Form 10-Q
period 2012-09-30
QUALYS, INC.
filed 2012-11-09
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission file number 001-35662
__________________
QUALYS, INC.
(Exact name of registrant as specified in its charter)
__________________

Delaware	77-0534145
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1600 Bridge Parkway, Redwood City, California 94065
(Address of principal executive offices, including zip code)

(650) 801-6100
(Registrant’s telephone number, including area code)
__________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant's common stock outstanding as of October 31, 2012 was 31,409,793.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
		(restated)
Assets
Current assets:
Cash	$25,804	$24,548
Accounts receivable, net of allowance of $355 and $230 at September 30, 2012 and December 31, 2011, respectively	23,452	20,750
Prepaid expenses and other current assets	6,502	3,774
Total current assets	55,758	49,072
Restricted cash	112	112
Property and equipment, net	16,896	13,861
Intangible assets, net	2,869	3,175
Goodwill	317	317
Other noncurrent assets	1,884	2,252
Total assets	$77,836	$68,789
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities :
Accounts payable	$1,715	$2,254
Accrued liabilities	9,085	8,468
Deferred revenues, current	51,693	46,717
Capital lease obligations, current	1,556	1,987
Total current liabilities	64,049	59,426
Deferred revenues, noncurrent	6,152	4,713
Income taxes payable, noncurrent	504	661
Other noncurrent liabilities	1,189	2,134
Capital lease obligations, noncurrent	1,074	2,406
Total liabilities	72,968	69,340
Commitments and contingencies (Note 6)
Convertible preferred stock:
Series A convertible preferred stock: $0.001 par value; 48,079,860 shares authorized; 4,766,543 shares issued and outstanding at September 30, 2012 and December 31, 2011; aggregate liquidation preference—$28,774	28,603	28,603
Series B convertible preferred stock: $0.001 par value; 110,314,114 shares authorized; 11,031,387 shares issued and outstanding at September 30, 2012 and December 31, 2011; aggregate liquidation preference—$28,862	28,568	28,568
Series C convertible preferred stock: $0.001 par value; 18,006,026 shares authorized; 1,799,328 shares issued and outstanding at September 30, 2012 and December 31, 2011; aggregate liquidation preference— $6,631	6,702	6,702
Total convertible preferred stock	63,873	63,873
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 299,900,000 shares authorized; — 5,964,621 and 5,300,288 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	5
Additional paid-in capital	17,257	12,927
Accumulated other comprehensive loss	(1,001)	(984)
Accumulated deficit	(75,267)	(76,372)
Total stockholders’ equity (deficit)	(59,005)	(64,424)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$77,836	$68,789

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$23,382	$19,375	$66,763	$55,560
Cost of revenues	4,634	3,225	13,423	9,124
Gross profit	18,748	16,150	53,340	46,436
Operating expenses:
Research and development	5,076	4,922	15,325	14,680
Sales and marketing	8,797	7,985	27,827	22,297
General and administrative	3,154	2,249	8,811	6,510
Total operating expenses	17,027	15,156	51,963	43,487
Income from operations	1,721	994	1,377	2,949
Other income (expense), net:
Interest expense	(38)	(47)	(153)	(164)
Interest income	1	4	2	10
Other income (expense), net	60	(418)	(44)	101
Total other income (expense), net	23	(461)	(195)	(53)
Income before provision for income taxes	1,744	533	1,182	2,896
Provision for income taxes	77	81	77	291
Net income	$1,667	$452	$1,105	$2,605
Net income attributable to common stockholders	$415	$102	$264	$576
Net income per share attributable to common stockholders:
Basic	$0.07	$0.02	$0.05	$0.12
Diluted	$0.06	$0.02	$0.04	$0.11
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	5,843	5,137	5,540	5,002
Diluted	26,545	24,402	25,972	24,208

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,667	$452	$1,105	$2,605
Foreign currency translation gain (loss), net of zero tax	41	(106)	(17)	(138)
Other comprehensive income (loss), net	41	(106)	(17)	(138)
Comprehensive income	$1,708	$346	$1,088	$2,467

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,105	$2,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,397	3,781
Bad debt expense	182	171
Loss on disposal of property and equipment	3	—
Stock-based compensation	2,583	1,512
Non-cash interest expense	24	27
Changes in operating assets and liabilities:
Accounts receivable	(2,884)	(1,973)
Prepaid expenses and other assets	146	(1,283)
Accounts payable	(542)	676
Accrued liabilities	(1,509)	752
Deferred revenues	6,415	4,724
Income taxes payable	(189)	311
Other noncurrent liabilities	(62)	(16)
Net cash provided by operating activities	10,669	11,287
Cash flows from investing activities:
Purchases of property and equipment	(8,104)	(4,250)
Net cash used in investing activities	(8,104)	(4,250)
Cash flows from financing activities:
Principal payments under capital lease obligations	(1,763)	(1,153)
Payment of consideration related to acquisition	(1,000)	—
Proceeds from exercise of stock options	1,998	971
Payments for offering costs in connection with initial public offering	(560)	—
Proceeds from issuance of Series C Preferred Stock	—	128
Net cash used in financing activities	(1,325)	(54)
Effect of exchange rate changes on cash	16	(128)
Net increase in cash	1,256	6,855
Cash at beginning of period	24,548	15,010
Cash at end of period	$25,804	$21,865

Non-cash investing and financing activities:
Deferred offering costs not yet paid	$1,973	$—
Issuance of common stock for acquisition of license	$51	$—

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”) was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Redwood City, California and has majority-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its QualysGuard Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2011, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2012 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Prospectus dated September 27, 2012, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, convertible preferred stock, stockholders' equity (deficit), income from operations or net income.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, which are located in Brazil, Canada, France, Germany, Hong Kong, India, Japan, Mexico, Singapore, the United Arab Emirates and the United Kingdom. All significant intercompany transactions and balances have been eliminated upon consolidation.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, common stock, stock-based compensation and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the accompanying condensed consolidated financial statements.

Convertible Preferred Stock
A sale of all or substantially all of the Company’s assets or merger or consolidation of the Company with another entity is treated as a liquidation unless, following such transaction, the Company’s stockholders directly or indirectly own, in the aggregate, more than 50% of the total voting power of the surviving or acquiring entity. These liquidation provisions and the extent of preferred stock holdings resulted in the preferred stock having redemption features that were not solely in the control of the Company. Because a potential purchaser could have acquired a majority of the outstanding voting stock, triggering a redemption that was outside of the Company’s control, all shares of convertible preferred stock were presented outside of permanent equity in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

On October 3, 2012, immediately prior to the closing of the Company’s initial public offering ("IPO"), all outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock. The related carrying value of the convertible preferred stock of $63.9 million was reclassified to common stock and additional paid-in capital at the time of the conversion. See Note 13 for additional information regarding the Company's IPO.

Concentration of Credit Risk
The Company deposits its cash balances with major financial institutions. Cash balances with any one institution at times may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of September 30, 2012, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance. One channel partner accounted for 13% of the Company’s accounts receivable balance as of December 31, 2011.

Cash
Cash includes highly liquid investments with original maturities of three months or less when acquired. These investments are stated at cost, which approximates fair market value. The Company’s balance of $25,804,000 and $24,548,000 at September 30, 2012 and December 31, 2011, respectively, consists entirely of cash held in banks.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses and is determined based on a review of existing accounts receivable by aging category to identify significant customers or invoices with collectability issues. For those invoices not specifically reviewed, the reserve is calculated based on the age of the receivable.

Any change in the assumptions used in analyzing a specific account receivable may result in an additional provision for doubtful accounts being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for doubtful accounts. Payments subsequently received on such receivables are credited back to the allowance for doubtful accounts.

Deferred Offering Costs
Deferred offering costs relating to the Company’s IPO are capitalized in prepaid expenses and other current assets on the condensed consolidated balance sheet and consist primarily of legal, accounting, printing and filing fees. The deferred offering costs will be offset against the proceeds from the IPO, which closed on October 3, 2012. As of September 30, 2012, the Company had capitalized $2,533,000 of deferred offering costs.

Restricted Cash
Restricted cash includes amounts maintained with banks as security deposits for certain leased facilities and, accordingly, is classified as a non-current asset.

Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property under capital lease is amortized over the term of the respective lease or the estimated useful life of the asset, whichever is shorter.

The Company purchases physical scanner appliances and other computer equipment that are provided on a subscription basis. This equipment is recorded within property and equipment on the accompanying condensed consolidated balance sheet, and the depreciation is recorded to cost of revenues over an estimated useful life of three years.

Upon retirement or disposal, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance that do not extend the life of an asset are expensed as incurred and major improvements are capitalized as property and equipment.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of September 30, 2012 and December 31, 2011, the Company has not written down any of its long-lived assets as a result of impairment.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is not subject to amortization. Goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. These tests are performed at the reporting unit level. The Company’s operations are organized as one reporting unit.

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting units to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2011 and concluded there was no impairment of goodwill.

If the qualitative assessment indicates there is more than a 50% likelihood that the fair value is less than the carrying amount, the Company would perform a two-step test. In the first step, the carrying value of the reporting unit is compared to its estimated fair value. If the estimated fair value is less than the carrying value, then potential impairment exists. In the second step, the Company calculates the amount of any impairment by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value.

Certain other intangible assets acquired are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist. The Company’s intangible assets are comprised primarily of existing technology, patent license, and non-competition agreements and are amortized over periods ranging from three to fourteen years on a straight-line basis.

Software Development Costs
The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Total capitalized development costs are $251,000 at September 30, 2012 and December 31, 2011. The capitalized development costs are recorded within other noncurrent assets and were fully amortized at September 30, 2012 and December 31, 2011.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into financial instruments for trading or speculative purposes.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At September 30, 2012, the Company had one outstanding forward contract with a notional amount of 7,600,000 Euros, which expired on October 31, 2012. At December 31, 2011, the Company had one outstanding forward contract with a notional amount of 3,680,000 Euros, which expired on January 31, 2012. These contracts were entered into at the end of each period, and thus the fair value of the contracts was $0 at September 30, 2012 and December 31, 2011. The Company began to use these forward contracts in December 2011. The Company recorded a loss of $362,000 and $91,000 from these contracts, which partially offset the foreign currency transaction gains of $415,000 and $49,000 during the three and nine months ended September 30, 2012, respectively. There were no gains or losses from forward contracts in the three and nine months ended September 30, 2011. These derivatives were not designated as hedges.

Stock-Based Compensation
The Company recognizes stock-based compensation expense for its employee stock options over the requisite service period for awards of equity instruments based on the grant-date fair value of those awards expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Option grants to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The stock-based compensation expense for non-employees is subject to periodic adjustments as the options vest, and the expense is recognized over the period in which services are received.

Revenue Recognition

The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. Customers are required to return physical scanner appliances if they do not renew their subscriptions.

The Company recognizes revenues when all of the following conditions are met:

•	There is persuasive evidence of an arrangement.

•	The service has been provided to the customer.

•	The collection of the fees is reasonably assured.

•	The amount of fees to be paid by the customer is fixed or determinable.

Subscriptions are recognized ratably over the subscription period. The Company recognizes revenues from subscriptions that include physical scanner appliances and other computer equipment ratably over the period of the subscription. Because the customer’s access to the Company’s cloud solutions are delivered at the same time as or within close proximity to the delivery of physical scanner appliances and the terms are commensurate for these services and equipment, the Company considers these elements as a single unit of accounting recognized ratably over the subscription period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Beginning on January 1, 2011, the Company adopted authoritative accounting guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. As a result of implementing this authoritative guidance, the Company’s revenues for the three and nine months ended September 30, 2012 and 2011 were not materially different from what would have been recognized under the previous guidance for multiple-element arrangements. The Company does not expect that the adoption of this standard will have a significant impact on its revenue recognition in the future.

Deferred revenues consist of revenues billed or received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date.

Costs of shipping and handling charges incurred by the Company associated with physical scanner appliances and other computer equipment are included in cost of revenues.

Sales taxes and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. For the three months ended September 30, 2012 and 2011, the Company incurred advertising costs of $830,000 and $1,021,000, respectively, and for the nine months ended September 30, 2012 and 2011, such costs were $2,983,000 and $2,933,000, respectively.

Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using statutory tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. Tax positions are based upon their technical merits, relevant tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax positions. A tax position is only recognized in the financial statements if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments that could result in recognition of additional tax benefits or additional charges to the tax provision and may not accurately reflect the actual outcomes. The Company’s policy is to recognize interest and penalties relating to unrecognized tax benefits as a component of the provision for income taxes.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments, which are reflected net of tax, that are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the condensed consolidated statements of comprehensive income.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency Translation and Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable local foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company’s condensed consolidated financial statements. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect as of the balance sheet date, and income and expenses are translated at average exchange rates during the period. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Foreign currency transaction gains or losses are recognized in other income (expense). The Company recorded foreign currency transaction gains (losses) of $53,000 and $(418,000) during the three months ended September 30, 2012 and 2011, respectively, and $(42,000) and $97,000 during the nine months ended September 30, 2012 and 2011, respectively.

Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company has an asset that is valued in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2—Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

At September 30, 2012 and December 31, 2011, a derivative financial instrument, consisting of a foreign currency forward contract, was valued at $0 as the contract was entered into on the last day of the period. This instrument was valued using Level 2 inputs.

Net Income Per Share Attributable to Common Stockholders
The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Convertible preferred stock and common stock subject to repurchase resulting from the early exercise of stock options are considered to be participating securities since they contain non-forfeitable rights to dividends or dividend equivalents in the event the Company declares a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities are subtracted from net income after deducting preferred stock dividends, if any, to determine total undistributed earnings to be allocated to common stockholders. The holders of our convertible preferred stock do not have a contractual obligation to share in our net losses and such shares are excluded from the computation of basic earnings per share in periods of net loss.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. In computing diluted net income attributable to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which comprise outstanding stock options, warrants, convertible preferred stock and contingently issuable shares related to an acquisition. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options, warrants, convertible preferred stock and contingently issuable shares related to an acquisition are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive.

Recent Accounting Pronouncements
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required from non-emerging growth companies.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which generally represents clarifications of ASC Topic 820, Fair Value Measurement, but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. This standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a more than 50% likelihood) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. If there is more than 50% likelihood the fair value is less than the carrying amount, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reverse Stock Split
In September 2012, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a one-for-ten reverse stock split of the Company’s issued and outstanding shares of common and convertible preferred stock. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for convertible preferred stock, options for common stock, contingently issuable shares of common stock and per share amounts contained in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

NOTE 2.	Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated balance sheet as of December 31, 2011 to reflect the correction of an error in the 2010 provision for income taxes. The restatement relates to the tax benefit resulting from a reduction of the liability for uncertain tax positions upon the lapse of the statute of limitations for the 2007 tax year of its French subsidiary. The Company did not release the liability at December 31, 2010 due to an error in the determination of when the statute of limitations would expire.

The following table presents the impact of the restatement adjustment on the Company’s condensed consolidated balance sheet as of December 31, 2011:

	Balance as of December 31, 2011
	As Previously Reported	Effect of Restatement	As Restated
	(in thousands)
Income taxes payable, noncurrent	$1,101	$(440)	$661
Accumulated deficit - beginning of year	(78,766)	440	(78,326)
Accumulated deficit - end of year	(76,812)	440	(76,372)

This restatement did not have a net impact on the cash provided by (used in) the Company’s operating, investing or financing activities for the nine months ended September 30, 2011.

The accompanying notes to condensed consolidated financial statements have been updated, as necessary, to reflect the impact of the restatement adjustment.

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Computer equipment	$17,144	$12,483
Computer software	5,913	5,720
Furniture, fixtures and equipment	1,438	1,330
Scanner appliances	15,894	13,394
Leasehold improvements	1,623	1,418
Total property and equipment	42,012	34,345
Less: accumulated depreciation and amortization	(25,116)	(20,484)
Property and equipment, net	$16,896	$13,861

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets held under capital lease included in computer equipment and software at September 30, 2012 and December 31, 2011 totaled approximately $8,053,000. The related accumulated depreciation at September 30, 2012 and December 31, 2011 totaled $4,558,000 and $3,313,000, respectively. The capital lease obligations are secured by the related equipment and software.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $4,905,000 and $3,436,000 at September 30, 2012 and December 31, 2011, respectively, including assets that have not been placed in service of $1,170,000 and $210,000, respectively. Other fixed assets not placed in service at September 30, 2012 and December 31, 2011, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $1,315,000 and $500,000 respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $1,739,000 and $1,121,000 for the three months ended September 30, 2012 and 2011, respectively, and $5,066,000 and $3,466,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4.	Business Combination

On August 31, 2010, the Company acquired Nemean Networks, LLC (“Nemean”), a company developing network security solutions for detection and awareness of external intrusions to computer networks. The Company acquired Nemean to provide additional solutions on its cloud platform. The consideration for this acquisition consisted of $3.7 million in cash and common stock, including a non-contingent payment of $1.0 million in cash and 6,250 shares of common stock, both of which occurred in September 2012. The non-contingent cash payment amount was recorded in current liabilities at December 31, 2011 at its net present value. The Company accounted for this transaction as a business combination.

In addition, the Company acquired an exclusive license to certain patents in connection with the Nemean acquisition and elected to make an annual payment of $25,000 in September 2012 to a third party in order to maintain the exclusivity of the license. This payment was recorded within prepaid expenses and other current assets and is being amortized over a one-year period. The Company has the option to make such annual payments for nine additional years.

NOTE 5.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			September 30, 2012		December 31, 2011
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(568)	$1,342	$(364)	$1,546
Patent license	14 years	1,339	(199)	1,140	(127)	1,212
Non-competition agreements and other	3 years	171	(79)	92	(49)	122
Total intangibles subject to amortization		$3,420	$(846)	2,574	$(540)	2,880
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,869		$3,175

Intangibles amortization expense was $103,000 and $101,000 for the three months ended September 30, 2012 and 2011, respectively, and $306,000 and $304,000 for the nine months ended September 30, 2012 and 2011, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2012, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2012	$106
2013	414
2014	388
2015	381
2016	369
2017 and thereafter	916
Total expected future amortization expense	$2,574

Goodwill, which is not subject to amortization, totaled $317,000 as of September 30, 2012 and December 31, 2011. The Company performed its annual goodwill impairment test for the year ended December 31, 2011 using a qualitative assessment and concluded there was no impairment of goodwill as the qualitative assessment performed did not indicate that it is more likely than not that the single reporting unit fair value is less than its carrying value.

NOTE 6.	Commitments and Contingencies
Line of Credit
In March 2009, the Company entered into an equipment line of credit of $1,500,000. The line of credit allowed the Company to borrow to purchase specific equipment. Each advance was immediately amortizable and payable in 30 monthly installments, with the final maturity date to be no later than September 2012. Each advance was secured by the specific equipment and carried an interest rate of 9.0%. In March 2010, the Company amended its equipment line of credit. The amount available for draws at the time of the amendment was increased by $775,000 and was available through February 2011. Each advance was immediately amortizable and payable in 30 monthly installments, with final maturity date to be no later than August 2013, and carried an interest rate of 7.5%. In December 2010, the Company completed a second amendment to its equipment line of credit. The amount available for draws at the time of the amendment was increased by an additional $1,000,000 and was available through February 2012. Each advance is immediately amortizable and payable in 30 monthly installments, with the final maturity date to be no later than August 2014, and carries an interest rate of 6.5%. At September 30, 2012 and December 31, 2011 the Company had $312,000 and $892,000, respectively, in outstanding borrowings under this line of credit, which are recorded in capital lease obligations in the condensed consolidated balance sheets. The remaining amount available for borrowings at December 31, 2011 was $937,000. The line of credit expired in February 2012, and the Company is not able to draw any further funds from the line of credit.

Leases
The Company leases certain computer equipment and its corporate office facilities under noncancelable operating leases for varying periods through 2019. The Company has also entered into capital lease obligations, with varying interest rates from 1.8% to 9.0%, a portion of which are secured by the related computer equipment and software as of September 30, 2012 and December 31, 2011.

In 2011, the Company entered into a $3,100,000 financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. In connection with this transaction, the Company also has minimum obligations for related maintenance and support of $1,785,000 and $2,611,000 at September 30, 2012 and December 31, 2011, respectively, Such obligation for maintenance and support is recorded in current and other noncurrent liabilities in the condensed consolidated balance sheets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following are the minimum annual lease payments due under these leases at September 30, 2012:

	Operating Leases	Capital Leases
	(in thousands)
Remainder of 2012	$526	$238
2013	2,418	1,370
2014	1,685	1,078
2015	1,441	—
2016	1,448	—
2017 and thereafter	1,453	—
Total minimum lease payments	$8,971	2,686
Less amount representing interest		(56)
Present value of minimum payments		2,630
Less current portion		(1,556)
Capital lease obligations, noncurrent		$1,074

Rent expense was $714,000 and $616,000 for the three months ended September 30, 2012 and 2011, respectively and $2,058,000 and $1,725,000 for the nine months ended September 30, 2012 and 2011, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of September 30, 2012 and December 31, 2011, the Company has accrued $284,000 and $346,000, respectively, of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it may have exposure, it has recorded a provision of $388,000 and $345,000 at September 30, 2012 and December 31, 2011, respectively, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at September 30, 2012 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Indemnifications
The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company's by-laws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, and (iii) contracts under which the Company may be required to indemnify customers or resellers from certain liabilities arising from potential infringement of intellectual property rights, as well as potential damages caused by limited product defects. To date, the Company has not incurred and has not recorded any liability in connection with such indemnifications.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At September 30, 2012, the Company has not recorded any such liabilities in accordance with accounting for contingencies.

NOTE 7.	Stockholders' Equity

Common Stock
During the nine months ended September 30, 2012 the Company issued 724,458 shares of common stock, of which 703,440 shares resulted from the exercise of stock options and 21,018 shares were awarded as equity compensation. Additionally, the Company repurchased 60,125 shares of unvested early-exercised stock options.

The Company had reserved shares of common stock for future issuance as follows:

	September 30,	December 31,
	2012	2011
Options outstanding under the stock option plans
2000 Equity Incentive Plan (1)	6,539,099	6,312,041
Options available for future grants under the stock option plans
2000 Equity Incentive Plan	832,838	803,237
2012 Equity Incentive Plan (1)	3,050,000	—
Convertible preferred stock outstanding	17,597,258	17,597,258
Total shares reserved for future issuance	28,019,195	24,712,536

(1) See Note 8 for a description of these plans.

Subsequent to September 30, 2012, the Company closed its IPO and issued 7,836,250 shares of common stock on October 3, 2012. Additionally, immediately prior to the closing of the IPO, 17,597,258 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock. If the IPO had closed on September 30, 2012, the Company would have had 37,937,228 shares of common stock outstanding on a fully diluted basis, taking into consideration the exercise of 6,539,099 outstanding options as of September 30, 2012. Refer to Note 13 for additional information regarding the Company’s IPO.

Convertible Preferred Stock
As of September 30, 2012, the Company was authorized to issue 176,400,000 shares of convertible preferred stock with a par value of $0.001 per share. The Company had designated 48,079,860 shares as Series A Preferred Stock, 110,314,114 shares as Series B Preferred Stock, and 18,006,026 shares as Series C Preferred Stock (cumulatively referred to as “Series Preferred”).

During 2000 and 2001, the Company issued 1,498,137 shares and 574,998 shares, respectively, of Series A Preferred Stock at an issuance price of $14.00 per share.

During 2003, the Company issued 11,031,387 shares of Series B Preferred Stock at an issuance price of $2.60 per share. Certain of these shares were issued upon the conversion of the Company’s then existing notes payable and related accrued interest at a conversion price per share equal to the price paid by other investors that purchased Series B Preferred Stock for cash.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the issuance of the Series B Preferred Stock in 2003, holders of Series A Preferred Stock were entitled to additional shares of Series A Preferred Stock in accordance with the antidilution provisions of the Company’s amended certificate of incorporation. The additional shares issued from the recapitalization resulted in a decrease to the average price of Series A Preferred Stock from $14.00 per share at issuance to $6.00 per share.

During 2004, the Company issued 1,729,636 shares of Series C Preferred Stock at an issuance price of $3.76 per share.

On October 3, 2012, all of the 17,597,258 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock immediately prior to the closing of the IPO.

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share.

Dividends
The holders of Series Preferred are entitled to receive dividends, as may be declared by the Board of Directors, at the rate of eight percent of the original issuance price, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like, in preference to holders of any other capital stock. Holders of Series C Preferred Stock are entitled to receive dividends in preference to holders of Series A Preferred Stock and Series B Preferred Stock. Further, holders of Series B Preferred Stock are entitled to receive dividends in preference to holders of Series A Preferred Stock. On October 3, 20102, all of the 17,597,258 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock immediately prior to the closing of the IPO.

Conversion
Any share of Series Preferred is convertible at any time, at the option of holder, into fully paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of Series Preferred is entitled upon conversion is the product obtained by multiplying the conversion rate by the number of shares being converted, subject to certain antidilution provisions. The conversion rate is the quotient obtained by dividing the original issuance price by the conversion price. The conversion price is the original issuance price, as adjusted from time to time due to any recapitalizations, dividends, or distributions. As of September 30, 2012 and December 31, 2011, Series Preferred shares are convertible at a ratio of 1-to-1 into common stock.

Each share of Series Preferred automatically converts into shares of common stock at the effective conversion rate immediately upon the earlier to occur of (i) the Company’s sale of its common stock in a bona fide firm commitment underwriting pursuant to a registration statement filed under the Securities Act of 1933, as amended, at the public offering price of not less than $12.00 per share (as adjusted to reflect subsequent stock dividends, stock splits, or recapitalizations) and $20 million in the aggregate or (ii) the date specified by written consent of agreement of the holders of a majority of the outstanding shares of Series C Preferred Stock. Such conversion took place on October 3, 2012 immediately prior to the closing of the IPO.

Liquidation Rights
Initial Distribution—Series C Preferred

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of Series C Preferred Stock are entitled to receive a liquidation payment prior and in preference to any distribution of any of the assets of the Company to holders of Series B Preferred Stock, Series A Preferred Stock, and common stock by reason of their ownership. The liquidation rights will be in an amount per share of Series C

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Preferred Stock equal to the original issuance price, adjusted for any stock dividends, combinations, or splits with respect to such shares and amounts equal to declared but unpaid dividends on such shares. At liquidation, if the assets of the Company are insufficient to make payment in full to all holders of Series C Preferred Stock outstanding at that date, then such assets shall be distributed among the holders of Series C Preferred Stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Secondary Distribution—Series B Preferred

After payment of the full liquidation preference of the Series C Preferred Stock, holders of Series B Preferred Stock are entitled to receive a liquidation payment prior and in preference to any distribution of any of the assets of the Company to holders of Series A Preferred Stock and common stock. The liquidation rights will be in an amount per share of Series B Preferred Stock equal to the original issuance price, adjusted for any stock dividends, combinations, or splits with respect to such shares and amounts equal to declared but unpaid dividends on such shares. At liquidation, if the remaining assets of the Company are insufficient to make payment in full to all holders of Series B Preferred Stock outstanding at that date, then such assets shall be distributed among the holders of Series B Preferred Stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Tertiary Distribution—Series A Preferred

After full payment of the liquidation preference of the Series C Preferred Stock and Series B Preferred Stock, the holders of Series A Preferred Stock are entitled to receive a liquidation payment prior and in preference to any distribution of any assets of the Company to holders of common stock. The liquidation rights will be in an amount per share of Series A Preferred Stock equal to the original issuance price, adjusted for any stock dividends, combinations, or splits with respect to such shares and amounts equal to declared but unpaid dividends on such shares. At liquidation, if the remaining assets of the Company are insufficient to make payment in full to all holders of Series A Preferred Stock outstanding at that date, then such assets shall be distributed among the holders of Series A Preferred, ratably in proportion to the full amounts to which they would otherwise be entitled.

Remaining Assets Distribution—Common Stock

After full payment of the liquidation preference of the Series Preferred stockholders, any remaining assets of the Company legally available shall be distributed among the holders of common stock on a pro rata basis based on the number of shares of common stock held by each.

Voting

The holder of each share of Series Preferred is entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock can be converted.

NOTE 8.	Employee Stock and Benefit Plans

Stock Options

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the "2000 Plan"), the Company has been authorized to grant to eligible participants either incentive stock options (“ISOs”) or nonstatutory stock options (“NSOs”) to purchase up to 11,987,853 shares of common stock. The ISOs may be granted at a price per share not less than the fair market value at the date of grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted to date are immediately exercisable, and unvested shares are subject to repurchase by the Company.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Options granted generally vest over a period of up to four years, with a maximum term of ten years. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. At September 30, 2012 and December 31, 2011, there were 58,534 and 76,437 shares, respectively, that were subject to the Company’s right to repurchase. Shares repurchased by the Company are added to the pool of options available for future grant. The Company repurchased 3,334 unvested common shares in the three months ended September 30, 2011, and 60,125 and 10,001 unvested common shares in the nine months ended September 30, 2012 and 2011, respectively. There were no shares repurchased during the three months ended September 30, 2012. The amounts paid for these shares purchased under an early exercise of stock options are not reported as a component of stockholders’ equity (deficit) until those shares vest. The amounts received in exchange for these shares totaled $358,000 and $414,000 as of September 30, 2012 and December 31, 2011, respectively, have been recorded as an accrued liability in the accompanying condensed consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Common shares purchased under the Plan are subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of these shares to third parties. The Company’s right of first refusal terminates upon completion of an initial public offering of common stock.

Subsequent to September 30, 2012, the 2000 Plan was terminated in connection with the closing of the IPO, and accordingly, no shares are currently available for issuance under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the "2012 Plan") was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company has been authorized to grant to eligible participants ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares equivalent to up to 3,050,000 shares of common stock. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year starting on January 1, 2014 by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of our immediately preceding fiscal year; or an amount determined by the board of directors. Incentive stock options may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and our subsidiary corporations' employees and consultants. As of September 30, 2012, no shares had been granted under the 2012 Plan.

Stock-based employee compensation is included in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues	$68	$44	$191	$94
Research and development	167	118	461	334
Sales and marketing	306	173	746	399
General and administrative	244	204	723	603
Total stock-based employee compensation	$785	$539	$2,121	$1,430

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2012 and December 31, 2011, the Company had $5,949,000 and $4,832,000, respectively, of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 3 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected term (in years)	5.3 - 6.0	5.6	5.3 - 6.0	5.6
Volatility	53%	55%	53%	55%
Risk-free interest rate	0.6% - 0.7%	1.0% - 1.6%	0.6% - 0.8%	1.0% - 2.3%
Dividend yield	—	—	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Volatility is based on historical volatility of several public entities that are similar to the Company, as the Company does not have sufficient historical transactions in its own shares on which to base expected volatility. The Company has not historically issued any dividends and does not expect to in the future.

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $242,000 and $11,000 for the three months ended September 30, 2012 and 2011, respectively, and $431,000 and $71,000 for the nine months ended September 30, 2012 and 2011, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2011	6,312,041	$3.36	6.9	$16,012
Granted	1,322,906	8.39
Exercised	(703,459)	2.84
Canceled	(392,389)	6.85
Balance as of September 30, 2012	6,539,099	4.23	7.0	$64,953
Vested and expected to vest - September 30, 2012	6,100,152	4.00	6.9
Exercisable - September 30, 2012	6,537,727	4.23	7.0

401(k) Plan
The Company’s 401(k) Plan (the “401(k) Plan”) was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. To date, the Company has not made any contributions to the 401(k) Plan.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Foreign exchange gains (losses)	$53	$(418)	$(42)	$97
Other income (expense)	7	—	(2)	4
Other income (expense), net	$60	$(418)	$(44)	$101

NOTE 10.	Income Taxes

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete items recorded in the period. The Company's effective tax rate for the three and nine months ended September 30, 2012 was 4.4% and 6.5%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2011 was 15.2% and 10.0%, respectively.

The provision for income taxes for the nine months ended September 30, 2012 primarily reflects the provision for income taxes for foreign and state taxes, partially offset by a tax benefit of $0.2 million resulting from the reduction of liability for uncertain tax positions in foreign jurisdictions. The provision for income taxes for the nine months ended September 30, 2011 primarily reflects the provision for income taxes for international operations and state taxes.

As of September 30, 2012 and December 31, 2011, unrecognized tax benefits were $1.1 million and $1.2 million, respectively. The total amount of unrecognized tax benefits, if recognized, and in absence of full valuation allowance, would favorably impact the effective tax rate.

NOTE 11.	Segment Information and Information about Geographic Area

The Company operates in one segment. The Company’s chief operating decision maker (“CODM”) is the Chairman, President and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States. Revenues by geographic area, based on the location of the customer, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
United States	$16,063	$13,203	$45,644	$38,119
Other	7,319	6,172	21,119	17,441
Total revenues	$23,382	$19,375	$66,763	$55,560

As of September 30, 2012 and December 31, 2011, property and equipment locations outside the United States were not material.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12.	Net Income Per Share Attributable to Common Stockholders

The computations for basic and diluted net income per share attributable to common stockholders are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Numerator:
Net income	$1,667	$452	$1,105	$2,605
Net income attributable to participating securities	(1,252)	(350)	(841)	(2,029)
Net income attributable to common stockholders - basic	415	102	264	576
Undistributed earnings reallocated to participating securities	1,249	349	839	2,026
Net income attributable to common stockholders - diluted	$1,664	$451	$1,103	$2,602
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders - basic	5,843	5,137	5,540	5,002
Effect of potentially dilutive securities:
Convertible preferred stock	17,597	17,597	17,597	17,588
Common stock options	3,105	1,656	2,829	1,604
Warrants	—	—	—	2
Contingently issuable shares related to an acquisition	—	12	6	12
Weighted-average shares used in computing net income per share attributable to common stockholders - diluted	26,545	24,402	25,972	24,208
Net income per share attributable to common stockholders
Basic	$0.07	$0.02	$0.05	$0.12
Diluted	$0.06	$0.02	$0.04	$0.11

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Common stock options	1,108	2,806	1,031	2,828

NOTE 13.	Subsequent Events

On October 3, 2012, the Company closed its IPO of 8,711,250 shares of common stock at an offering price of $12.00 per share. The offering included 7,836,250 shares sold and issued by the Company and 875,000 shares sold by selling stockholders. The shares sold in the offering included 1,136,250 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with this offering of approximately $2.5 million. Immediately prior to the closing, all of the Company’s 17,597,258 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock.

Additionally, on October 3, 2012, the Company filed its Amended and Restated Certificate of Incorporation increasing the number of shares the Company is authorized to issue to 1,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the final prospectus for our initial public offering dated as of and filed with the SEC pursuant to Rule 424(b)(4) on September 27, 2012 (File No. 333-182027).
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a pioneer and leading provider of cloud security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our QualysGuard Cloud Platform enable our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our QualysGuard Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

We were founded in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. Historically, we have experienced significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to September 30, 2011 grew $4.0 million to $59.6 million during the nine months ended September 30, 2012. We expect this trend to continue.

We market and sell our solutions to enterprises, government entities and to small and medium size businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of September 30, 2012, we had over 6,000 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In the nine months ended September 30, 2012 and 2011, approximately 68% and 69%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had strong revenue growth in the three and nine months ended September 30, 2012 compared to the same periods in 2011. Our revenues increased to $23.4 million in the three months ended September 30, 2012 from $19.4 million for the comparable period in 2011. Revenues reached $66.8 million for the nine months ended September 30, 2012, compared to $55.6 million in the nine months ended September 30, 2011, representing period-over-period increases of $4.0 million, and $11.2 million, or 21% and 20%, respectively. For the three months ended September 30, 2012, we had net income of $1.7 million compared to net income of $0.5 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, we had net income of $1.1 million compared to net income of $2.6 million for the nine months ended September 30, 2011.

On September 28, 2012, our common stock commenced trading on the NASDAQ Stock Market under the trading symbol “QLYS,” and on October 3, 2012 we closed our initial public offering. In our initial public offering, we sold and issued 7,836,250 shares and certain selling stockholders sold an additional 875,000 shares. The net proceeds to us from the offering were approximately $87.5 million, after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with this offering of approximately $2.5 million.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies.

Four-Quarter Bookings
We monitor Four-Quarter Bookings, a non-GAAP financial measure, which is calculated as revenues for the preceding four quarters plus the change in current deferred revenues for the same period. We believe this metric provides an additional tool for investors to use in assessing our business performance in a way that more fully reflects current business trends than reported revenues and reduces the variations in any particular quarter caused by customer subscription renewals. We believe Four-Quarter Bookings reflects the material sales trends for our business because it includes sales of subscriptions to new customers, as well as subscription renewals and upsells of additional subscriptions to existing customers. Since over 80% of our subscriptions are one year in length, we use current deferred revenues in this metric in order to focus on revenues to be generated over the next four quarters and to exclude the impact of multi-year subscriptions. Under our revenue recognition policy, we record subscription fees as deferred revenues and recognize revenues ratably over the subscription periods. For this reason, substantially all of our revenues for a period are typically generated from subscriptions commencing in prior periods. In addition, subscription renewals may vary during the year based on the date of our customers’ original subscriptions, customer requests to modify subscription periods or other factors.

The following table presents the reconciliation of revenues to Four-Quarter Bookings for the four quarters ended September 30, 2012 and 2011.

	Four Quarters Ended
	September 30,
	2012	2011
	(in thousands, except percentages)
Revenues	$87,416	$72,816
Deferred revenues, current
Beginning of the Four-Quarter Period	40,413	34,370
Ending	51,693	40,413
Net change	11,280	6,043
Four-Quarter Bookings	$98,696	$78,859
Percentage change from prior year period	25%	22%

Adjusted EBITDA
We monitor Adjusted EBITDA, a non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude in Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets and (5) stock-based compensation.

The following table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Net income	$1,667	$452	$1,105	$2,605
Other (income) expense, net	(23)	461	195	53
Provision for income taxes	77	81	77	291
Depreciation and amortization of property and equipment	1,739	1,121	5,066	3,466
Amortization of intangible assets	112	101	331	315
Stock-based compensation	1,027	550	2,583	1,512
Adjusted EBITDA	$4,599	$2,766	$9,357	$8,242
Percentage of revenues	20%	14%	14%	15%

Limitations of Four-Quarter Bookings and Adjusted EBITDA
Four-Quarter Bookings and Adjusted EBITDA, non-GAAP financial measures, have limitations as analytical tools, and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:

•
Four-Quarter Bookings reflects the amount of revenues over a four-quarter period, plus the net change in the current portion of deferred revenues, while revenues are recognized ratably over the subscription periods;

•	Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;

•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;

•
Adjusted EBITDA excludes depreciation and amortization of property and equipment and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

•	Other companies, including companies in our industry, may calculate Four-Quarter Bookings or Adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, Four-Quarter Bookings and Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income and our financial results presented in accordance with U.S. GAAP.

Key Components of Results of Operations
Revenues
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. We generate the substantial majority of our revenues through the sale of subscriptions to our QualysGuard Vulnerability Management solution, and we also have a growing number of customers who have purchased our additional solutions. Subscriptions to our solutions allow customers to access our cloud security and compliance solutions through a unified, web-based interface. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. Customers are required to return physical scanner appliances if they do not renew their subscriptions.

We typically invoice our customers for the entire subscription amount at the start of the subscription term. Invoiced amounts are reflected on our consolidated balance sheet as accounts receivable or as cash when collected, and as deferred revenues until earned and recognized ratably over the subscription period. Accordingly, deferred revenues represents the amount billed to customers that has not yet been earned or recognized as revenues, pursuant to subscriptions entered into in current and prior periods.

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to make significant capital investments to expand our data center operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses
Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to prior acquisitions and overhead allocations. All research and development costs are expensed as incurred. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and expect that research and development expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel and the rate at which they generate incremental revenues may affect our future operating results. We expect that sales and marketing expenses will increase in absolute dollars.

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams as well as professional services fees and overhead allocations. We anticipate that we will incur additional expenses for personnel and for professional services, including auditing and legal services, insurance and other corporate governance-related expenses, including compliance with Section 404 of the Sarbanes-Oxley Act, related to operating as a public company. We expect that general and administrative expenses will increase in absolute dollars, especially in the near term, as we continue to add personnel to support our growth and operate as a public company.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest expense associated with our capital leases and foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British pound and Japanese yen.

Provision for Income Taxes
Our provision for income taxes consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States. The provision for income taxes also includes changes to unrecognized tax benefits related to uncertain tax positions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax impact of timing differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the statutory rate change is enacted into law.

We maintain a full valuation allowance on our U.S. federal and state deferred tax assets. Our cash tax expense is impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the full valuation allowance and sensitivity of current cash taxes to local rules, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in non-deductible stock compensation or other non-deductible expenses and to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.  Our effective tax rate could also fluctuate due to a change in our earnings projections, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Results of Operations

The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$23,382	$19,375	$66,763	$55,560
Cost of revenues (1)	4,634	3,225	13,423	9,124
Gross profit	18,748	16,150	53,340	46,436
Operating expenses:
Research and development (1)	5,076	4,922	15,325	14,680
Sales and marketing (1)	8,797	7,985	27,827	22,297
General and administrative (1)	3,154	2,249	8,811	6,510
Total operating expenses	17,027	15,156	51,963	43,487
Income from operations	1,721	994	1,377	2,949
Other income (expense), net	23	(461)	(195)	(53)
Income before provision for income taxes	1,744	533	1,182	2,896
Provision for income taxes	77	81	77	291
Net income	$1,667	$452	$1,105	$2,605

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenues	$68	$44	$195	$96
Research and development	167	118	484	340
Sales and marketing	349	163	856	397
General and administrative	443	225	1,048	679
Total stock-based compensation	$1,027	$550	$2,583	$1,512

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	100%	100%	100%	100%
Cost of revenues	20	17	20	16
Gross profit	80	83	80	84
Operating expenses:
Research and development	22	25	23	26
Sales and marketing	38	41	42	40
General and administrative	13	12	13	13
Total operating expenses	73	78	78	79
Income from operations	7	5	2	5
Other income (expense), net	—	(2)	—	—
Income before provision for income taxes	7	3	2	5
Provision for income taxes	—	1	—	—
Net income	7%	2%	2%	5%

Comparison of Three Months Ended September 30, 2012 and 2011
Revenues

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$23,382	$19,375	$4,007	21%

Revenues increased $4.0 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to the sale of additional solutions to existing customers and subscriptions to new customers. Of the total increase of $4.0 million, $2.9 million was from customers in the United States and the remaining $1.1 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$4,634	$3,225	$1,409	44%
Percentage of revenues	20%	17%
Gross profit percentage	80%	83%

Cost of revenues increased $1.4 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to $0.6 million of higher depreciation expenses related to additional data center equipment, third-party software and physical scanner appliances deployed to customers, increased personnel expenses of $0.4 million, principally driven by the addition of employees in our operations team, and increased third-party software maintenance expense of $0.2 million. The decrease in gross profit percentage reflects the impact of increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Research and development	$5,076	$4,922	$154	3%
Percentage of revenues	22%	25%

Research and development expenses were relatively constant in the three months ended September 30, 2012 and 2011, with slight increases due to the addition of employees as we continue to invest in enhancing our platform and developing new solutions.

Sales and Marketing Expenses

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$8,797	$7,985	$812	10%
Percentage of revenues	38%	41%

Sales and marketing expenses increased $0.8 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in personnel expenses of $1.2 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions as a result of higher bookings, partially offset by decreased marketing expenses of $0.4 million due to the timing of trade show and marketing activities in the third quarter of 2012.

General and Administrative Expenses

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$3,154	$2,249	$905	40%
Percentage of revenues	13%	12%

General and administrative expenses increased $0.9 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to an increase in personnel expenses of $0.4 million, principally driven by the addition of employees to support the growth of our business, an increase in stock-based compensation expense of $0.2 million, primarily for advisory board members, and an increase in professional services expenses of $0.2 million.

Other Income (Expense), Net

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income (expense), net	$23	$(461)	$484	(105)%
Percentage of revenues	—%	2%

Other income (expense), net increased $0.5 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to foreign exchange fluctuations in the Euro. The three months ended September 30, 2012 included $0.1 million of foreign currency exchange gains, compared to $0.4 million of foreign currency exchange losses in the three months ended September 30, 2011.

Provision for Income Taxes

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Provision for income taxes	$77	$81	$(4)	(5)%
Percentage of revenues	—%	1%

Provision for income taxes was unchanged in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Although pre-tax income was higher in the three months ended September 30, 2012, as we had a full valuation allowance in the United States, the provision for income taxes were primarily a result of foreign and state taxes and did not change significantly from the same quarter a year ago.

Comparison of Nine Months Ended September 30, 2012 and 2011
Revenues

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$66,763	$55,560	$11,203	20%

Revenues increased $11.2 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Revenues from customers existing at or prior to September 30, 2011 grew $4.0 million to $59.6 million during the nine months ended September 30, 2012 due to increased subscriptions. Subscriptions from new customers added in the twelve months ended September 30, 2012 contributed $7.2 million to the increase in revenues. Of the total increase of $11.2 million, $7.5 million was from customers in the United States and the remaining $3.7 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$13,423	$9,124	$4,299	47%
Percentage of revenues	20%	16%
Gross profit percentage	80%	84%

Cost of revenues increased $4.3 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to $1.6 million of higher depreciation expenses related to additional data center equipment, third-party software and physical scanner appliances deployed to customers, increased personnel expenses of $1.3 million, principally driven by the addition of employees in our operations team, and increased third-party software maintenance expense of $0.8 million. The decrease in gross profit percentage reflects the impact of increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Research and development	$15,325	$14,680	$645	4%
Percentage of revenues	23%	26%

Research and development expenses increased $0.6 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in personnel expenses of $0.7 million, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$27,827	$22,297	$5,530	25%
Percentage of revenues	42%	40%

Sales and marketing expenses increased $5.5 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in personnel expenses of $4.2 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions as a result of higher bookings, increased travel and related expense of $0.6 million and increased professional services expenses of $0.2 million.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$8,811	$6,510	$2,301	35%
Percentage of revenues	13%	13%

General and administrative expenses increased $2.3 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in personnel expenses of $1.1 million, principally driven by the addition of employees to support the growth of our business, an increase in stock-based compensation of $0.2 million, primarily for advisory board members, and an increase in professional services expenses of $0.5 million.

Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income (expense), net	$(195)	$(53)	$(142)	268%
Percentage of revenues	—%	—%

Other income (expense), net decreased $(0.1) million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to foreign exchange fluctuations in the Euro. The nine months ended September 30, 2012 included a nominal amount of foreign currency exchange losses, compared to $0.1 million of foreign currency exchange gains in the nine months ended September 30, 2011.

Provision for Income Taxes

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Provision for income taxes	$77	$291	$(214)	(74)%
Percentage of revenues	—%	—%

Provision for income taxes decreased $(0.2) million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a reduction of the liability for uncertain tax positions of $0.3 million, resulting from closure of tax years in foreign jurisdictions during the nine months ended September 30, 2012, compared to a reduction of the liability for uncertain tax positions related to state taxes of $0.1 million in the nine months ended September 30, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, including $23.2 million invested by Philippe F. Courtot, our Chairman, President and Chief Executive Officer, and cash flows from operations. At September 30, 2012, our principal source of liquidity was cash of $25.8 million, including $2.2 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the nine months ended September 30, 2012 and 2011. We believe our existing cash and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $20.0 million through December 31, 2013 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

On October 3, 2012, we closed our IPO and received net proceeds of approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total estimated expenses in connection with our IPO of approximately $2.5 million. To the extent that existing cash, cash from operations and net proceeds from our IPO are insufficient to fund our future activities, we may need to raise additional funding through debt and equity financing. Additional funds may not be available on favorable terms or at all.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$10,669	$11,287
Cash used in investing activities	(8,104)	(4,250)
Cash used in financing activities	(1,325)	(54)
Effect of exchange rate changes on cash	16	(128)
Net increase in cash	$1,256	$6,855

Cash Flows from Operating Activities
In the nine months ended September 30, 2012, operating activities provided $10.7 million in cash related to an increase of $6.4 million in deferred revenues, attributable to increased collections from customers and an increase in subscriptions exceeding one year and net income of $1.1 million, adjusted by non-cash items including depreciation and amortization of $5.4 million and stock-based compensation of $2.6 million. These working capital increases were partially offset by an increase of $2.9 million in accounts receivable due to the overall growth of our business and a decrease of $2.1 million in accounts payable and accrued liabilities due to the timing of payments.

In the nine months ended September 30, 2011, operating activities provided $11.3 million in cash related to an increase of $4.7 million in deferred revenues, attributable to increased collections from customers and an increase in subscriptions exceeding one year and net income of $2.6 million, adjusted by non-cash items including depreciation and amortization of $3.8 million and stock-based compensation of $1.5 million. These sources of cash were partially offset by an increase of $2.0 million in accounts receivable due to the overall growth of our business and an increase of $1.3 million in prepaid expenses and other assets related to long-term maintenance contracts on third-party licensed technology.

Cash Flows from Investing Activities
In the nine months ended September 30, 2012 and 2011, we used $8.1 million and $4.3 million, respectively, of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In the nine months ended September 30, 2012, cash used in financing activities of $1.3 million was primarily attributable to repayments on our capital lease obligations of $1.8 million, payment of consideration related to our Nemean acquisition of $1.0 million and cash paid for offering costs in connection with our IPO of $0.6 million. These cash outflows were partially offset by $2.0 million of proceeds from the exercise of stock options.

In the nine months ended September 30, 2011, cash used in financing activities of $0.1 million was primarily attributable to repayments on our capital leases of $1.2 million, partially offset by $1.0 million of proceeds from the exercise of stock options and warrants.

Line of Credit
In March 2009, we entered into an equipment line of credit of $1.5 million. In March 2010, we amended this line of credit. The amount available for draws at the time of the amendment was increased by $0.8 million and was available through February 2011. In December 2010, we completed a second amendment to our line of credit. The amount available for draws at the time of the second amendment was increased by an additional $1.0 million and was available through February 2012. At September 30, 2012 and December 31, 2011, we had $0.3 million and $0.9 million, respectively, in outstanding borrowings under this line of credit, which are recorded in capital lease obligations in the condensed consolidated balance sheets. The remaining amount available for borrowings at December 31, 2011 was $0.9 million. Our line of credit expired in February 2012, and we are not able to draw any further funds from our line of credit.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	2017 and thereafter
	(in thousands)
Operating lease obligations (1)	$8,971	$526	$4,103	$2,889	$1,453
Capital lease obligations (2)	2,686	238	2,448	—	—
Maintenance obligations (3)	1,785	—	1,785	—	—
Total	$13,442	$764	$8,336	$2,889	$1,453

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities and office equipment leases. During the nine months ended September 30, 2012, we made regular payments on our operating lease obligations of $2.2 million.
(2) Capital lease obligations represent financing on computer equipment and software purchases. During the nine months ended September 30, 2012, we made regular payments on our capital lease obligations of $1.8 million.
(3) Maintenance obligations relate to third-party software licenses. During the nine months ended September 30, 2012, we made regular payments on our maintenance obligations of $0.8 million.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Recent Accounting Pronouncements
See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our condensed consolidated financial statements, the accounting policies related to revenue recognition, goodwill and intangibles, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Prospectus dated September 27, 2012, filed with the SEC pursuant to Rule 424(b)(4).

Item 3.Quantitative and Qualitative Disclosures about Market Risk
We have domestic and international operations and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting subscription fees in advance.

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British pound, the currencies of countries where we currently have our most significant international operations. A portion of our invoicing is denominated in the Euro, British pound and Japanese yen. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

Beginning in December 2011, we began to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in Euros. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net.

Interest Rate Sensitivity
We have $25.8 million in cash at September 30, 2012, which consisted entirely of cash held in banks. On October 3, 2012, we received $87.5 million in net proceeds from our IPO.
The primary objective of our investment activities is the preservation of principal and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are subject to market risk due changes in interest rates, which may affect the interest income we earn and the fair market value of the investments. Due to the short-term nature of these investments, we do not believe that a 10% increase or decrease in interest rates would have a material impact. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, and all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline, and you might lose all or part or all of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
We have a limited history of profitability and may not achieve or maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or return to profitability in the future. Although we had net income in the three and nine months ended September 30, 2012 and 2011, we had net losses in the fourth quarter of 2011 and in the first two quarters of 2012. The net losses were primarily due to increased sales and marketing activities during those quarters as we continued to expand our worldwide customer base as well as focus on the promotion of our new solutions. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.
If the market for cloud solutions for IT security and compliance does not evolve as we anticipate, our revenues may not grow and our operating results would be harmed.
Our success depends to a significant extent on the willingness of organizations to increase their use of cloud solutions for their IT security and compliance. However, the market for cloud solutions for IT security and compliance is at an early stage relative to on-premise solutions, and as such, it is difficult to predict important market trends, including the potential growth, if any, of the market for cloud security and compliance solutions. To date, some organizations have been reluctant to use cloud solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If other cloud service providers experience security incidents, loss of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole, including our solutions, may be negatively impacted. Moreover, many organizations have invested substantial personnel and financial resources to integrate on-premise software into their businesses, and as a result may be reluctant or unwilling to migrate to a cloud solution. Organizations that use on-premise security products, such as network firewalls, security information and event management products or data loss prevention solutions, may also believe that these products sufficiently protect their IT infrastructure and deliver adequate security. Therefore, they may continue spending their IT security budgets on these products and may not adopt our security and compliance solutions in addition to or as a replacement for such products.

If the market for cloud solutions for IT security and compliance does not evolve in the way we anticipate or if customers do not recognize the benefits of our cloud solutions over traditional on-premise enterprise software products, and as a result we are unable to increase sales of subscriptions to our solutions, then our revenues may not grow or may decline, and our operating results would be harmed.

If we do not successfully anticipate market needs and opportunities or are unable to enhance our solutions and develop new solutions that meet those needs and opportunities on a timely basis, we may not be able to compete effectively and our business and financial condition may be harmed.
The IT security and compliance market is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards and regulatory mandates. We must also continually change and improve our solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology.

We may not be able to anticipate future market needs and opportunities or develop enhancements or new solutions to meet such needs or opportunities in a timely manner or at all. The market for cloud solutions for IT security and compliance is relatively new, and it is uncertain whether our new solutions will gain market acceptance.

Our solution enhancements or new solutions could fail to attain sufficient market acceptance for many reasons, including:

•	failure to timely meet market demand for product functionality;

•	inability to identify and provide intelligence regarding the attacks or techniques used by cyber attackers;

•	inability to interoperate effectively with the database technologies, file systems or web applications of our prospective customers;

•	defects, errors or failures;

•	delays in releasing our enhancements or new solutions;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of products by our competitors;

•	poor business conditions, causing customers to delay IT security and compliance purchases;

•	easing or changing of external regulations related to IT security and compliance; and

•	reluctance of customers to purchase cloud solutions for IT security and compliance.

Furthermore, diversifying our solutions and expanding into new IT security and compliance markets will require significant investment and planning, require that our research and development and sales and marketing organizations develop expertise in these new markets, bring us more directly into competition with security and compliance providers that may be better established or have greater resources than we do, require additional investment of time and resources in the development and training of our channel partners and entail significant risk of failure.

If we fail to anticipate market requirements or fail to develop and introduce solution enhancements or new solutions to satisfy those requirements in a timely manner, such failure could substantially decrease or delay market acceptance and sales of our present and future solutions and cause us to lose existing customers or fail to gain new customers, which would significantly harm our business, financial condition and results of operations.

If we fail to continue to effectively scale and adapt our platform to meet the performance and other requirements of our customers, our operating results and our business would be harmed.
Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers as their use of our cloud platform grows. As these customers gain more experience with our solutions, the number of users and the number of locations where our solutions are being accessed may expand rapidly in the future. In order to ensure that we meet the performance and other requirements of our customers, we intend to continue to make significant investments to develop and implement new proprietary and third-party technologies at all levels of our cloud platform. These technologies, which include databases, applications and server optimizations, and network and hosting strategies, are often complex, new and unproven. We may not be successful in developing or implementing these technologies. To the extent that we do not effectively scale our platform to maintain performance as our customers expand their use of our platform, our operating results and our business may be harmed.

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;

•	changes in customer renewals of our solutions;

•	the extent to which customers subscribe for additional solutions;

•	seasonal buying patterns of our customers;

•	the level of perceived threats to IT security;

•	security breaches, technical difficulties or interruptions with our service;

•	changes in the growth rate of the IT security and compliance market;

•
the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our solutions;

•	decisions by potential customers to purchase IT security and compliance products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenues;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	price competition;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;

•	changes in foreign currency exchange rates;

•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions; and

•	future accounting pronouncements or changes in our accounting policies.

Each factor above or discussed elsewhere in this Quarterly Report on Form 10-Q or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted trends in revenues. Accordingly, in the event of shortfalls in revenues, we are generally unable to mitigate the negative impact on margins in the short term by reducing our operating expenses. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the trading price of our common stock could fall and we could face costly lawsuits, including securities class action suits.

Adverse economic conditions or reduced IT spending may adversely impact our business.
Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. In general, worldwide economic conditions remain unstable, and these conditions make it difficult for our customers, prospective customers and us to forecast and plan future business activities accurately, and they could cause our customers or prospective customers to reevaluate their decision to purchase our solutions. Weak global economic conditions, or a reduction in IT spending even if economic conditions improve, could adversely impact our business, financial condition and results of operations in a number of ways, including longer sales cycles, lower prices for our solutions, reduced bookings and lower or no growth.

Our business depends substantially on retaining our current customers, and any reduction in our customer renewals or revenues from such customers could harm our future operating results.
We offer our QualysGuard Cloud Platform and integrated suite of solutions pursuant to a software-as-a-service model, and our customers purchase subscriptions from us that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and they may not renew their subscriptions at the same or higher levels or at all. As a result, our ability to grow depends in part on customers renewing their existing subscriptions and purchasing additional subscriptions and solutions. Our customers may choose not to renew their subscriptions to our solutions or purchase additional solutions due to a number of factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of products or services offered by our competitors, reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions to our solutions, renew on less favorable terms, or do not purchase additional solutions or subscriptions, our revenues may grow more slowly than expected or decline and our results of operations may be harmed.

If we are unable to continue to attract new customers and grow our customer base, our growth could be slower than we expect and our business may be harmed.
We believe that our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon continually attracting new customers and obtaining subscription renewals to our solutions from those customers. If we fail to attract new customers our revenues may grow more slowly than expected and our business may be harmed.

Subscriptions to our QualysGuard Vulnerability Management solution generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for this solution, our operating results would suffer.
We derived 96%, 92%, 90%, and 87% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the years ended December 31, 2009, 2010 and 2011 and for the nine months ended September 30, 2012, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

If we are unable to sell subscriptions to additional solutions, our future revenue growth may be harmed and our business may suffer.

We will need to increase the revenues that we derive from our current and future solutions other than QualysGuard Vulnerability Management for our business and revenues to grow as we expect. Revenues from our other solutions, including our Web Application Scanning, Policy Compliance, PCI Compliance, Malware Detection

Service and Qualys SECURE Seal, have been relatively modest compared to revenues from our QualysGuard Vulnerability Management solution. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

Our security and compliance solutions are primarily delivered from two data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
We currently host substantially all of our solutions from two third-party data centers, located in the United States and Switzerland. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

Our data centers are not currently redundant and we cannot rapidly move customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We intend to add additional data center facilities in 2013 to provide additional capacity for our cloud platform and enable disaster recovery. These additional facilities may not be operational in the anticipated time frame and we may incur unplanned expenses.

Additionally, our existing data center facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional data center facility providers, we may experience costs or downtime in connection with the loss of an existing facility or the transfer to, or addition of, new data center facilities.
Any disruptions or other performance problems with our solutions could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenues, cause us to issue credits to customers, subject us to potential liability and cause customers to terminate their subscriptions or not renew their subscriptions.

If we are unable to increase market awareness of our company and our new solutions, our revenues may not continue to grow, or may decline.
We have a limited operating history, particularly in certain markets and solution offerings, and we believe that we need to continue to develop market awareness in the IT security and compliance market. Market awareness of our capabilities and solutions is essential to our continued growth and success in all of our markets, particularly for the large enterprise, service provider and government markets. If our marketing programs are not successful in creating market awareness of our company and our full suite of solutions, our business, financial condition and results of operations may be adversely affected, and we may not be able to achieve our expected growth.

If our solutions fail to help our customers achieve and maintain compliance with regulations and industry standards, our revenues and operating results could be harmed.
We generate a portion of our revenues from solutions that help organizations achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our security and compliance solutions to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, or the PCI Council, which apply to companies that store cardholder data. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.

If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to assist with or expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to products offered by our competitors. In addition, if regulations and standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In any of these cases, our revenues and operating results could be harmed.

If our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.
If our solutions fail to detect vulnerabilities in our customers’ IT infrastructures, or if our solutions fail to identify and respond to new and increasingly complex methods of attacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities. Additionally, our security and compliance solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, some of our solutions rely on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from a variety of sources, including anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our solutions and may therefore adversely impact market acceptance of our solutions and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.

In addition, our solutions do not currently extend to cover mobile devices or personal devices that employees may bring into an organization. As such, our solutions would not identify or address vulnerabilities in mobile devices, such as mobile phones or tablets, or personal devices, and our customers’ IT infrastructures may be compromised by attacks that infiltrate their networks through such devices.

An actual or perceived security breach or theft of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our solutions, could adversely affect the market’s perception of our security solutions.

Incorrect or improper implementation or use of our solutions could result in customer dissatisfaction and harm our business and reputation.
Our solutions are deployed in a wide variety of IT environments, including large-scale, complex infrastructures. If our customers are unable to implement our solutions successfully, customer perceptions of our platform may be impaired or our reputation and brand may suffer. Our customers have in the past inadvertently misused our solutions, which triggered downtime in their internal infrastructure until the problem was resolved. Any misuse of our solutions could result in customer dissatisfaction, impact the perceived reliability of our solutions, result in negative press coverage, negatively affect our reputation and harm our financial results.

As a security provider, our platform, website and internal systems may be subject to intentional disruption that could adversely impact our reputation and future sales.
Our operations involve providing IT security solutions to our customers, and as a result we could be a target of cyber attacks designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. If an actual or perceived breach of our network security occurs, it could adversely affect the market perception of our solutions, negatively affecting our reputation, and may expose us to the loss of information, litigation and possible liability. Such a security breach could also divert the efforts of our technical and management personnel. In addition, such a security breach could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

Undetected software errors or flaws in our cloud platform could harm our reputation or decrease market acceptance of our solutions, which would harm our operating results.
Our solutions may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new solutions and solution upgrades and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release of these solutions. Since our customers use our solutions for security and compliance reasons, any errors, defects, disruptions in service or other performance problems with our solutions may damage our customers’ business and could hurt our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew, or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business and operating results.
Our solutions could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy concerns could result in additional cost and liability to us or inhibit sales of our solutions.
We collect the names and email addresses of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal information of our customers’ employees and their customers. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act, or GLB, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act passed in Germany.

In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different privacy standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and privacy standards, could result in additional cost and liability to us, damage our reputation, inhibit sales of subscriptions and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and privacy standards that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.

Disruptive technologies could gain wide adoption and supplant our cloud security and compliance solutions, thereby weakening our sales and harming our results of operations.
The introduction of products and services embodying new technologies could render our existing solutions obsolete or less attractive to customers. Our business could be harmed if new security and compliance technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business could be harmed and our revenues may decline.

We face competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
We compete with a large range of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment. We face significant competition for each of our solutions from companies with broad product suites and greater name recognition and resources than we have, as well as from small companies focused on specialized security solutions.

We compete with large public companies, such as Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, McAfee, Inc. (a subsidiary of Intel Corporation), and Symantec Corporation, as well as private security providers including Barracuda Networks, Inc., BeyondTrust Software, Inc., Lumension Security, Inc., nCircle Network Security, Inc., NetIQ Corporation, Rapid7 LLC, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

We believe that the principal competitive factors affecting our markets include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. Many of our existing and potential competitors have competitive advantages, including:

•	greater brand name recognition;

•	larger sales and marketing budgets and resources;

•	broader distribution networks and more established relationships with distributors and customers;

•	access to larger customer bases;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	greater resources to develop and introduce products that compete with our solutions; and

•	substantially greater financial, technical and other resources.

As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our service and new market entrants, we expect competition to intensify in the future.

In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our solutions and cause the average sales price for our solutions to decline. These larger competitors are also often in a better position to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns.

Furthermore, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product and services offerings in the markets we address. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such relationships and acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.

Our business and operations have experienced rapid growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.
We have experienced rapid growth over the last several years. From 2009 to 2011, our revenues have grown from $57.4 million to $76.2 million, and our headcount increased from 205 employees at the beginning of 2009 to 346 employees at September 30, 2012. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenues, expenses and earnings, or to prevent certain losses. In addition, as we continue to grow, our productivity and the quality of our solutions may also be adversely affected if we do not integrate and train our new employees quickly and effectively. Any future growth would add complexity to our organization and require effective coordination across our organization. Failure to manage any future growth effectively could result in increased costs, harm our results of operations and lead to investors losing confidence in our internal systems and processes.

Forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.
Growth forecasts relating to the expected growth in the market for IT security and compliance and other markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.

If we are unable to continue the expansion of our sales force, sales of our solutions and the growth of our business would be harmed.
We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to obtain new customers, manage our existing customer base and expand the sales of our newer solutions. We plan to continue to expand our sales force and make significant investment in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, revenues may vary from period to period, which may cause our operating results to fluctuate and could harm our business.
The timing of sales of subscriptions for our solutions is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises. We sell subscriptions to our security and compliance solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, which has also made our sales cycle long and unpredictable. The length of the sales cycle for our solutions typically ranges from six to twelve months but can be more than eighteen months. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenues, which could harm our business.

We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.
Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For 2009, 2010 and 2011 and the nine months ended September 30, 2012, we derived approximately 30%, 33%, 38% and 40%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Additionally, one of our channel partners, Dell, Inc. accounted for 4% and 6% of our revenues for the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

We rely on software-as-a-service vendors to operate certain functions of our business and any failure of such vendors to provide services to us could adversely impact our business and operations.
We rely on software-as-a-service vendors to operate certain critical functions of our business, including financial management and human resource management. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.

We use third-party software and data that may be difficult to replace or cause errors or failures of our solutions that could lead to lost customers or harm to our reputation and our operating results.
We license third-party software as well as security and compliance data from various third parties to deliver our solutions. In the future, this software or data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software or data could result in delays in the provisioning of our solutions until equivalent technology or data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of this third-party software could result in errors or defects in our solutions or cause our solutions to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software and data providers, and to obtain software and data from such providers that does not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective solutions to our customers and could harm our operating results.

Our solutions contain third-party open source software components, and our failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solutions.
Our solutions contain software licensed to us by third-parties under so-called “open source” licenses, including the GNU General Public License, or GPL, the GNU Lesser General Public License, or LGPL, the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms. If we combine our proprietary software with open source software in certain ways, we could, in some circumstances, be required to release the source code of our proprietary software to the public. Disclosing the source code of our proprietary software could make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect from our services. This could harm our business and reputation. Disclosing our proprietary source code also could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our solutions to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In this event, we could be required to seek licenses from third parties to continue offering our solutions, to make our proprietary code generally available in source code form, to re-engineer our solutions or to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

Delays or interruptions in the manufacturing and delivery of our physical scanner appliances by our sole source manufacturer may harm our business.
Upon customer request, we provide physical or virtual scanner appliances on a subscription basis as an additional capability to the customer’s subscription for use during their subscription term. Our physical scanner appliances are built by a single manufacturer. Our reliance on a sole manufacturer involves several risks, including a potential inability to obtain an adequate supply of physical scanner appliances and limited control over pricing, quality and timely deployment of such scanner appliances. In addition, replacing this manufacturer may be difficult and could result in an inability or delay in deploying our solutions to customers that request physical scanner appliances as part of their subscriptions.

Furthermore, our manufacturer’s ability to timely manufacture and ship our physical scanner appliances depends on a variety of factors, such as the availability of hardware components, supply shortages or contractual restrictions. In the event of an interruption from this manufacturer, we may not be able to develop alternate or secondary sources in a timely manner. If we are unable to purchase physical scanner appliances in quantities sufficient to meet our requirements on a timely basis, we may not be able to effectively deploy our solutions to new customers that request physical scanner appliances, which could harm our business.

A significant portion of our customers and channel partners are located outside of the United States, which subjects us to a number of risks associated with conducting international operations and if we are unable to successfully manage these risks, our business and operating results could be harmed.
We market and sell subscriptions to our solutions throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

•	foreign currency exchange fluctuations;

•	trade and foreign exchange restrictions;

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•
costs of complying with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance;

•
heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	the potential for political unrest, acts of terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion; and

•	multiple and possibly overlapping tax structures.

Our business, including the sales of subscriptions of our solutions, may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents have complied or will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our solutions and could have a material adverse effect on our business and results of operations. If we are unable to successfully manage the challenges of international operations, our business and operating results could be adversely affected.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2011, we incurred approximately 20% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, in 2011, 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

We use forward foreign exchange contracts to mitigate the effect of changes in foreign exchange rates on cash and accounts receivable balances denominated in certain foreign currencies. However, we may not be able to purchase derivative instruments that are adequate to insulate ourselves from foreign currency exchange risks. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
The success of our business depends in part on our ability to protect and enforce our trade secrets, trademarks, copyrights, patents and other intellectual property rights. We attempt to protect our intellectual property under copyright, trade secret, patent and trademark laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

We primarily rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, solutions and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.

We have one issued patent and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, as of September 30, 2012, we had an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in granted patents, that the scope of our issued patents will be limited or not provide the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative solutions that have enabled us to be successful to date.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.
Patent and other intellectual property disputes are common in our industry. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
The patent portfolios of our most significant competitors are larger than ours. This disparity may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

An adverse outcome of a dispute may require us to:

•	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;

•	cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others;

•	expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and

•	indemnify our partners and other third parties.

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition and results of operations.

If we are required to collect sales and use or other taxes on the solutions we sell, we may be subject to liability for past sales and our future sales may decrease.
Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.4 million on our condensed consolidated balance sheet as of September 30, 2012 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and continuing contributions of our senior management, particularly Philippe F. Courtot, our Chairman, President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for Mr. Courtot or for any other member of our senior management team. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Courtot, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business may suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, one of the locations in which we have a substantial presence and need for highly-skilled personnel and we may not be able to compete for these employees.

For example, we are required under U.S. GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation that we might otherwise offer to current or potential employees. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Changes in laws or regulations related to the Internet may diminish the demand for our solutions and could have a negative impact on our business.
We deliver our solutions through the Internet. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or on commerce conducted via the Internet. These laws or charges could limit the viability of Internet-based solutions such as ours and reduce the demand for our solutions.

A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
Government entities have historically been particularly concerned about adopting cloud-based solutions for their operations, including security solutions, and increasing sales of subscriptions for our solutions to government entities may be more challenging than selling to commercial organizations. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under the Federal Information Security Management Act, or FISMA, for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and any such termination may adversely impact our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenues or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.

Governmental export or import controls could subject us to liability if we violate them or limit our ability to compete in foreign markets.
Our solutions are subject to U.S. export controls, and we incorporate encryption technology into certain of our solutions. These encryption solutions and the underlying technology may be exported only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. U.S. export controls may require submission of an encryption registration, product classification and/or annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our solutions, when applicable, could harm our international sales and adversely affect our revenues. Compliance with applicable regulatory requirements regarding the export of our solutions, including with respect to new releases of our solutions, may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions throughout their globally-distributed systems or, in some cases, prevent the export of our solutions to some countries altogether. In addition, various countries regulate the import of our appliance-based solutions and have enacted laws that could limit our ability to distribute solutions or could limit our customers’ ability to implement our solutions in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions by existing customers with international operations, declining adoption of our solutions by new customers with international operations and decreased revenues. If we fail to comply with export and import regulations, we may be fined or other penalties could be imposed, including a denial of certain export privileges.

Our success in acquiring and integrating other businesses, products or technologies could impact our financial position.
In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner. The acquisition and integration process is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

Our financial results are based in part on our estimates or judgments relating to our critical accounting policies. These estimates or judgments may prove to be incorrect, which could harm our operating results and result in a decline in our stock price.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Item 2 - Management’s

Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, goodwill and intangibles, accounting for income taxes and stock-based compensation.

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

Because we expense commissions associated with sales of our solutions immediately upon receipt of a subscription order from a customer and generally recognize the revenues associated with such sale over the term of the agreement, our operating income in any period may not be indicative of our financial health and future performance.
We expense commissions paid to our sales personnel in the quarter in which the related order is received. In contrast, we generally recognize the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Although we believe increased sales is a positive indicator of the long-term health of our business, increased sales would increase our operating expenses and decrease net income in any particular period. Thus, we may report poor operating results due to higher sales commissions in a period in which we experience strong sales of our solutions. Alternatively, we may report better operating results due to the reduction of sales commissions in a period in which we experience a slowdown in sales. Therefore, you should not rely on our operating results during any one quarter as an indication of our financial health and future performance.

We recognize revenues from subscriptions over the term of the relevant service period, and therefore any decreases or increases in bookings are not immediately reflected in our operating results.
We recognize revenues from subscriptions over the term of the relevant service period, which is typically one year. As a result, most of our reported revenues in each quarter are derived from the recognition of deferred revenues relating to subscriptions entered into during previous quarters. Consequently, a shortfall in demand for our solutions in any period may not significantly reduce our revenues for that period, but could negatively affect revenues in future periods. Accordingly, the effect of significant downturns in bookings may not be fully reflected in our results of operations until future periods. We may be unable to adjust our costs and expenses to compensate for such a potential shortfall in revenues. Our subscription model also makes it difficult for us to rapidly increase our revenues through additional bookings in any period, as revenues are recognized ratably over the subscription period.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our operating results.
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $61.2 million as of December 31, 2011. Increases in our effective tax rate could harm our operating results.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters and a significant portion of our operations are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our business partners’ ability to perform services for us on a timely basis. In the event we or our business partners are hindered by any of the events discussed above, our ability to provide our solutions to customers could be delayed, resulting in our missing financial targets, such as revenues and net income, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenues, customers in that region may delay or forego subscriptions of our solutions, which may materially and adversely impact our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our business partners, customers or the economy as a whole. All of the aforementioned risks may be exacerbated if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays of customer subscriptions or commercialization of our solutions, our business, financial condition and results of operations could be adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

During the quarter ended June 30, 2012, we identified a deficiency in our internal control over financial reporting and we determined that we should restate our consolidated financial statements as of December 31, 2010 and 2011 and for the year ended December 31, 2010 to correct an error in our 2010 provision for income taxes. The restatement related to the tax benefit resulting from a reduction of our liability for uncertain tax positions upon the lapse of the statute of limitations for the 2007 tax year of our French subsidiary. We did not release the liability at December 31, 2010 due to an error in the determination of when the statute of limitations would expire. Our review of the tax provision prepared by a third-party tax advisor was not effective in identifying the error in an appropriate timeframe. We concluded that this control deficiency was not a material weakness, but rather constituted a significant deficiency in our internal control over financial reporting. However, other control deficiencies which may rise to the level of a material weakness may be discovered in the future. In addition, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in additional restatements of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not yet required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with certain of these rules, which require management to certify financial and other information in this Quarterly Report on Form 10-Q and other quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We would remain an “emerging growth company” for up to five years, although, we will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of September 28, 2012, the date of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

We have incurred and expect to continue to incur significant costs and have devoted and will continue to devote substantial management time as a result of operating as a public company, and these commitments will increase after we are no longer an “emerging growth company,” which could adversely affect our business and operating results.
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and the NASDAQ Stock Market, including the establishment and maintenance of effective disclosure controls and procedures, internal control over financial reporting, and changes in corporate governance practices. Despite recent reform made possible by the JOBS Act, which allows us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly compared to when we were a privately-held company. In addition, our management and other personnel must divert attention from operational and other business matters to devote substantial time to these public company requirements.

After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act, when applicable to us.

We cannot predict or estimate the amount of additional costs we may incur in the future as a result of being a public company or the timing of such costs. Being a public company also makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage for our officers and directors in the future. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors and our board committees or as executive officers.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies makes our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and, for so long as we remain an "emerging growth company," we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot assess if investors find our common stock less attractive for so long as we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of our choice to reduce disclosure, there may be a less active trading market for our common stock and our trading price may be more volatile.

Market volatility may affect our stock price and the value of an investment in our common stock and could subject us to litigation.
The trading price of our common stock has been, and may continue to be, subject to significant fluctuations in response to a number of factors, most of which we cannot predict or control, including:

•	announcements of new solutions, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.

In addition, the stock market in general, and the stocks of technology companies such as ours in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the trading price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.

An active trading market for our common stock may not be sustained.
Our common stock is listed on the NASDAQ Stock Market under the symbol “QLYS.” However, there can be no assurance that an active trading market for our common stock will be sustained. Accordingly, we cannot provide any assurance regarding the liquidity of any trading market or the ability of an investor to sell shares of our common stock when desired or the prices that may be obtained for such shares.

Concentration of ownership among our existing executive officers, directors and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.
As of September 30, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 76% of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.
We commenced trading of our common stock on September 28, 2012 and on October 3, 2012, we closed our IPO of 8,711,250 shares of common stock. The offering included 7,836,250 shares sold and issued by us and 875,000 shares sold by selling stockholders. These 8,711,250 shares are freely tradable as of September 30, 2012. The remaining outstanding common and convertible preferred shares of 22,686,879 subject to the lock up agreements as of September 30, 2012, may be sold upon expiration of the lock-up period in March 2013, subject to compliance with applicable law. In addition, as of September 30, 2012, we had outstanding options to purchase 6,539,099 shares of common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements. A large portion of these shares and options are held by a small number of persons and investment funds. Sales by these stockholders or optionholders of a substantial number of shares could significantly reduce the trading price of our common stock. Moreover, certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

An aggregate of 3,050,000 shares of our common stock will be reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities and industry analysts publish about us and our business. If we do not maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We do not intend to pay dividends on our common stock and therefore any returns will be limited to the value of our stock.
We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the value of their stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

•
authorizing “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;

•	a classified board of directors whose members can only be dismissed for cause;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and

•	the requirement of at least two-thirds of the outstanding capital stock to amend any of the foregoing second through fifth provisions.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2012, we made the following sales of unregistered securities:

•
We have issued to directors, officers, employees, and consultants options to purchase an aggregate of 180,150 shares of our common stock with a per share exercise price of $9.40 under our 2000 Plan and have issued an aggregate of 210,905 shares of our common stock upon exercise of options;

•
We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationship with us, to information about us.

There were no underwritten offerings employed in connection with any of the transactions described above.

Use of Proceeds
The Form S-1 Registration Statement (Registration No. 333-182027) relating to our initial public offering was declared effective by the SEC on September 27, 2012, and the offering commenced on September 28, 2012. The offering did not terminate before all of the securities registered in the registration statement were sold. J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and as representatives of the underwriters, which include RBC Capital Markets, LLC, Pacific Crest Securities LLC, Robert W. Baird & Co. Incorporated, JMP Securities LLC, Lazard Capital Markets LLC and First Analysis Securities Corporation.

The securities registered were 7,575,000 shares of common stock (875,000 shares of which were held before our initial public offering by certain of our stockholders), plus 1,136,250 additional shares to cover the underwriters' over-allotment option. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters' over-allotment option, was $104.5 million. On October 3, 2012 we closed the initial public offering in which we sold 7,836,250 shares of our common stock and the selling stockholders sold 875,000 shares of our common stock. The shares sold and issued included the underwriters’ full exercise of their over-allotment option.

All sales were at the initial public offering price of $12.00 per share, for an aggregate offering price of $94.0 million for the shares sold by us, and $10.5 million for the shares sold by the selling stockholders, making the aggregate offering price of the amount sold $104.5 million. We did not receive any proceeds from the sale of shares sold by the selling stockholders. We received net proceeds of approximately $87.5 million after deducting underwriting commissions and discounts of $6.6 million, but before deducting other offering expenses. The other expenses and total expenses provided above are estimates. No payments were made by us directly or indirectly to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock, or to our affiliates.

As of September 30, 2012 we had not received any of the proceeds from the IPO. Pending the use of the proceeds from the IPO, we intend to invest the funds received in readily marketable securities, including U.S. government and government agency securities and certain types of fixed income instruments denominated and payable U.S. dollars. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on September 27, 2012 pursuant to Rule 424(b)(4).

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on November 9, 2012.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ DONALD C. McCAULEY
Name: Donald C. McCauley
Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1^
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2^
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101 INS^^	XBRL Instance Document

101 SCH^^	XBRL Taxonomy Extension Schema Document

101 CAL^^	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF^^	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB^^	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE^^	XBRL Taxonomy Extension Presentation Linkbase Document.

^
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

^^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.