Form 10-K
period 2012-12-31
QUALYS, INC.
filed 2013-03-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(650) 801-6100
(Registrant’s telephone number, including area code)
__________________
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant's common stock began trading on the NASDAQ Stock Market on September 28, 2012. As of December 31, 2012, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $216.6 million based on the last reported sale price of the registrant's common stock on December 31, 2012. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of February 28, 2013 was 31,547,650 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2012.

Qualys, Inc.

PART I
Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to attain and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing and research and development;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion; and

•
other factors discussed in this Annual Report on Form 10-K in the sections titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in this forward-looking statements is subject to risks, uncertainties, assumptions, and other factors including those described in Part I, Item 1A (Risk Factors) of this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. Except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Qualys, the Qualys logo and QualysGuard, and other trademarks and service marks of Qualys appearing in this Annual Report on Form 10-K are the property of Qualys. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Item 1.	Business
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
IT infrastructures are more complex and globally-distributed today than ever before, as organizations of all sizes increasingly rely upon myriad interconnected information systems and related IT assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving technologies intended to improve organizations’ operations can also increase vulnerability to cyber attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud security and compliance solutions.
We designed our QualysGuard Cloud Platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether they reside inside the organization, on their network perimeter or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale across a broad range of industries, enabling faster implementation and lower total cost of ownership than traditional on-premise enterprise software products. Our customers, ranging from some of the largest organizations to small businesses, are all served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 87%, 90% and 92% of total revenues in 2012, 2011 and 2010, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. On September 28, 2012, our common stock commenced trading on the NASDAQ Stock Market under the trading symbol “QLYS,” and on October 3, 2012 we closed our initial public offering.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. Historically, we have experienced significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2011 grew $7.8 million to $84.0 million during 2012. We expect this trend to continue.

Our QualysGuard Cloud Platform is currently used by over 6,150 organizations in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased from $65.4 million in 2010 to $76.2 million in 2011, and reached $91.4 million in 2012. We generated net income of $0.8 million in 2010, $2.0 million in 2011, and $2.3 million in 2012. Total assets as of December 31, 2012 and 2011 were $170.3 million and $68.8 million, respectively.
Our Growth Strategy
We intend to leverage our innovation and extensive expertise to strengthen our leadership position as a trusted provider of cloud security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions.    We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and further enhancing our existing suite of solutions. In 2012, we introduced several new solutions on our platform, including our Web Application Scanning and Zero-Day Risk Analyzer, and have additional solutions under development.

•
Expand the use of our suite of solutions by our large and diverse customer base.    With more than 6,150 customers across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since the majority of our customers initially deploy only one of our solutions and in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales. In this regard, we have significantly expanded our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

•
Drive new customer growth.    We are pursuing new customers by targeting key accounts and expanding our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions.

•
Broaden our global reach.    We intend to expand our relationships with key security consulting organizations, managed security service providers and value added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions.

•
Selectively pursue technology acquisitions to bolster our capabilities and leadership position.    We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire technology teams to supplement our own team and increase the breadth of our cloud security and compliance solutions.

Our Platform
Our QualysGuard Cloud Platform consists of a suite of IT security and compliance solutions that leverage our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure.
Our suite of solutions provides security intelligence by automating the life cycle of IT asset discovery, security assessment and compliance management. Our core services layer provides a set of advanced shared technologies that are leveraged by our suite of security and compliance solutions, which we refer to as our Core Services.
Built on our cloud platform infrastructure, our Core Services provide an integrated framework with proprietary functionalities that act as building blocks to enable efficient and scalable delivery of our customer-facing cloud solutions. Our cloud platform’s infrastructure includes integrated services that deliver a highly automated and scalable scanning infrastructure capable of scanning IT systems and web applications, inside and outside corporate firewalls.
The Core Services and infrastructure layers of our cloud platform deliver benefits to our entire suite of security and compliance solutions, including:

•	Dynamic and interactive user interfaces with configurable report templates to present scan data with a wide range of presentation options to match a customer’s needs;

•	Fast searching of several extensive QualysGuard data sets, including scan results, asset data, scan profiles, users and vulnerabilities;

•	Asset management technology for hierarchical asset categorization via dynamic tagging and role-based customer access management; and

•	Distributed scanning platform for global cloud-based environments.
We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud platform.
QualysGuard Cloud Suite
Our suite of solutions, which we refer to as the QualysGuard Cloud Suite, currently includes six solutions: Vulnerability Management, Web Application Scanning, Malware Detection Service, Policy Compliance, PCI Compliance and Qualys SECURE Seal. This integrated set of cloud solutions enables organizations to:

•	Discover and catalogue information assets inside the organization, on the perimeter, or in the cloud;

•	Manage assets on an ongoing basis to establish a trusted repository for IT system configurations and to maintain hierarchical relationships between them;

•	Design policies to establish a secure and compliant IT infrastructure and automate ongoing security and compliance assessments of IT systems and applications in accordance with best practices;

•	Proactively identify and help fix vulnerabilities to mitigate security risks and achieve compliance;

•	Monitor and measure security and compliance through a unified user interface; and

•	Distribute security and compliance reports tailored to differing customer needs, including management personnel, auditors and security professionals.
Our customers can subscribe to one or more of our security and compliance solutions based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional QualysGuard solutions. We offer two editions of our QualysGuard Cloud Suite, the Enterprise edition for large and medium-sized enterprises and the Express edition for small and medium-sized businesses. QualysGuard Cloud Suite solutions are described below.
QualysGuard Vulnerability Management
QualysGuard Vulnerability Management, or QualysGuard VM, is an industry leading and award-winning solution that automates network auditing and vulnerability management across an organization, including network discovery and mapping, asset management, vulnerability reporting, and remediation tracking. Driven by our comprehensive KnowledgeBase of known vulnerabilities, QualysGuard VM enables cost-effective protection against vulnerabilities without substantial resource deployment.
QualysGuard Policy Compliance
QualysGuard Policy Compliance, or QualysGuard PC, allows customers to analyze and collect configuration and access control information from their networked devices and web applications and automatically maps this information to internal policies and external regulations in order to document compliance. QualysGuard PC is fully automated and helps reduce customers’ cost of compliance without requiring the use of software agents.
QualysGuard PCI Compliance
QualysGuard PCI Compliance, or QualysGuard PCI, provides organizations that store cardholder data a cost-effective and highly automated solution to verify and document compliance with PCI DSS. QualysGuard PCI allows merchants to complete the annual PCI Self-Assessment Questionnaire, or SAQ, to perform vulnerability scanning for quarterly PCI audits and to meet the demands of PCI for web application security.
QualysGuard Web Application Scanning
QualysGuard Web Application Scanning, or QualysGuard WAS, uses the scalability of our cloud platform to allow customers to discover, catalog and scan a large number of web applications. QualysGuard WAS scans and analyzes custom web applications and identifies vulnerabilities that threaten underlying databases or bypass access controls. These web applications are often the main attack vectors for cyber attackers.

QualysGuard Malware Detection Service
QualysGuard Malware Detection Service, or QualysGuard MDS, provides organizations with the ability to scan, identify and remove malware infections from their websites. QualysGuard MDS utilizes behavioral and static analysis to provide malware detection to organizations. It provides periodic scanning to monitor websites and delivers email alerts to notify customers of infections.
QualysGuard Web Application Firewall
QualysGuard Web Application Firewall, or QualysGuard WAF, currently in beta testing, delivers enterprise-grade web application security without the costs, footprint, and complexity associated with appliance-based web application firewall solutions. It is designed to protect web applications from attack vectors by enhancing default web application configurations and virtual patching. QualysGuard WAF can improve website performance by reducing page load times and optimizing bandwidth.
Qualys SECURE Seal
QualysGuard SECURE Seal helps organizations demonstrate to their online customers that they maintain a proactive security program. This solution includes scanning for the presence of malware, network and web application vulnerabilities and for SSL certificate validation. Websites that regularly perform these security scans with no critical security issues detected can display a QualysGuard SECURE Seal on their website to demonstrate to visitors that they are proactively securing their websites.
QualysGuard Core Services
Our Core Services enable integrated workflows, management and real-time analysis and reporting across all of our IT security and compliance solutions. Our Core Services include:

•
Asset Tagging and Management.    Enables customers to easily identify, categorize and manage large numbers of assets in highly dynamic IT environments and automates the process of inventory management and hierarchical organization of IT assets.

•	Reporting and Dashboards. A highly configurable reporting engine that provides customers with reports and dashboards based on their roles and access privileges.

•
Questionnaires and Collaboration.    A configurable workflow engine that enables customers to easily build questionnaires and capture existing business processes and workflows to evaluate controls and gather evidence to validate and document compliance.

•
Remediation and Workflow.    An integrated workflow engine that allows customers to automatically generate helpdesk tickets for remediation and to manage compliance exceptions based on customer-defined policies, enabling subsequent review, commentary, tracking and escalation. This engine automatically distributes remediation tasks to IT administrators upon scan completion, tracks remediation progress and closes open tickets once patches are applied and remediation is verified in subsequent scans.

•
Big Data Correlation and Analytics Engine.    Provides capabilities for indexing, searching and correlating large amounts of security and compliance data with other security incidents and third-party security intelligence data. Embedded workflows enable customers to quickly assess risk and access information for remediation, incident analysis and forensic investigations.

•	Alerts and Notifications. Creates email notifications to alert customers of new vulnerabilities, malware infections, scan completion, open trouble tickets and system updates.
QualysGuard Cloud Infrastructure
Our infrastructure layer, which we refer to as our Infrastructure, includes the data, data processing capabilities, software and hardware infrastructure and infrastructure management capabilities that provide the foundation for our cloud platform and allow us to automatically scale our Infrastructure and Core Services to scan millions of IPs. Each Infrastructure service is described below:

•
Scalable Capacity.    We have designed a modular and scalable infrastructure that leverages virtualization and cloud technologies. This allows our operations team to dynamically allocate additional capacity on-demand across our entire QualysGuard Cloud Platform to address the growth and scalability of our solutions.

•
Big Data Indexing and Storage.    Built on top of our secure data storage model, this engine indexes petabytes of data and uses this information in real-time to execute tags or rules to dynamically update IT assets’ properties, which are used in various workflows for scanning, reporting and remediation.

•
QualysGuard KnowledgeBase.    QualysGuard relies on our comprehensive repository, which we refer to as our KnowledgeBase, of known vulnerabilities and compliance controls for a wide range of devices, technologies and applications that powers our security and compliance scanning technology. We update our KnowledgeBase daily with signatures for new vulnerabilities, control checks, validated fixes and improvements.

•
Managed Scanner Appliances.    As part of our cloud platform, we host and operate a large number of globally distributed physical scanner appliances that our customers use to scan their externally facing systems and web applications. To scan internal IT assets, customers can also deploy our scanners, which are available on a subscription basis as physical appliances or downloadable virtual images, within their internal networks. Our scanner appliances self-update daily in a transparent manner using our automated and proprietary scan management technology. These scanner appliances allow us to scale our cloud platform to scan networked devices and web applications across organizations’ networks around the world.

Our Customers

We market and sell our solutions to enterprises, government entities and to small and medium size businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2012, we had over 6,150 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2012, 2011 and 2010, no one customer accounted for more than 10% of our revenues. In 2012, 2011 and 2010, approximately 68%, 67% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.
Sales and Marketing
Sales
We market and sell our IT security and compliance solutions to customers directly through our sales teams as well as indirectly through our network of channel partners.
Our global sales force is organized into a field sales team, which focuses on enterprises, generally including organizations with more than 4,000 employees, and an inside sales team, which focuses on small to medium businesses, which generally include organizations with less than 4,000 employees. Both our field and inside sales teams are divided into three geographic regions, including the Americas; Europe, Middle East and Africa; and Asia-Pacific. We also further segment each of our sales teams into groups that focus on adding new customers or expanding relationships with existing customers.
Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Computacenter UK Ltd., Dell Inc., FishNet Security, Inc., Insight Technologies, Inc., Symantec Corporation and Verizon Communications Inc.

For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2012, 2011 and 2010, 40%, 38% and 33%, respectively, of our revenues were generated by channel partners.
Marketing
Our marketing programs include a variety of online marketing, advertising, conferences, events, public relations activities and web-based seminar campaigns targeted at key decision makers within our prospective customers.
We have a number of marketing initiatives to build awareness and encourage customer adoption of our solutions. We offer free trials and services to allow prospective customers to experience the quality of our solutions, to learn in detail about the features and functionality of our cloud platform, and to quantify the potential benefits of our solutions.
Customer Support
We deliver 24x7x365 customer support from centers located in Redwood City, California; Durham, North Carolina; and Slough, United Kingdom. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for any professional services. Accordingly, we do not sell any professional services. However, we do offer various training programs as part of our subscriptions to all of our customers. We believe that our customer support helps ensure customer satisfaction and is critical to retaining and expanding our customer base. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions.
Research and Development and Operations
We devote significant resources to maintain, enhance and add new functionality to our QualysGuard Cloud Platform and the integrated suite of solutions that we offer. Our development organization consists of agile engineering teams with substantial security expertise in specific areas of our solutions. In addition to our development teams, we have also built a sophisticated research team focused on identifying threats and developing signatures for vulnerabilities and compliance checks so that we can provide our customers with daily updates and enable them to scan their assets for the latest threats. We conduct our research and development in the United States, Brazil, China, France, India, and United Kingdom, which gives us access to some of the best research and engineering talent in the world. Our focus remains to attract engineering talent as we continue to add new solutions and improve existing ones.
Our development team works closely with our customers and partners to gain valuable insights into their environments and gather feedback for threat research, product development and innovations. We typically release updates to our solutions, including enhancements and new features multiple times a year, and we measure the quality of our scan results on a frequent basis in an effort to maintain the highest level of scan accuracy.
The modular architecture of our cloud platform enables our engineering teams to simultaneously work on different features, accelerating the delivery of new functionalities to customers. Our research and development team also works collaboratively with our technical support team to ensure customer satisfaction and with our sales team to accelerate the adoption of our solutions.
Research and development expenses were $20.2 million, $19.6 million and $15.8 million for 2012, 2011 and 2010, respectively.

Manufacturing Agreement
Our physical appliances are provided by SYNNEX Corporation, or SYNNEX, pursuant to a manufacturing services agreement dated March 1, 2011. Under this agreement, SYNNEX manufactures, assembles and tests our physical scanner appliances. This agreement has an initial term of one year, which is automatically renewed for additional one-year terms, unless terminated (i) at anytime upon the mutual written agreement of us and SYNNEX, (ii) by either party upon 90 days or more written notice, (iii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iv) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.
Data Center Agreements
Our data center operations are provided by Savvis Communications Corporation, or Savvis, pursuant to a master services agreement dated June 22, 2010, and Interoute Communications Limited, or Interoute, pursuant to a master agreement dated March 31, 2008. Under these agreements, Savvis and Interoute provide us with data center space in various locations. The Savvis agreement had an initial term of 24 months; upon the completion of this initial term, services have automatically continued to renew for successive one month periods. The provision of renewed service for such successive one month periods may be terminated by either party upon the provision of upon written notice, subject to applicable cure periods if the other party has materially breached its obligations under the agreement. As of December 31, 2012, we are seeking to negotiate a 24 month renewal under the original master services agreement. The Interoute agreement has an initial term of three years, which is automatically renewed for additional one-year terms, unless terminated (i) immediately upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations, or breached certain specific obligations under the agreement or (ii) by Interoute in the event that we engage in fraud, fail to make undisputed payments or violate certain Interoute policies.
Competition
The expanding capabilities of our security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large public companies, such as Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, McAfee, Inc. (a subsidiary of Intel Corporation) and Symantec Corporation, as well as private security providers including Barracuda Networks, Inc., BeyondTrust Software, Inc., Lumension Security, Inc., nCircle Network Security, Inc., NetIQ Corporation, Rapid7 LLC, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets.
We believe that the principal competitive factors affecting the market for cloud security and compliance solutions include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. We believe that our suite of solutions generally competes favorably with respect to these factors. However, many of our primary competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do.

Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. We have one issued patent, several pending U.S. patent applications and an inbound license to four U.S. patents, which was obtained in connection with our acquisition of Nemean. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our QualysGuard Cloud Platform, which we believe differentiates us from our competitors.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solution. Policing unauthorized use of our technology and intellectual property rights is difficult.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.
Employees
As of December 31, 2012, we had 359 full-time employees, including 123 in research and development, 137 in sales and marketing, 58 in operations and customer support and 41 in general and administrative. As of December 31, 2012, we had 264 employees in the United States and 95 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages.
Available Information
Our principal executive offices are located at 1600 Bridge Parkway, Redwood City, California 94065. The telephone number of our principal executive offices is (650) 801-6100, and our main corporate website is www.qualys.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.qualys.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the SEC's website, www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline, and you might lose all or part or all of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

We have a limited history of profitability and may not achieve or maintain profitability in the future.

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or return to profitability in the future. Although we had net income for each of the three years ended December 31, 2012, 2011 and 2010, we had net losses in the fourth quarter of 2011 and in the first two quarters of 2012. The net losses were primarily due to increased sales and marketing activities during those quarters as we continued to expand our worldwide customer base as well as focus on the promotion of our new solutions. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

Each factor above or discussed elsewhere in this Annual Report on Form 10-K or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted trends in revenues. Accordingly, in the event of shortfalls in revenues, we are generally unable to mitigate the negative impact on margins in the short term by reducing our operating expenses. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the trading price of our common stock could fall and we could face costly lawsuits, including securities class action suits.

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

We derived 87%, 90%, and 92% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the years ended December 31, 2012, 2011 and 2010, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We believe that the principal competitive factors affecting our markets include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. Many of our existing and potential competitors have competitive advantages, including:

•	greater brand name recognition;

•	larger sales and marketing budgets and resources;

•	broader distribution networks and more established relationships with distributors and customers;

•	access to larger customer bases;

•	greater customer support resources;

•	greater resources to make acquisitions;

•	greater resources to develop and introduce products that compete with our solutions;

•	greater resources to meet relevant regulatory requirements; and

•	substantially greater financial, technical and other resources.

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

We have experienced rapid growth over the last several years. From 2010 to 2012, our revenues have grown from $65.4 million to $91.4 million, and our headcount increased from 232 employees at the beginning of 2010 to 359 employees at December 31, 2012. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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
Growth forecasts relating to the expected growth in the market for IT security and compliance and other markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For 2012, 2011 and 2010, we derived approximately 40%, 38% and 33%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Additionally, one of our channel partners, Dell, Inc. accounted for 5%, 4% and 3% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2012, we incurred approximately 21% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, in 2012, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have one issued patent and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, as of December 31, 2012, we had an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in granted patents, that the scope of our issued patents will be limited or not provide the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.4 million on our consolidated balance sheet as of December 31, 2012 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

For example, we are required under accounting principles generally accepted in the United States (“U.S. GAAP”) to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation that we might otherwise offer to current or potential employees. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, goodwill and intangibles, reserves, accounting for income taxes and stock-based compensation.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $52.9 million as of December 31, 2012. Increases in our effective tax rate could harm our operating results.

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

As a public company, we are required to comply with certain of these rules, which require management to certify financial and other information in this Annual Report on Form 10-K and other quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ending December 31, 2013. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of our Annual Report on Form 10-K for the year ending December 31, 2013 or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We would remain an “emerging growth company” for up to five years, although, we will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of September 28, 2012, the date of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

We have incurred and expect to continue to incur significant costs and have devoted and will continue to devote substantial management time as a result of operating as a public company, and these commitments will increase after we are no longer an “emerging growth company,” which could adversely affect our business and operating results.

As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and the NASDAQ Stock Market, including the establishment and maintenance of effective disclosure controls and procedures, internal control over financial reporting, and changes in corporate governance practices. Despite recent reform made possible by the JOBS Act, which allows us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly compared to when we were a privately-held company. In addition, our management and other personnel must divert attention from operational and other business matters to devote substantial time to these public company requirements.

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

As of December 31, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

We commenced trading of our common stock on September 28, 2012 and on October 3, 2012, we closed our initial public offering, or the IPO, of 8,711,250 shares of common stock. The offering included 7,836,250 shares sold and issued by us and 875,000 shares sold by selling stockholders. As of December 31, 2012, we had 31,420,028 shares of common stock outstanding. The 8,711,250 shares sold in the IPO are freely tradable. The remaining outstanding common shares of 22,708,778 are subject to lock up agreements and may be sold upon expiration of the lock-up agreements in March 2013, subject to compliance with applicable law. In addition, as of December 31, 2012, we had outstanding options to purchase 6,513,508 shares of common stock that, if exercised, will result in these additional shares becoming available for sale upon expiration of the lock-up agreements. A large portion of these shares and options are held by a small number of persons and investment funds. Sales by these stockholders or optionholders of a substantial number of shares could significantly reduce the trading price of our common stock. Moreover, certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

An aggregate of 2,902,125 shares of our common stock is reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance, subject to lock-up agreements. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
Our principal executive offices are located in Redwood City, California, where we occupy a 50,000 square-foot facility under a lease expiring on November 30, 2017. We have additional U.S. offices in Bellevue, Washington; Denver, Colorado; Durham, North Carolina; and Madison, Wisconsin. We also lease offices in Beijing, China; Courbevoie, France; Manila, Philippines; Munich, Germany; Pune, India; Ras al-Khaimah, United Arab Emirates; Slough, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate two principal data centers at third-party facilities in Santa Clara, California and Geneva, Switzerland.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NASDAQ Stock Market under the trading symbol “QLYS” since September 28, 2012. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at $12.00 per share on September 27, 2012. The following table sets forth the high and low per share sales prices for our common stock as reported on the NASDAQ Stock Market for the periods indicated:

	Low	High
Fiscal 2012:
Fourth quarter	$11.07	$15.25
Third quarter (from September 28, 2012)	$12.00	$14.85

Holders of Common Equity

As of February 28, 2013, there were approximately 501 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund business development and growth, and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	6,513,508	$4.39	2,902,125

1 Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from September 28, 2012 (the date our common stock commenced trading on the NASDAQ Stock Market) through December 31, 2012 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return*
Among Qualys, Inc., NASDAQ Global Select Market Composite Index and NASDAQ Computer Index
Index Value
106
104
102
100
98
96
94
92
90
09/28/12
10/31/12
11/30/12
12/31/12
Qualys, Inc.
NASDAQ Global Select Index
NASDAQ Computer Index

* $100 invested on 9/28/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	September 28, 2012	October 31, 2012	November 30, 2012	December 31, 2012
Qualys Inc.	$100.00	$91.67	$94.49	$104.45
NASDAQ Global Select Market	$100.00	$95.55	$96.67	$96.97
NASDAQ Computer	$100.00	$93.12	$93.04	$92.56

The information on the above Stock Price Performance Graph shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the Securities and Exchange Commission, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-182027) relating to our IPO was declared effective by the SEC on September 27, 2012 and the offering commenced on September 28, 2012. On October 3, 2012, we closed our IPO and received net proceeds of approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with our IPO of approximately $2.9 million.

We believe our existing cash and cash from operations will be sufficient to fund our operations for at least the next twelve months.  We intend to use the net proceeds from the offering for capital expenditures, working capital and other general corporate purposes, which may include hiring additional personnel and investing in sales and marketing and research and development. In addition, we expect to spend approximately $12.0 million through December 31, 2013 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or other assets. We have not entered into any agreements or commitments with respect to any acquisitions or investments at this time.

Pending these uses, we invested the net proceeds in highly liquid money market funds, fixed-income U.S. government agency securities and commercial paper.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the fourth quarter of 2012.

Item 6.	Selected Consolidated Financial and Other Data
The following selected consolidated financial and other data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2012 are not necessarily indicative of operating results to be expected for any other period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$91,420	$76,212	$65,432	$57,425	$50,258
Cost of revenues(1)	18,404	13,247	11,204	10,692	9,540
Gross profit	73,016	62,965	54,228	46,733	40,718
Operating expenses:
Research and development(1)	20,195	19,633	15,780	13,377	11,705
Sales and marketing(1)	37,738	31,526	29,056	24,782	22,830
General and administrative(1)	12,079	8,900	8,183	7,455	6,670
Total operating expenses	70,012	60,059	53,019	45,614	41,205
Income (loss) from operations	3,004	2,906	1,209	1,119	(487)
Other income (expense), net:
Interest expense	(192)	(204)	(186)	(180)	(263)
Interest income	14	14	3	10	85
Other income (expense), net	(188)	(346)	(383)	130	(176)
Total other income (expense), net	(366)	(536)	(566)	(40)	(354)
Income (loss) before provision for (benefit from) income taxes	2,638	2,370	643	1,079	(841)
Provision for (benefit from) income taxes	358	416	(204)	220	23
Net income (loss)	$2,280	$1,954	$847	$859	$(864)
Net income (loss) attributable to common stockholders	$1,076	$436	$179	$171	$(864)
Net income (loss) per share attributable to common stockholders: (2)
Basic	$0.09	$0.09	$0.04	$0.04	$(0.21)
Diluted	$0.08	$0.08	$0.04	$0.04	$(0.21)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders: (2)
Basic	11,891	5,053	4,706	4,400	4,144
Diluted	28,352	24,194	23,562	22,804	4,144

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$118,432	$24,548	$15,010	$9,949	$7,655
Total assets	170,318	68,789	44,360	34,244	27,932
Deferred revenues, current	56,497	46,717	37,811	33,266	29,019
Deferred revenues, noncurrent	8,616	4,713	1,734	1,864	1,090
Convertible preferred stock	—	63,873	63,745	63,745	63,745
Total stockholders’ equity (deficit)	91,555	(64,424)	(69,401)	(72,740)	(74,310)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenues	$276	$143	$80	$47	$49
Research and development	672	499	359	315	227
Sales and marketing	1,074	578	467	284	218
General and administrative	1,430	927	964	474	309
Total stock-based compensation	$3,452	$2,147	$1,870	$1,120	$803

(2)
See Notes 1 and 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted income (loss) per share attributable to common stockholders.

Other Financial Data (unaudited):
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Four Quarters Ended
	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Four-Quarter Bookings	$101,200	$85,118	$69,977	$61,672	$53,765

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Adjusted EBITDA	$13,797	$10,426	$7,648	$6,162	$3,677

Non-GAAP Financial Measures
Four-Quarter Bookings
We monitor Four-Quarter Bookings, a non-GAAP financial measure, which is calculated as revenues for the preceding four quarters plus the change in current deferred revenues for the same period. We believe this metric provides an additional tool for investors to use in assessing our business performance in a way that more fully reflects current business trends than reported revenues and reduces the variations in any particular quarter caused by customer subscription renewals. We believe Four-Quarter Bookings reflects the material sales trends for our business because it includes sales of subscriptions to new customers, as well as subscription renewals and upsells of additional subscriptions to existing customers. Since over 80% of our subscriptions are one year in length, we use current deferred revenues in this metric in order to focus on revenues to be generated over the next four quarters and to exclude the impact of multi-year subscriptions. Under our revenue recognition policy, we record subscription fees as deferred revenues and recognize revenues ratably over the subscription periods. For this reason, substantially all of our revenues for a period are typically generated from subscriptions commencing in prior periods. In addition, subscription renewals may vary during the year based on the date of our customers’ original subscriptions, customer requests to modify subscription periods, or other factors.
The following unaudited table presents the reconciliation of revenues to Four-Quarter Bookings for the four quarters ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Four Quarters Ended
	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Revenues	$91,420	$76,212	$65,432	$57,425	$50,258
Deferred revenues, current
Beginning of the Four-Quarter Period	46,717	37,811	33,266	29,019	25,512
Ending	56,497	46,717	37,811	33,266	29,019
Net change	9,780	8,906	4,545	4,247	3,507
Four-Quarter Bookings	$101,200	$85,118	$69,977	$61,672	$53,765

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
Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income (loss) before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for (benefit from) income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets and (5) stock-based compensation.

The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	$2,280	$1,954	$847	$859	$(864)
Other (income) expense, net	366	536	566	40	354
Provision for (benefit from) income taxes	358	416	(204)	220	23
Depreciation and amortization of property and equipment	6,895	4,939	4,400	3,868	3,317
Amortization of intangible assets	446	434	169	55	44
Stock-based compensation	3,452	2,147	1,870	1,120	803
Adjusted EBITDA	$13,797	$10,426	$7,648	$6,162	$3,677

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
Because of these limitations, Four-Quarter Bookings and Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income (loss) and our financial results presented in accordance with U.S. GAAP.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the section titled "Selected Consolidated Financial and Other Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 87%, 90% and 92% of total revenues in 2012, 2011 and 2010, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. Historically, we have experienced significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2011 grew $7.8 million to $84.0 million during 2012. We expect this trend to continue.

We market and sell our solutions to enterprises, government entities and to small and medium size businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2012, we had over 6,150 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2012, 2011 and 2010, approximately 68%, 67% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had strong revenue growth over the past three years. Our revenues increased from $65.4 million in 2010 to $76.2 million in 2011, and reached $91.4 million in 2012, representing period-over-period increases of $10.8 million, and $15.2 million, or 16% and 20%, respectively. We generated net income of $0.8 million in 2010, $2.0 million in 2011, and $2.3 million in 2012.

On September 28, 2012, our common stock commenced trading on the NASDAQ Stock Market under the trading symbol “QLYS,” and on October 3, 2012 we closed our initial public offering. In our initial public offering, we sold and issued 7,836,250 shares and certain selling stockholders sold an additional 875,000 shares. The net proceeds to us from the offering were approximately $87.5 million, after deducting underwriting discounts and commissions, and before deducting total expenses in connection with this offering of $2.9 million.

Key Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies.

Four-Quarter Bookings
We monitor Four-Quarter Bookings, a non-GAAP financial measure, which is calculated as revenues for the preceding four quarters plus the change in current deferred revenues for the same period. We believe this metric provides an additional tool for investors to use in assessing our business performance in a way that more fully reflects current business trends than reported revenues and reduces the variations in any particular quarter caused by customer subscription renewals. We believe Four-Quarter Bookings reflects the material sales trends for our business because it includes sales of subscriptions to new customers, as well as subscription renewals and upsells of additional subscriptions to existing customers. Since over 80% of our subscriptions are one year in length, we use current deferred revenues in this metric in order to focus on revenues to be generated over the next four quarters and to exclude the impact of multi-year subscriptions. Under our revenue recognition policy, we record subscription fees as deferred revenues and recognize revenues ratably over the subscription periods. For this reason, substantially all of our revenues for a period are typically generated from subscriptions commencing in prior periods. In addition, subscription renewals may vary during the year based on the date of our customers’ original subscriptions, customer requests to modify subscription periods or other factors. See the section titled “Selected Consolidated Financial and Other Data-Non-GAAP Financial Measures” for a reconciliation of revenues to Four-Quarter Bookings.

	Four Quarters Ended December 31,
	2012	2011	2010
	(in thousands, except percentages)
Four-Quarter Bookings	$101,200	$85,118	$69,977
Percentage change from prior year period	19%	22%	13%

Adjusted EBITDA
We monitor Adjusted EBITDA, a non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude in Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry. See the section titled “Selected Consolidated Financial and Other Data-Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA,

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets and (5) stock-based compensation.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Adjusted EBITDA	$13,797	$10,426	$7,648
Percentage of revenues	15%	14%	12%

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

We maintain a valuation allowance on our U.S. federal and state net deferred tax assets. Our cash tax expense is impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the valuation allowance and sensitivity of current cash taxes to local rules, our effective tax rate could fluctuate significantly on a quarterly basis, to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, and also due to changes in our earnings projections, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods presented.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Income Data:
Revenues	$91,420	$76,212	$65,432
Cost of revenues (1)	18,404	13,247	11,204
Gross profit	73,016	62,965	54,228
Operating expenses:
Research and development (1)	20,195	19,633	15,780
Sales and marketing (1)	37,738	31,526	29,056
General and administrative (1)	12,079	8,900	8,183
Total operating expenses	70,012	60,059	53,019
Income from operations	3,004	2,906	1,209
Other income (expense), net	(366)	(536)	(566)
Income before provision for income taxes	2,638	2,370	643
Provision for (benefit from) income taxes	358	416	(204)
Net income	$2,280	$1,954	$847
____________________

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenues	$276	$143	$80
Research and development	672	499	359
Sales and marketing	1,074	578	467
General and administrative	1,430	927	964
Total stock-based compensation	$3,452	$2,147	$1,870

The following table sets forth selected consolidated statements of income data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2012	2011	2010
Revenues	100%	100%	100%
Cost of revenues	20%	17%	17%
Gross profit	80%	83%	83%
Operating expenses:
Research and development	22%	26%	24%
Sales and marketing	41%	41%	44%
General and administrative	14%	12%	13%
Total operating expenses	77%	79%	81%
Income from operations	3%	4%	2%
Other income (expense), net	0%	(1)%	(1)%
Income before provision for income taxes	3%	3%	1%
Provision for (benefit from) income taxes	1%	0%	0%
Net income	2%	3%	1%

Comparison of Years Ended December 31, 2012 and 2011
Revenues

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$91,420	$76,212	$15,208	20%

Revenues increased $15.2 million in 2012 compared to 2011. Revenues from customers existing at or prior to December 31, 2011 grew $7.8 million to $84.0 million in 2012 due to increased subscriptions. Subscriptions from new customers added in 2012 contributed $7.4 million to the increase in revenues. Of the total increase of $15.2 million, $11.6 million was from customers in the United States and the remaining $3.6 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$18,404	$13,247	$5,157	39%
Percentage of revenues	20%	17%
Gross profit percentage	80%	83%

Cost of revenues increased $5.2 million in 2012 compared to 2011, primarily due to $2.0 million of higher depreciation expenses related to additional data center equipment, third-party software and physical scanner appliances deployed to customers, increased personnel expenses of $1.5 million, principally driven by the addition of employees in our operations team, and increased third-party software maintenance expense of $1.0 million. The decrease in gross profit percentage reflects the impact of increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Research and development	$20,195	$19,633	$562	3%
Percentage of revenues	22%	26%

Research and development expenses increased $0.6 million in 2012 compared to 2011, primarily due to an increase in personnel expenses of $0.6 million, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$37,738	$31,526	$6,212	20%
Percentage of revenues	41%	41%

Sales and marketing expenses increased $6.2 million in 2012 compared to 2011, primarily due to an increase in personnel expenses of $4.9 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions as a result of higher bookings, increased travel and related expense of $0.5 million and increased marketing program and event expenses of $0.3 million.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$12,079	$8,900	$3,179	36%
Percentage of revenues	14%	12%

General and administrative expenses increased $3.2 million in 2012 compared to 2011, primarily due to an increase in personnel expenses of $1.4 million, principally driven by the addition of employees to support the growth of our business, an increase in non-employee stock-based compensation of $0.3 million and an increase in professional services expenses of $0.7 million.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income (expense), net	$(366)	$(536)	$170	(32)%
Percentage of revenues	0%	1%

Other income (expense), net decreased $0.2 million in 2012 compared to 2011, primarily due to lower foreign currency exchange losses in 2012 compared to 2011.

Provision for Income Taxes

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Provision for income taxes	$358	$416	$(58)	(14)%
Percentage of revenues	1%	0%

Provision for income taxes decreased $0.1 million in 2012 compared to 2011, primarily due to a reduction of the liability for uncertain tax positions of $0.1 million, primarily resulting from closure of tax years in foreign jurisdictions during 2012, partially offset by increases in foreign and state taxes.
Comparison of Years Ended December 31, 2011 and 2010

Revenues

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Revenues	$76,212	$65,432	$10,780	16%
Revenues increased $10.8 million in 2011 compared to 2010. Revenues from customers existing at or prior to December 31, 2010 grew $5.8 million to $71.2 million in 2011 due to increased subscriptions. Subscriptions from new customers added in 2011 contributed $5.0 million to the increase in revenues. Of the total increase of $10.8 million, $7.4 million was from customers in the United States and the remaining $3.4 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.
Cost of Revenues

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Cost of revenues	$13,247	$11,204	$2,043	18%
Percentage of revenues	17%	17%
Gross profit percentage	83%	83%
Cost of revenues increased $2.0 million in 2011 compared to 2010, primarily due to $1.4 million of increased personnel expenses, principally driven by the addition of employees in our operations team and customer support team, and $0.6 million of higher depreciation expenses, principally driven by additional data center equipment and third-party software.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Research and development	$19,633	$15,780	$3,853	24%
Percentage of revenues	26%	24%
Research and development expenses increased $3.9 million in 2011 compared to 2010, primarily due to increased personnel expenses of $3.0 million, principally driven by the addition of employees and higher performance-based compensation, as we continued to invest in enhancing our platform and solutions, and developing new solutions, increased travel expenses of $0.3 million, and increased amortization expenses of $0.3 million as a result of the addition of intangible assets acquired through our acquisition of Nemean Networks, LLC, or Nemean, in 2010.
Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Sales and marketing	$31,526	$29,056	$2,470	9%
Percentage of revenues	41%	44%
Sales and marketing expenses increased $2.5 million in 2011 compared to 2010, primarily due to increased personnel expenses of $1.5 million, principally driven by the addition of employees as we continued to expand our domestic and international sales and marketing efforts and higher sales commissions as a result of higher bookings, increased marketing program and event expenses of $0.5 million, and higher travel and related expenses of $0.3 million.
General and Administrative Expenses

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
General and administrative	$8,900	$8,183	$717	9%
Percentage of revenues	12%	13%
General and administrative expenses increased $0.7 million in 2011 compared to 2010, primarily due to increased personnel expenses of $0.3 million, principally driven by higher performance-based compensation, and higher administrative expenses of $0.3 million, primarily for additions of office equipment and third-party fees to support our growth.
Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Other income (expense), net	$(536)	$(566)	$30	5%
Percentage of revenues	1%	1%
Other income (expense), net was consistent in 2011 compared to 2010.

Provision for (Benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$416	$(204)	$620	NM
Percentage of revenues	0%	0%
Provision for (benefit from) income taxes increased $0.6 million in 2011 compared to 2010. Our benefit from income taxes in 2010 included a $0.4 million tax benefit resulting from a reduction of the liability for uncertain tax positions upon the lapse of the statute of limitations for the 2007 tax year of our French subsidiary in 2010. Our provision for income taxes in 2011 also increased compared to 2010 due to an increase in pre-tax income related to international operations and state taxes, as we utilized net operating losses to offset federal income taxes in the United States.

Liquidity and Capital Resources

Since our inception, we had financed our operations primarily through proceeds from the issuance of our preferred stock, including $23.2 million invested by Philippe F. Courtot, our Chairman, President and Chief Executive Officer, and cash flows from operations. On October 3, 2012, we closed our IPO and received net proceeds of approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with our IPO of $2.9 million. At December 31, 2012, our principal source of liquidity was cash, cash equivalents and short-term investments of $118.4 million, including $1.4 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2012, 2011 and 2010. We believe our existing cash, cash equivalents, short-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $12.0 million through December 31, 2013 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

To the extent that existing cash, cash equivalents, short-term investments, and cash from operations are insufficient to fund our future activities, we may need to raise additional funding through debt and equity financing. Additional funds may not be available on favorable terms or at all.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash provided by operating activities	$21,952	$17,190	$9,896
Cash used in investing activities	(94,784)	(7,499)	(4,261)
Cash provided by (used in) financing activities	83,202	(10)	(547)
Effect of exchange rate changes on cash and cash equivalents	(33)	(143)	(27)
Net increase in cash and cash equivalents	$10,337	$9,538	$5,061

Cash Flows from Operating Activities
In 2012, operating activities provided $22.0 million in cash related to an increase of $13.7 million in deferred revenues, attributable to increased collections from customers and an increase in subscriptions exceeding one year and net income of $2.3 million, adjusted by non-cash items including depreciation and amortization of $7.3 million and stock-based compensation of $3.5 million. These sources of cash were partially offset by an increase of $4.0 million in accounts receivable due to the overall growth of our business and a decrease of $1.4 million in accounts payable and accrued liabilities due to the timing of payments.
In 2011, operating activities provided $17.2 million in cash as a result of net income of $2.0 million, adjusted by non-cash items, including depreciation and amortization of $5.4 million and stock-based compensation of $2.1 million. Working capital sources of cash were related to an increase of $11.9 million in deferred revenues, attributable to increased collections from customers and subscriptions exceeding one year, a $4.1 million increase in accounts payable and accrued liabilities primarily related to increased headcount and operations, and a $1.7 million increase in other non-current liabilities related to obligations for multi-year maintenance and support agreements for third-party licensed technology. These sources of cash were partially offset by an increase of $6.7 million in accounts receivable due to the overall growth of our business as new bookings outpaced collections of existing receivables and a $3.8 million increase in prepaid expenses and other assets related to long-term maintenance contracts on third-party licensed technology.
In 2010, operating activities provided $9.9 million in cash as a result of net income of $0.8 million, adjusted by non-cash items, including depreciation and amortization of $4.6 million and stock-based compensation of $1.9 million. Working capital sources of cash were related to an increase of $4.4 million in deferred revenues, attributable to increased collections from customers. These sources of cash were partially offset by an increase of $1.2 million in accounts receivable due to the overall growth of our business.

Cash Flows from Investing Activities
In 2012, we invested $83.5 million of our IPO proceeds in short-term investments. In 2012, 2011 and 2010, we used $11.2 million, $7.5 million and $1.5 million, respectively, of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development and to purchase physical scanner appliances provided to certain customers as part of their subscriptions. Additionally, in 2010, we used $2.8 million of cash for the acquisition of Nemean.

Cash Flows from Financing Activities
In 2012, cash provided by financing activities of $83.2 million was primarily attributable to proceeds of $84.5 million from our initial public offering, net of offering costs, and $2.1 million of proceeds from the exercise of stock options. These cash inflows were partially offset by repayments on our capital lease obligations of $2.4 million and payment of non-contingent consideration related to our Nemean acquisition of $1.0 million.
In 2011, cash used in financing activities of $10,000 was primarily attributable to repayments on our capital lease obligations of $1.5 million partially offset by $1.5 million of proceeds from the exercise of stock options and warrants.
In 2010, cash used in financing activities of $0.5 million was primarily attributable to repayments on our capital lease obligations of $1.1 million partially offset by $0.6 million of proceeds from the exercise of stock options.

Line of Credit
We had an equipment line of credit that was available for draws in 2010, 2011 and through its expiration in February 2012. The amount available under the line increased from $1.5 million to $3.3 million during that time period. At December 31, 2011, we had $0.9 million in outstanding borrowings under this line of credit, which are recorded in capital lease obligations in the consolidated balance sheet. The remaining amount available for borrowings at December 31, 2011 was $0.9 million. At December 31, 2012, we had no outstanding borrowings under this line of credit and we are not able to draw any further funds as the line has expired.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$9,552	$2,831	$3,821	$2,806	$94
Capital lease obligations(2)	2,028	1,213	815	—	—
Maintenance obligations(3)	1,595	911	684	—	—
Total	$13,175	$4,955	$5,320	$2,806	$94

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers and office equipment leases.

(2)	Capital lease obligations represent financing on computer software purchases.

(3)	Maintenance obligations relate to third-party software licenses.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form10-K for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We derive revenues from subscriptions that require customers to pay a fee in order to access our cloud solutions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. Customers are required to return physical scanner appliances if they do not renew their subscriptions. In some limited cases, we also provide certain computer equipment used to extend our QualysGuard Cloud Platform into our customers’ private cloud environment. Customers generally enter into one year renewable annual subscriptions. We assess the ability to separate multiple deliverables in accordance with the relevant accounting literature.

We recognize revenues when all of the following conditions are met: (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the collection of the fees is reasonably assured; and (d) the amount of fees to be paid by the customer is fixed or determinable.
Subscriptions for unlimited scans and certain limited scan arrangements with firm expiration dates are recognized ratably over the period in which the services are performed, generally one year. We recognize revenues for certain other limited scan arrangements, where expiration dates can be extended, on an as-used basis. We recognize the subscription of physical scanner appliances and other computer equipment as revenues ratably over the period of the subscription, which is commensurate with the term of the related subscription. Because the customer’s access to our cloud solutions are delivered at the same time or within close proximity to the delivery of physical scanner appliances and the terms are commensurate for these services and equipment, we consider these elements as a single unit of accounting recognized ratably over the subscription term. Costs of shipping and handling charges associated with physical scanner appliances and other computer equipment are included in cost of revenues.
Deferred revenues consist of revenues billed or received that will be recognized in the future under subscriptions existing at the balance sheet date.
Goodwill and Intangibles
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and other intangible assets are not amortized and are tested for impairment at least annually or whenever events or changes in circumstances indicate that the fair value is less than carrying value. We have determined that we operate in one reporting unit. We performed qualitative assessments for 2012 of our single reporting unit and of our intangible assets not subject to amortization. These assessments did not indicate that it is more likely than not that the reporting unit fair value or the intangible assets fair value is less than their carrying values, and concluded there was no impairment of goodwill or intangible assets not subject to amortization. The goodwill balance was $0.3 million and the balance of intangible assets not subject to amortization was $0.3 million as of December 31, 2012 and 2011. No impairment of goodwill or intangible assets not subject to amortization was recorded for 2012, 2011 or 2010.
Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local income tax and may be subject to U.S. income tax.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax impact of timing differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the statutory rate change is enacted in law.
As of December 31, 2012, we had recorded a valuation allowance on our net deferred tax assets. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carry-forwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate. As of December 31, 2012, based on the accumulation of negative evidence, such as inconsistent quarterly earnings, including operating losses in the three months ended December 31, 2011, March 31, 2012 and June 30, 2012, continued heavy investment in research and development activities and in our infrastructure, and international expansion, management determined it was not more likely than not that the benefits of our deferred tax assets will be realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards and other deferred tax assets, an adjustment to our net operating loss or tax credit carryforwards and other deferred tax assets would increase net income in the period in which we make such a determination.
We have assessed our income tax positions and recognized tax benefits for all years subject to examination, based upon evaluation of the facts, circumstances and information available at the end of each period. We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. We record interest and penalties related to unrecognized tax benefits in our provision for income taxes.
Significant judgment is required in evaluating tax positions and determining the provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations or cash flows.
Stock-Based Compensation
We recognize compensation expense for our employee stock options over the requisite service period for awards of equity instruments based on the grant-date fair value of those awards ultimately expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
We also record compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is periodically remeasured as they vest over a performance period.
Until the completion of our IPO on October 3, 2012, we were a private company and lacked company-specific historical and implied volatility information. Accordingly, we have estimated our expected volatility based on the historical volatility of our self-designated peer group consisting of publicly-held companies selected because of the similarity of their industry, business model and financial risk profile. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected term of the option. We intend to continue to consistently apply this process using the same or similar entities until such time that sufficient information regarding the volatility of our share price becomes available or we determine that other companies should be added or are no longer suitable.
The expected term of options was estimated by analyzing the historical period from grant to settlement of the stock option. This analysis includes exercises and forfeitures, and also gives consideration to the expected holding period for those options that were still outstanding. The risk-free interest rate is based on a daily treasury yield curve rate that has a term consistent with the expected life of the stock option. We have not paid and do not anticipate paying cash dividends on our common stock, and therefore our expected dividend yield is assumed to be zero. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
Pre-IPO Common Stock Valuations
We have historically granted stock options at exercise prices equal to the fair value as determined by our board of directors on the date of grant, with inputs from management. Because our common stock was not publicly traded prior to our IPO, our board of directors exercised significant judgment in determining the fair value of our common stock on the date of grant based on a number of objective and subjective factors. Factors considered by our board of directors included:

•	contemporaneous independent valuations performed at periodic intervals by outside firms;

•	our results of operations, financial condition and future financial projections;

•	peer group trading multiples;

•	changes in the company since the last time the board of directors approved option grants and made a determination of fair value;

•	the illiquidity of shares of our common stock; and

•	our future prospects and opportunity for liquidity events such as an initial public offering and possible strategic merger or sale.

Significant Factors, Assumptions and Methodologies Used in Determining the Fair Value of Common Stock

Prior to our IPO in September 2012, our valuation analysis was conducted under a probability-weighted expected return method, or PWERM, as prescribed by the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The PWERM approach employs various market approach and income approach calculations depending upon the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each shareholder class are considered to allocate the equity value to common shares. The common share value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common share value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario are based upon discussions between our board of directors and our management team. Under the PWERM, the value of our common stock is based on upon three possible future events for our company:

•	Completion of an initial public offering;

•	Strategic merger or sale; and

•	Continuation as a private company.
The market approach uses similar companies or transactions in the marketplace. We utilized the guideline publicly traded company method of the market approach for the initial public offering scenario and the guideline merged and acquired company method of the market approach for the strategic merger or sale scenario. We identified companies similar to our business and used this peer group of companies to develop relevant market multiples and ratios. We then applied these market multiples and ratios to our financial forecasts to create an indication of total equity value. The income approach, which we utilized to assess fair value of the common stock under the assumption we remained a private company, is an estimate of the present value of the future monetary benefits generated by an investment in that asset. Specifically, debt-free cash flows and the estimated terminal value are discounted at appropriate risk-adjusted discount rates to estimate the total invested capital value of the equity.

When considering which companies to include in our comparable peer companies, we focused on U.S. publicly traded companies in the IT security industry in which we operate and software-as-a-service companies with business models similar to ours. We considered a number of factors which required us to make judgments as to the comparability of these companies to ours, including business description, business size, revenue model, development stage and historical operating results. We then analyzed the business and financial profiles of the selected companies for similarities to us and, based on this assessment, we selected our comparable peer companies.

The selection of our comparable peer companies changed over time as we continued evaluating whether the selected companies remained comparable to us and considering recent initial public offerings and sale transactions. Based on these considerations, we believed the comparable peer companies were a representative group for purposes of performing contemporaneous valuations. However, there could be inherent differences that may impact comparability. Several of the comparable companies are larger than us in terms of total revenues and assets, and several have experienced net operating losses and have not yet generated net income.

Companies in the comparable peer group used for the initial public offering scenario were generally consistent with the peer group utilized to determine estimated volatility, subject to the following differences. The peer group of companies used to determine volatility was made up of a larger number of companies than that considered in our peer group for contemporaneous valuation purposes, primarily due to fewer common comparabilities to us. All but one company in our peer group used for contemporaneous valuation purposes were included in our peer group used to determine estimated volatility.

For all valuation periods presented, for the initial public offering scenario, we reviewed the forecasted twelve-month revenue and last twelve-month revenue multiples of comparable peer companies and selected an appropriate multiple based on our assessment of our comparability to these companies. We then applied the selected multiple to our forecasted twelve-month revenues and last twelve-month revenues and used an average of the two resulting values, which was weighted more heavily for the forecasted revenues, to determine our enterprise value under the initial public offering scenario.

For all valuation periods presented, for the merger or sale scenario, we reviewed the last twelve-month revenue and last twelve-month EBITDA multiples of comparable peer companies who were recently acquired and selected an appropriate multiple based on our assessment of our comparability to these companies. We then applied the selected multiple to our last twelve-month revenues and last twelve-month EBITDA and used an average of the two resulting values to determine our enterprise value under the merger or sale scenario.

We did not use comparable peer companies for any other estimates used in determining valuations. All other assumptions, such as the risk-adjusted discount rate, discount for lack of marketability, expected term and interest rate, were determined based on the analysis performed by us without reference to comparable peer companies.
Post-IPO Common Stock Valuations

Following our IPO, we established a policy of using the closing sales price per share as quoted on the NASDAQ Stock Market on the date of grant for purposes of determining the exercise price per share for our common stock options.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.
We measure and report our cash equivalents, short-term investments and a derivative forward currency contract at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
Our financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper and derivative financial instruments consisting of forward currency contracts. The securities and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the fair value measurement of our financial instruments.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity
We have $118.4 million in cash, cash equivalents and short-term investments at December 31, 2012. Cash and cash equivalents include cash held in banks and highly liquid money market funds and commercial paper. Short-term investments consist of fixed-income U.S. government agency securities and commercial paper. All of these investments have maturities of less than one year from date of purchase.

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

Item 8.	Financial Statements and Supplementary Data

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Qualys, Inc.
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualys, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
San Francisco, California
March 5, 2013

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$34,885	$24,548
Short-term investments	83,547	—
Accounts receivable, net of allowance of $331 and $230 at December 31, 2012 and 2011, respectively	24,545	20,750
Prepaid expenses and other current assets	4,377	3,774
Total current assets	147,354	49,072
Restricted cash	114	112
Property and equipment, net	18,148	13,861
Intangible assets, net	2,811	3,175
Goodwill	317	317
Other noncurrent assets	1,574	2,252
Total assets	$170,318	$68,789
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities :
Accounts payable	$2,031	$2,254
Accrued liabilities	7,803	8,468
Deferred revenues, current	56,497	46,717
Capital lease obligations, current	1,183	1,987
Total current liabilities	67,514	59,426
Deferred revenues, noncurrent	8,616	4,713
Income taxes payable, noncurrent	594	661
Other noncurrent liabilities	1,231	2,134
Capital lease obligations, noncurrent	808	2,406
Total liabilities	78,763	69,340
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock: $0.001 par value; no shares authorized, issued and outstanding at December 31, 2012; 48,079,860 shares authorized, 4,766,543 shares issued and outstanding at December 31, 2011; aggregate liquidation preference—$0 and $28,774 at December 31, 2012 and 2011	—	28,603
Series B convertible preferred stock: $0.001 par value; no shares authorized, issued and outstanding at December 31, 2012; 110,314,114 shares authorized, 11,031,387 shares issued and outstanding at December 31, 2011; aggregate liquidation preference—$0 and $28,862 at December 31, 2012 and 2011	—	28,568
Series C convertible preferred stock: $0.001 par value; no shares authorized, issued and outstanding at December 31, 2012; 18,006,026 shares authorized, 1,799,328 shares issued and outstanding at December 31, 2011; aggregate liquidation preference— $0 and $6,631 at December 31, 2012 and 2011	—	6,702
Total convertible preferred stock	—	63,873
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2012; no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 31,420,028 shares issued and outstanding at December 31, 2012; 299,900,000 shares authorized, 5,300,288 shares issued and outstanding at December 31, 2011	31	5
Additional paid-in capital	166,651	12,927
Accumulated other comprehensive loss	(1,035)	(984)
Accumulated deficit	(74,092)	(76,372)
Total stockholders’ equity (deficit)	91,555	(64,424)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$170,318	$68,789

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$91,420	$76,212	$65,432
Cost of revenues	18,404	13,247	11,204
Gross profit	73,016	62,965	54,228
Operating expenses:
Research and development	20,195	19,633	15,780
Sales and marketing	37,738	31,526	29,056
General and administrative	12,079	8,900	8,183
Total operating expenses	70,012	60,059	53,019
Income from operations	3,004	2,906	1,209
Other income (expense), net:
Interest expense	(192)	(204)	(186)
Interest income	14	14	3
Other income (expense), net	(188)	(346)	(383)
Total other income (expense), net	(366)	(536)	(566)
Income before provision for income taxes	2,638	2,370	643
Provision for (benefit from) income taxes	358	416	(204)
Net income	$2,280	$1,954	$847
Net income attributable to common stockholders	$1,076	$436	$179
Net income per share attributable to common stockholders:
Basic	$0.09	$0.09	$0.04
Diluted	$0.08	$0.08	$0.04
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	11,891	5,053	4,706
Diluted	28,352	24,194	23,562

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$2,280	$1,954	$847
Foreign currency translation gain (loss), net of zero tax	(59)	(166)	(9)
Change in unrealized gain (loss) on short-term investments, net of zero tax	8	—	—
Other comprehensive income (loss), net	(51)	(166)	(9)
Comprehensive income	$2,229	$1,788	$838

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$2,280	$1,954	$847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,341	5,373	4,569
Bad debt expense	218	193	117
Loss on disposal of property and equipment	10	1	13
Stock-based compensation	3,452	2,147	1,870
Non-cash interest expense	24	36	12
Amortization of premiums on short-term investments	7	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,014)	(6,651)	(1,166)
Prepaid expenses and other assets	91	(3,835)	(112)
Accounts payable	(242)	1,248	(82)
Accrued liabilities	(1,163)	2,817	(182)
Deferred revenues	13,683	11,885	4,415
Income taxes payable	181	333	(488)
Other noncurrent liabilities	84	1,689	83
Net cash provided by operating activities	21,952	17,190	9,896
Cash flows from investing activities:
Purchases of short-term investments	(83,547)	—	—
Purchases of property and equipment	(11,188)	(7,499)	(1,510)
Purchases of intangible assets	(49)	—	—
Acquisition of business, net	—	—	(2,751)
Net cash used in investing activities	(94,784)	(7,499)	(4,261)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	84,534	—	—
Proceeds from exercise of stock options	1,685	948	522
Proceeds from early exercise of stock options	384	390	80
Proceeds from issuance of Series C Preferred Stock	—	128	—
Principal payments under capital lease obligations	(2,401)	(1,476)	(1,149)
Non-contingent payment related to acquisition	(1,000)	—	—
Net cash provided by (used in) financing activities	83,202	(10)	(547)
Effect of exchange rate changes on cash and cash equivalents	(33)	(143)	(27)
Net increase in cash and cash equivalents	10,337	9,538	5,061
Cash and cash equivalents at beginning of period	24,548	15,010	9,949
Cash and cash equivalents at end of period	$34,885	$24,548	$15,010
Supplemental disclosures of cash flow information
Cash paid for interest expense	$162	$128	$163
Cash paid for income taxes, net of refunds	299	108	303
Non-cash investing and financing activities
Purchase of property and equipment under capital lease	—	3,100	2,467
Vesting of early exercised common stock options	155	52	32
Conversion of convertible preferred stock to common stock	63,873	—	—
Issuance of common stock for acquisition of business	—	—	77
Issuance of common stock for acquisition of license	51	—	—
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balances at December 31, 2009	17,562,410	$63,745	4,652,675	$5	$7,237	$(809)	$(79,173)	$(72,740)
Net income	—	—	—	—	—	—	847	847
Foreign currency translation	—	—	—	—	—	(9)	—	(9)
Issuance of common stock upon exercise of stock options	—	—	317,802	—	522	—	—	522
Vesting of early exercised common stock options	—	—	—	—	32	—	—	32
Repurchase of unvested early exercised stock options	—	—	(136,876)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	3,750	—	15	—	—	15
Issuance of common stock for acquisition of business	—	—	25,000	—	77	—	—	77
Stock-based compensation	—	—	—	—	1,855	—	—	1,855
Balances at December 31, 2010	17,562,410	63,745	4,862,351	5	9,738	(818)	(78,326)	(69,401)
Net income	—	—	—	—	—	—	1,954	1,954
Foreign currency translation	—	—	—	—	—	(166)	—	(166)
Issuance of Series C Preferred Stock upon exercise of warrants	34,848	128	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	432,687	—	948	—	—	948
Vesting of early exercised common stock options	—	—	—	—	52	—	—	52
Repurchase of unvested early exercised stock options	—	—	(1,000)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	6,250	—	59	—	—	59
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Other adjustments	—	—	—	—	42	—	—	42
Balances at December 31, 2011	17,597,258	63,873	5,300,288	5	12,927	(984)	(76,372)	(64,424)
Net income	—	—	—	—	—	—	2,280	2,280
Foreign currency translation	—	—	—	—	—	(59)	—	(59)
Change in unrealized gain(loss) on short-term investments	—	—	—	—	—	8	—	8
Issuance of common stock upon initial public offering, net of offering costs	—	—	7,836,250	8	84,526	—	—	84,534
Conversion of preferred stock to common stock upon initial public offering	(17,597,258)	(63,873)	17,597,258	17	63,856	—	—	63,873
Issuance of common stock upon exercise of stock options	—	—	724,316	1	1,684	—	—	1,685
Vesting of early exercised common stock options	—	—	—	—	155	—	—	155
Repurchase of unvested early exercised stock options	—	—	(60,126)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	15,945	—	45	—	—	45
Issuance of common stock for acquisition of license	—	—	6,097	—	51	—	—	51
Stock-based compensation	—	—	—	—	3,407	—	—	3,407
Balances at December 31, 2012	—	$—	31,420,028	$31	$166,651	$(1,035)	$(74,092)	$91,555
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

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

Initial Public Offering
On October 3, 2012, the Company closed its initial public offering ("IPO") of 8,711,250 shares of common stock at an offering price of $12.00 per share. The offering included 7,836,250 shares sold and issued by the Company and 875,000 shares sold by selling stockholders. The shares sold in the offering included 1,136,250 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with this offering of $2.9 million. Immediately prior to the closing, all of the Company’s 17,597,258 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock.

Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, convertible preferred stock, stockholders' equity (deficit), income from operations or net income.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, common stock, stock-based compensation and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the accompanying consolidated financial statements.

Convertible Preferred Stock
Prior to the completion of our IPO, a sale of all or substantially all of the Company’s assets or merger or consolidation of the Company with another entity was treated as a liquidation unless, following such transaction, the Company’s stockholders directly or indirectly owned, in the aggregate, more than 50% of the total voting power of the surviving or acquiring entity. These liquidation provisions and the extent of preferred stock holdings resulted in the convertible preferred stock having redemption features that were not solely in the control of the Company. Because a potential purchaser could have acquired a majority of the outstanding voting stock, triggering a redemption that was outside of the Company’s control, all shares of convertible preferred stock were presented outside of permanent equity in the accompanying consolidated balance sheet as of December 31, 2011.

On October 3, 2012, immediately prior to the closing of the Company’s IPO, all outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock. The related carrying value of the convertible preferred stock of $63.9 million was reclassified to common stock and additional paid-in capital at the time of the conversion.

Concentration of Credit Risk
The Company invests its cash, cash equivalents and short-term investments with major financial institutions. Cash balances with any one institution at times may be in excess of federally insured limits. Cash equivalents and short-term investments are invested in high-quality investment grade financial instruments and are diversified. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of December 31, 2012, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance. One channel partner accounted for 13% of the Company’s accounts receivable balance as of December 31, 2011.

Cash, Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash held in banks and highly liquid money market funds and commercial paper, all with original maturities of three months or less when acquired. Short-term investments consist of fixed-income U.S. government agency securities and commercial paper, all with original maturities greater than three months and less than one year.
Cash is stated at cost, which approximates fair market value. Cash equivalents and short-term investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses in fair value are reported in other comprehensive income (loss) and are included in the consolidated statement of convertible preferred stock and stockholders' equity (deficit). When the available-for-sale securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense) in the consolidated statements of income. Short-term investments are reviewed quarterly for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) there is an intent to sell the security, (2) it is “more likely than not” that the security will be sold before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Declines in value that are considered to be other than temporary and adjustments to amortized cost for the amortization of premiums and the accretion of discounts are recorded in other income (expense). Interest and dividends are recorded in interest income as earned.

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

Restricted Cash
Restricted cash includes amounts maintained with banks as security deposits for certain leased facilities and, accordingly, is classified as a non-current asset. It is stated at cost, which approximates fair market value.

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
The Company purchases physical scanner appliances and other computer equipment that are provided on a subscription basis. This equipment is recorded within property and equipment on the accompanying consolidated balance sheet, and the depreciation is recorded to cost of revenues over an estimated useful life of three years.

Upon retirement or disposal, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance that do not extend the life of an asset are expensed as incurred and major improvements are capitalized as property and equipment.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2012 and 2011, the Company has not written down any of its long-lived assets as a result of impairment.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2012 and concluded there was no impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2012 and concluded there was no impairment of the indefinite-lived intangible assets.

If the qualitative assessment indicates there is more than a 50% likelihood that the fair value is less than the carrying amount, the Company would perform a two-step test. In the first step, the carrying value of the reporting unit or intangible asset is compared to its estimated fair value. If the estimated fair value is less than the carrying value, then potential impairment exists. In the second step, for goodwill, the Company calculates the amount of any impairment by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. For indefinite-lived intangible assets, the Company performs the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.

Certain other intangible assets acquired are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist. The Company’s intangible assets are comprised primarily of existing technology, patent license, and non-competition agreements and are amortized over periods ranging from three to fourteen years on a straight-line basis.

Software Development Costs
The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Total capitalized development costs are $0.3 million at December 31, 2012 and 2011. The capitalized development costs are recorded within other noncurrent assets and were fully amortized at December 31, 2012 and 2011.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded within prepaid expenses and other current assets in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying consolidated statements of income in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into financial instruments for trading or speculative purposes.

At December 31, 2012, the Company had one outstanding forward contract with a notional amount of 10.7 million Euros, which expired on January 31, 2013. At December 31, 2011, the Company had one outstanding forward contract with a notional amount of 3.7 million Euros, which expired on January 31, 2012. These contracts were entered into at the end of each period, and thus the fair value of the contracts was $0 at December 31, 2012 and 2011. The Company began to use these forward contracts in December 2011. In 2012, the Company recorded a loss of $0.4 million from these contracts, which was partially offset by foreign currency transaction gains of $0.2 million for the year. There were no gains or losses from forward contracts in 2011. These derivatives were not designated as hedges.

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

Beginning on January 1, 2011, the Company adopted authoritative accounting guidance on multiple-element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. As a result of implementing this authoritative guidance, the Company’s revenues for 2012 and 2011 were not materially different from what would have been recognized under the previous guidance for multiple-element arrangements.

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

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. The Company incurred advertising costs of $4.3 million, $4.1 million, and $3.8 million for 2012, 2011 and 2010, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale short-term investments, which are not included in the Company’s net income. Both of these items are reflected net of tax. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Translation and Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable local foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company’s consolidated financial statements. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect as of the balance sheet date, and income and expenses are translated at average exchange rates during the period. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Foreign currency transaction gains or losses are recognized in other income (expense). The Company recorded foreign currency transaction gains (losses) of $(0.2) million, $(0.3) million and $(0.4) million during 2012, 2011 and 2010, respectively.

Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company measures and reports its cash equivalents, short-term investments and a derivative forward currency contract at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company's financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper and derivative financial instruments consisting of forward currency contracts. The securities and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs. See Note 2 for more information regarding the fair value measurement of the Company's financial instruments.

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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders' equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The Company adopted this new amended guidance during the year ended December 31, 2012. Adoption of this new amended guidance resulted only in changes to presentation of the financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. This standard allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a more than 50% likelihood) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. If there is more than 50% likelihood the fair value is less than the carrying amount, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. The Company adopted this standard for the annual qualitative assessment of indefinite-live intangible assets for the year ended December 31, 2012, which did not have a material impact on its consolidated financial statements.

Reverse Stock Split
In September 2012, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation effecting a one-for-ten reverse stock split of the Company’s issued and outstanding shares of common and convertible preferred stock. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, convertible preferred stock, warrants for convertible preferred stock, options for common stock, contingently issuable shares of common stock and per share amounts contained in the Company’s consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

NOTE 2.	Fair Value of Financial Instruments

The Company's cash and cash equivalents, short-term investments, and restricted cash consist of the following:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,419	$—	$—	$23,419
Money market funds	170	—	—	170
Commercial paper	11,294	2	—	11,296
Total	34,883	2	—	34,885
Short-term investments:
Commercial paper	21,078	2	—	21,080
U.S. government agencies	62,463	4	—	62,467
Total	83,541	6	—	83,547
Restricted cash - cash	114	—	—	114
Total	$118,538	$8	$—	$118,546

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents - cash	$24,548	$—	$—	$24,548
Restricted cash - cash	112	—	—	112
Total	$24,660	$—	$—	$24,660

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$32,376	$—	$32,376
U.S. government agencies	—	62,467	—	62,467
Total	$—	$94,843	$—	$94,843

At December 31, 2012 and 2011, a derivative financial instrument, consisting of a foreign currency forward contract, was valued at $0 as the contract was entered into on the last day of the period. This instrument was valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	December 31,
	2012	2011
	(in thousands)
Computer equipment	$18,798	$12,483
Computer software	6,327	5,720
Furniture, fixtures and equipment	1,545	1,330
Scanner appliances	16,470	13,394
Leasehold improvements	1,672	1,418
Total property and equipment	44,812	34,345
Less: accumulated depreciation and amortization	(26,664)	(20,484)
Property and equipment, net	$18,148	$13,861

Assets held under capital lease included in computer equipment and software at December 31, 2012 and 2011 totaled approximately $8.1 million. The related accumulated depreciation at December 31, 2012 and 2011 totaled $4.9 million and $3.3 million, respectively. The capital lease obligations are secured by the related equipment and software.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $5.5 million and $3.4 million at December 31, 2012 and 2011, respectively, including assets that have not been placed in service of $1.5 million and $0.2 million, respectively. Other fixed assets not placed in service at December 31, 2012 and 2011, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $1.7 million and $0.5 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.9 million, $4.9 million and $4.4 million for 2012, 2011 and 2010, respectively.

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

The carrying values of intangible assets are as follows (in thousands):

		December 31,
		2012			2011
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(637)	$1,273	$1,910	$(364)	$1,546
Patent license	14 years	1,388	(223)	1,165	1,339	(127)	1,212
Non-competition agreements and other	3 years	171	(93)	78	171	(49)	122
Total intangibles subject to amortization		$3,469	$(953)	2,516	$3,420	$(540)	2,880
Intangible assets not subject to amortization				295			295
Total intangible assets, net				$2,811			$3,175

Intangibles amortization expense was $0.4 million, $0.4 million and $0.1 million for 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company expects amortization expense in future periods to be as follows (in thousands):

2013	$417
2014	392
2015	385
2016	372
2017	281
2018 and thereafter	669
Total expected future amortization expense	$2,516

Goodwill, which is not subject to amortization, totaled $0.3 million as of December 31, 2012 and 2011.

NOTE 6.	Commitments and Contingencies

Line of Credit
In March 2009, the Company entered into an equipment line of credit of $1.5 million. The line of credit allowed the Company to borrow to purchase specific equipment. Each advance was immediately amortizable and payable in 30 monthly installments, with the final maturity date to be no later than September 2012. Each advance was secured by the specific equipment and carried an interest rate of 9.0%. In March 2010, the Company amended its equipment line of credit. The amount available for draws at the time of the amendment was increased by $0.8 million and was available through February 2011. Each advance was immediately amortizable and payable in 30 monthly installments, with final maturity date to be no later than August 2013, and carried an interest rate of 7.5%. In December 2010, the Company completed a second amendment to its equipment line of credit. The amount available for draws at the time of the amendment was increased by an additional $1.0 million and was available through February 2012. Each advance is immediately amortizable and payable in 30 monthly installments, with the final maturity date to be no later than August 2014, and carries an interest rate of 6.5%. At December 31, 2011, the Company had $0.9 million in outstanding borrowings under this line of credit, which are recorded in capital lease obligations in the consolidated balance sheet. The remaining amount available for borrowings at December 31, 2011 was $0.9 million. At December 31, 2012, the Company had no outstanding borrowings under this line of credit and the Company was not able to draw any further funds as the line expired in February 2012.

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2019. The Company has also entered into capital lease obligations, with varying interest rates from 1.8% to 9.0%, a portion of which are secured by the related computer equipment and software as of December 31, 2012 and 2011.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. In connection with this transaction, the Company also has minimum obligations for related maintenance and support of $1.6 million and $2.6 million at December 31, 2012 and 2011, respectively. Such obligation for maintenance and support is recorded in current and other noncurrent liabilities in the consolidated balance sheets.

The following are the minimum annual lease payments due under these leases at December 31, 2012:

	Operating Leases	Capital Leases
	(in thousands)
2013	$2,831	$1,213
2014	2,088	815
2015	1,733	—
2016	1,448	—
2017	1,358	—
2018 and thereafter	94	—
Total minimum lease payments	$9,552	2,028
Less amount representing interest		(37)
Present value of minimum payments		1,991
Less current portion		(1,183)
Capital lease obligations, noncurrent		$808

Rent expense was $4.3 million, $3.4 million and $3.3 million for 2012, 2011 and 2010, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2012 and 2011, the Company has accrued $0.4 million and $0.3 million, respectively, of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying consolidated balance sheets.

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it may have exposure, it has recorded a provision of $0.4 million and $0.3 million at December 31, 2012 and 2011, respectively, which is recorded within accrued liabilities in the consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at December 31, 2012 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At December 31, 2012, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 7.	Stockholders' Equity

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2012:

Options outstanding under equity incentive plans
2000 Equity Incentive Plan (1)	6,366,633
2012 Equity Incentive Plan (1)	146,875
Shares available for future grants under equity incentive plans
2012 Equity Incentive Plan (1)	2,902,125
Total shares reserved for future issuance	9,415,633
(1) See Note 8 for a description of these plans.

Convertible Preferred Stock
As of December 31, 2012, there are no authorized, issued or outstanding shares of convertible preferred stock. All outstanding shares were converted to common stock immediately prior to the closing of the IPO on October 3, 2012.

As of December 31, 2011, the Company was authorized to issue 176,400,000 shares of convertible preferred stock with a par value of $0.001 per share. The Company had designated 48,079,860 shares as Series A Preferred Stock, 110,314,114 shares as Series B Preferred Stock, and 18,006,026 shares as Series C Preferred Stock.

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2012, there are no issued or outstanding shares of preferred stock.

Warrants
In connection with the issuance of promissory notes in July 2005, the Company granted warrants to purchase 61,507 shares of Series C Preferred Stock at an exercise price of $3.66 per share. The warrants were sold to the note holders at a purchase price of $0.10 per share. In 2011, 30,754 shares of Series C Preferred Stock were purchased upon exercise of these warrants. No warrants are exercisable or outstanding as of December 31, 2012 and 2011.
Also in connection with the notes, in May 2006, the Company granted warrants to purchase shares 8,185 of Series C Preferred Stock at an exercise price of $3.76 per share. In 2011, 4,094 shares of Series C Preferred Stock were purchased upon exercise of these warrants. No warrants are exercisable or outstanding as of December 31, 2012 and 2011.

NOTE 8.	Employee Stock and Benefit Plans

Employee Stock Plans

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the "2012 Plan") was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 3,050,000 shares of common stock. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year starting on January 1, 2014 by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of our immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and our subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2012, 2,902,125 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the "2000 Plan"), the Company was authorized to grant to eligible participants either ISOs or NSOs. The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of up to four years, with a maximum term of ten years. The 2000 Plan was terminated in connection with the closing of the IPO, and accordingly, no shares are currently available for issuance under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

Options granted under the 2000 Plan were immediately exercisable, and unvested shares are subject to repurchase by the Company. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. At December 31, 2012 and 2011, there were 47,220 and 76,437 shares, respectively, that were subject to the Company’s right to repurchase. Shares repurchased by the Company are added to the pool of options available for future grant. The Company repurchased 60,126, 1,000 and 136,876 unvested common shares in 2012, 2011 and 2010, respectively. The amounts paid for these shares purchased under an early exercise of stock options are not reported as a component of stockholders’ equity (deficit) until those shares vest. The amounts received in exchange for these shares totaled $0.3 million and $0.4 million as of December 31, 2012 and 2011, respectively, have been recorded as an accrued liability in the accompanying consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Stock-based employee compensation is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenues	$272	$139	$77
Research and development	649	458	346
Sales and marketing	993	579	460
General and administrative	1,008	811	869
Total stock-based employee compensation	$2,922	$1,987	$1,752

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2012, the Company had $5.8 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2 years.
The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	5.3 to 6.1	5.6	5.5
Volatility	52% to 53%	55%	57% to 58%
Risk-free interest rate	0.6% to 0.9%	0.9% to 2.3%	1.1% to 2.3%
Dividend yield	—	—	—

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

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.5 million, $0.1 million and $0.1 million for 2012, 2011 and 2010, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2009	5,212,984	$2.56	6.6	$6,486
Granted	1,357,702	4.10
Exercised	(317,802)	1.89
Canceled	(652,009)	3.51
Balance as of December 31, 2010	5,600,875	2.86	6.4	6,964
Granted	1,816,850	5.06
Exercised	(432,687)	3.09
Canceled	(672,997)	3.89
Balance as of December 31, 2011	6,312,041	3.36	6.9	16,012
Granted	1,478,781	8.94
Exercised	(724,316)	2.86
Canceled	(552,998)	6.79
Balance as of December 31, 2012	6,513,508	4.39	6.6	67,711
Vested and expected to vest—December 31, 2012	6,150,545	4.16	6.5	65,333
Exercisable—December 31, 2012	6,366,588	4.18	6.6	66,184
The following table summarizes the outstanding and vested stock options at December 31, 2012:

	Outstanding			Vested
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$0.10 - $1.50	490,401	$1.32	3.3	490,401	$1.32
$1.60 - $1.90	945,782	1.90	4.1	945,782	1.90
$2.00 - $2.80	836,955	2.64	5.0	828,156	2.64
$2.90 - $3.80	1,183,268	3.80	6.9	620,391	3.80
$3.90 - $4.40	1,044,238	4.21	7.5	663,582	4.17
$4.50 - $6.90	1,025,646	5.56	8.1	353,989	5.35
$7.00 - $13.60	987,218	9.51	9.2	48,440	8.59
	6,513,508	4.39	6.6	3,950,741	3.05
The weighted-average grant date fair value of the Company’s stock options granted during 2012, 2011 and 2010 was $4.27, $2.56 and $2.14, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2012, 2011 and 2010 was $6.3 million, $4.7 million and $2.9 million, respectively.
The intrinsic value of options exercised was $4.0 million, $0.8 million and $0.7 million during 2012, 2011 and 2010, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock

The terms and conditions of RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSAs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Recipients of RSAs generally have voting and dividend rights without regard to vesting. The Company has the right to repurchase shares that do not vest.

During 2012, the Company granted 1,000 shares of restricted stock, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $14,000.

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

NOTE 9.	Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Foreign exchange gains (losses)	$(179)	$(338)	$(372)
Amortization of premiums on short-term investments	(7)	—	—
Other income (expense)	(2)	(8)	(11)
Other income (expense), net	$(188)	$(346)	$(383)

NOTE 10.	Income Taxes
The Company’s geographical breakdown of income (loss) before provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$1,656	$1,593	$(21)
Foreign	982	777	664
Income before provision for income taxes	$2,638	$2,370	$643
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current
Federal	$(18)	$45	$(39)
State	202	112	37
Foreign	147	259	(202)
Total current provision (benefit)	331	416	(204)
Deferred
Federal	$27	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred provision (benefit)	27	—	—
Total provision for (benefit from) income taxes	$358	$416	$(204)

The reconciliation of the statutory federal income tax rate of 34.0% to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	34.0%	34.0%	34.0%
State taxes	5.4	3.5	3.9
Stock-based compensation	22.4	19.4	81.3
Foreign source income	(4.1)	1.4	(50.8)
Change in valuation allowance	(46.9)	(44.0)	(102.3)
Other	2.8	3.3	2.2
Provision for (benefit from) income taxes	13.6%	17.6%	(31.7)%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$19,658	$22,584
Research and development credit carryforwards	4,055	3,744
Accrued liabilities	535	409
Deferred revenues	3,085	1,670
Deferred rent	153	112
Intangible assets	385	198
Stock-based compensation	843	506
Foreign	4	30
Other	403	463
Gross deferred tax assets	29,121	29,716
Valuation allowance	(26,257)	(26,766)
Net deferred tax assets	2,864	2,950
Deferred tax liabilities
Fixed assets	(2,854)	(2,884)
Intangible assets	(27)	—
Total deferred tax liabilities	(2,881)	(2,884)
Net deferred tax assets (liabilities)	$(17)	$66
Current and non-current deferred tax assets and liabilities included in the consolidated balance sheets are recorded as follows:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax assets	$106	$69
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(123)	(3)
Net deferred tax assets	$(17)	$66

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of December 31, 2012, we have provided a valuation allowance for our deferred tax assets that we believe are not more likely than not realizable. The valuation allowance decreased by $0.5 million for 2012 and decreased by $0.8 million for 2011.
At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $52.9 million and $29.5 million, respectively, available to reduce federal and state taxable income. The Company’s federal net operating losses expire in the years 2021 to 2031, and its state net operating losses expire from 2013 to 2030. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2012, the Company had federal and state research and development credits of $3.1 million and $3.8 million, respectively. Federal research and development credits expire in the years 2022 to 2031. State research and development credits do not expire.
U.S. income taxes were not provided on undistributed earnings from investments in non-U.S. subsidiaries as the Company intends to continue to reinvest the earnings of these foreign subsidiaries indefinitely. The Company’s share of undistributed earnings of foreign subsidiaries that could be subject to additional U.S. income tax if remitted was approximately $8.2 million and $7.5 million as of December 31, 2012 and 2011, respectively. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statement each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than fifty percent likelihood of being realized.
A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Unrecognized tax benefits beginning balance	$2,792	$2,648	$4,495
Gross increase for tax positions of prior years	—	87	71
Gross decrease for tax positions of prior years	(46)	(120)	(1,792)
Gross increase for tax positions of current year	140	242	276
Settlements	(106)	—	—
Lapse of statute of limitations	(133)	(65)	(402)
Total unrecognized tax benefits	$2,647	$2,792	$2,648
The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $1.0 million, $1.2 million and $0.5 million as of December 31, 2012, 2011 and 2010, respectively.
The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2012, 2011 and 2010.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2007 to 2012 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of France which remains open to examination for the 2011 and 2012 tax years only. As of December 31, 2012, the Company was not under examination by the Internal Revenue Service or any state tax jurisdictions.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the federal research and development credit from January 1, 2012 through December 31, 2013.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$62,616	$51,044	$43,669
Other	28,804	25,168	21,763
Total revenues	$91,420	$76,212	$65,432

As of December 31, 2012 and 2011, property and equipment locations outside the United States were not material.

NOTE 12.	Net Income Per Share Attributable to Common Stockholders

The computations for basic and diluted net income per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Net income	$2,280	$1,954	$847
Net income attributable to participating securities	(1,204)	(1,518)	(668)
Net income attributable to common stockholders - basic	1,076	436	179
Undistributed earnings reallocated to participating securities	1,201	1,516	666
Net income attributable to common stockholders - diluted	$2,277	$1,952	$845
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders - basic	11,891	5,053	4,706
Effect of potentially dilutive securities:
Convertible preferred stock	13,270	17,590	17,562
Common stock options	3,187	1,537	1,282
Warrants	—	2	4
Contingently issuable shares related to an acquisition	4	12	8
Weighted-average shares used in computing net income per share attributable to common stockholders - diluted	28,352	24,194	23,562
Net income per share attributable to common stockholders
Basic	$0.09	$0.09	$0.04
Diluted	$0.08	$0.08	$0.04

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Common stock options	772	2,758	1,948

NOTE 13.	Quarterly Financial Information (Unaudited)
The following table sets forth our unaudited consolidated statements of income data for each of the quarters in the two-year period ended December 31, 2012. The unaudited quarterly consolidated statements of income data set forth below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflect all necessary adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of such data. Our historical results are not necessarily indicative of the results for the full year or any other period. This data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Mar. 31, 2011	Jun. 30, 2011	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012
	(unaudited)
	(in thousands, except per share data)
Revenues	$17,690	$18,495	$19,375	$20,652	$21,191	$22,190	$23,382	$24,657
Cost of revenues	2,873	3,026	3,225	4,123	4,160	4,629	4,634	4,981
Gross profit	14,817	15,469	16,150	16,529	17,031	17,561	18,748	19,676
Operating expenses:
Research and development	4,764	4,994	4,922	4,953	5,101	5,148	5,076	4,870
Sales and marketing	7,002	7,310	7,985	9,229	9,246	9,784	8,797	9,911
General and administrative	2,214	2,047	2,249	2,390	2,814	2,843	3,154	3,268
Total operating expenses	13,980	14,351	15,156	16,572	17,161	17,775	17,027	18,049
Income (loss) from operations	837	1,118	994	(43)	(130)	(214)	1,721	1,627
Other income (expense), net(1)	337	71	(461)	(483)	(77)	(141)	23	(171)
Income (loss) before provision for (benefit from) income taxes	1,174	1,189	533	(526)	(207)	(355)	1,744	1,456
Provision for (benefit from) income taxes(2)	128	82	81	125	78	(78)	77	281
Net income (loss)	$1,046	$1,107	$452	$(651)	$(285)	$(277)	$1,667	$1,175
Net income (loss) attributable to common stockholders	$227	$244	$102	$(651)	$(285)	$(277)	$415	$1,159
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$0.05	$0.02	$(0.13)	$(0.05)	$(0.05)	$0.07	$0.04
Diluted	$0.04	$0.05	$0.02	$(0.13)	$(0.05)	$(0.05)	$0.06	$0.03

(1) Includes significant foreign currency exchange losses in the three months ended September 30, 2011 and December 31, 2011.
(2) Includes a benefit from income taxes in the three months ended June 30, 2012 primarily resulting from reductions in the liability for uncertain tax positions due to the lapse of the statute of limitations or closure of tax years due to a completed audit of our French subsidiary.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. As of December 31, 2013, Section 404 of the Sarbanes-Oxley Act will require our management to provide a report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of Annual Report on Form 10-K for the year ending December 31, 2013 or the first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company" as defined in the JOBS Act. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Codes of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code of business conduct and ethics is available on our website. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that applies specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the NASDAQ Stock Market's listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2012	$230	$218	$(117)	$331
Year ended December 31, 2011	$138	$193	$(101)	$230
Year ended December 31, 2010	$138	$117	$(117)	$138

(1) Primarily represents write-offs of uncollectible accounts, net of recoveries.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(b) Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on March 5, 2013.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

	Chairman, President and Chief Executive Officer (principal executive officer)	March 5, 2013
Philippe F. Courtot

	Chief Financial Officer (principal financial and accounting officer)	March 5, 2013
Donald C. McCauley

	Director	March 5, 2013
Sandra E. Bergeron

	Director	March 5, 2013
Donald R. Dixon

	Director	March 5, 2013
Jeffrey P. Hank

	Director	March 5, 2013
General Peter Pace

	Director	March 5, 2013
Yves B. Sisteron

	Director	March 5, 2013
Howard A. Schmidt

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Amended and Restated Investor Rights Agreement, by and among Qualys, Inc. and the investors party thereto, dated July 12, 2005.		S-1	333-182027	4.2	June 8, 2012

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*	Offer Letter, between Qualys, Inc. and Donald C. McCauley, dated February 7, 2006, as amended.		S-1	333-182027	10.6	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and John N. Wilson, dated August 20, 2010.		S-1	333-182027	10.7	June 8, 2012

10.8*	Offer Letter, between Qualys, Inc. and Peter Albert, dated April 14, 2011.		S-1	333-182027	10.8	June 8, 2012

10.9*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.10*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.11	Lease Agreement, between Qualys, Inc. and Westport Office Park, LLC, dated July 11, 2006, as amended August 10, 2007, May 20, 2010 and December 5, 2011.		S-1	333-182027	10.11	June 8, 2012

10.12*	2011 Corporate Bonus Plan.		S-1	333-182027	10.12	June 8, 2012

10.13*	2012 Corporate Bonus Plan.		S-1	333-182027	10.13	June 8, 2012

10.14	Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.15†	Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.16†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

32.1
Certification of Chief Executive Officer pursuant to Rule 13a014(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
X

32.2
Certification of Chief Financial Officer pursuant to Rule 13a014(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
X

	*	Indicates a management contract or compensatory plan or arrangement.
	†	Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.