Form 10-Q
period 2013-03-31
QUALYS, INC.
filed 2013-05-10
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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
The number of shares of the Registrant's common stock outstanding as of April 30, 2013 was 31,672,662.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$47,105	$34,885
Short-term investments	45,541	83,547
Accounts receivable, net of allowance of $327 and $331 at March 31, 2013 and December 31, 2012, respectively	19,032	24,545
Prepaid expenses and other current assets	4,328	4,377
Total current assets	116,006	147,354
Restricted cash	111	114
Long-term investments	32,557	—
Property and equipment, net	19,787	18,148
Intangible assets, net	2,704	2,811
Goodwill	317	317
Other noncurrent assets	1,241	1,574
Total assets	$172,723	$170,318
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,761	$2,031
Accrued liabilities	8,749	7,803
Deferred revenues, current	58,356	56,497
Capital lease obligations, current	1,122	1,183
Total current liabilities	69,988	67,514
Deferred revenues, noncurrent	7,847	8,616
Income taxes payable, noncurrent	613	594
Other noncurrent liabilities	990	1,231
Capital lease obligations, noncurrent	542	808
Total liabilities	79,980	78,763
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 31,649,002 and 31,420,028 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	32	31
Additional paid-in capital	168,457	166,651
Accumulated other comprehensive loss	(1,051)	(1,035)
Accumulated deficit	(74,695)	(74,092)
Total stockholders’ equity	92,743	91,555
Total liabilities and stockholders’ equity	$172,723	$170,318

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$24,883	$21,191
Cost of revenues	5,795	4,160
Gross profit	19,088	17,031
Operating expenses:
Research and development	5,297	5,101
Sales and marketing	10,168	9,246
General and administrative	3,896	2,814
Total operating expenses	19,361	17,161
Loss from operations	(273)	(130)
Other income (expense), net:
Interest expense	(18)	(65)
Interest income	77	—
Other income (expense), net	(319)	(12)
Total other income (expense), net	(260)	(77)
Loss before provision for income taxes	(533)	(207)
Provision for income taxes	70	78
Net loss	$(603)	$(285)
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic	31,494	5,260
Diluted	31,494	5,260

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(603)	$(285)
Change in foreign currency translation gain (loss), net of zero tax	(10)	(28)
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of zero tax	—	—
Less: reclassification adjustment for net gain (loss) included in net loss	(6)	—
Net change, net of zero tax	(6)	—
Other comprehensive loss, net	(16)	(28)
Comprehensive loss	$(619)	$(313)

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(603)	$(285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,119	1,750
Bad debt expense	44	11
Loss on disposal of property and equipment	2	4
Stock-based compensation	949	676
Non-cash interest expense	—	9
Amortization of premiums on investments	49	—
Changes in operating assets and liabilities:
Accounts receivable	5,469	5,159
Prepaid expenses and other assets	354	(388)
Accounts payable	(244)	807
Accrued liabilities	826	(734)
Deferred revenues	1,090	2,668
Other noncurrent liabilities	4	(49)
Net cash provided by operating activities	10,059	9,628
Cash flows from investing activities:
Purchases of investments	(59,916)	—
Sales of investments	65,309	—
Purchases of property and equipment	(3,650)	(2,927)
Net cash provided by (used in) investing activities	1,743	(2,927)
Cash flows from financing activities:
Principal payments under capital lease obligations	(328)	(748)
Proceeds from exercise of stock options	818	170
Net cash provided by (used in) financing activities	490	(578)
Effect of exchange rate changes on cash and cash equivalents	(72)	(25)
Net increase in cash and cash equivalents	12,220	6,098
Cash and cash equivalents at beginning of period	34,885	24,548
Cash and cash equivalents at end of period	$47,105	$30,646

Non-cash investing and financing activities:
Vesting of early exercised common stock options	$80	$29

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2013 is not necessarily indicative of the results of operations expected for the entire year ending December 31, 2013 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity, income (loss) from operations or net income (loss).

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Concentration of Credit Risk
The Company invests its cash, cash equivalents and investments with major financial institutions. Cash balances with any one institution at times may be in excess of federally insured limits. Cash equivalents and investments are invested in high-quality investment grade financial instruments and are diversified. The Company has not experienced any other-than-temporary losses in such accounts and believes it is not exposed to any significant credit risk.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of March 31, 2013 and December 31, 2012, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Investments
Cash and cash equivalents include cash held in banks and highly liquid money market funds and commercial paper, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase. Investments with original maturities greater than three months and less than one year are classified as short-term and investments with original maturities greater than one year are classified as long-term.

Cash is stated at cost, which approximates fair market value. Cash equivalents and short-term and long-term investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses in fair value are reported in other comprehensive income (loss). When the available-for-sale securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense) in the condensed consolidated statements of operations. Short-term and long-term investments are reviewed quarterly for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) there is an intent to sell the security, (2) it is “more likely than not” that the security will be sold before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Declines in value that are considered to be other-than-temporary and adjustments to amortized cost for the amortization of premiums and the accretion of discounts are recorded in other income (expense). Interest and dividends are recorded in interest income as earned.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (”AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this standard in the first quarter of 2013, and the adoption of this standard did not have a material impact on the condensed consolidated financial statements. Amounts reclassified out of AOCI are recorded in interest income on the condensed consolidated statements of operations.

NOTE 2.	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including cash and certain cash equivalents, accounts receivable, restricted cash, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

The Company measures and reports certain cash equivalents, investments and derivative forward currency contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company's financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, municipal bonds and asset backed securities and derivative financial instruments consisting of forward currency contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, long-term investments and restricted cash consist of the following:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,639	$—	$—	$23,639
Money market funds	4,171	—	—	4,171
Commercial paper	19,293	2	—	19,295
Total	47,103	2	—	47,105
Short-term investments:
Commercial paper	40,598	16	—	40,614
Corporate bonds	3,778	—	(4)	3,774
Municipal bonds	1,152	1	—	1,153
Total	45,528	17	(4)	45,541
Long-term investments:
Asset-backed securities	1,000	—	—	1,000
U.S. government agencies	13,596	1	(6)	13,591
Corporate bonds	17,974	3	(11)	17,966
Total	32,570	4	(17)	32,557
Restricted cash - cash	111	—	—	111
Total	$125,312	$23	$(21)	$125,314

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,419	$—	$—	$23,419
Money market funds	170	—	—	170
Commercial paper	11,294	2	—	11,296
Total	34,883	2	—	34,885
Short-term investments:
Commercial paper	21,078	2	—	21,080
U.S. government agencies	62,463	4	—	62,467
Total	83,541	6	—	83,547
Restricted cash - cash	114	—	—	114
Total	$118,538	$8	$—	$118,546

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$59,909	$—	$59,909
U.S. government agencies	—	13,591	—	13,591
Municipal bonds	—	1,153	—	1,153
Corporate bonds	—	21,740	—	21,740
Asset-backed securities	—	1,000	—	1,000
Total	$—	$97,393	$—	$97,393

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$32,376	$—	$32,376
U.S. government agencies	—	62,467	—	62,467
Total	$—	$94,843	$—	$94,843

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	March 31, 2013
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$59,909	$—	$—	$59,909
U.S. government agencies	—	13,591	—	13,591
Municipal bonds	1,153	—	—	1,153
Corporate bonds	3,774	17,966	—	21,740
Asset-backed securities	—	—	1,000	1,000
Total	$64,836	$31,557	$1,000	$97,393

	December 31, 2012
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$32,376	$—	$—	$32,376
U.S. government agencies	62,467	—	—	62,467
Total	$94,843	$—	$—	$94,843

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes.

At March 31, 2013, the Company had two outstanding forward contracts with notional amounts of 5.2 million Euros and 2.0 million British pounds, both of which expired on April 30, 2013. At December 31, 2012, the Company had one outstanding forward contract with a notional amount of 10.7 million Euros, which expired on January 31, 2013. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts were $0 at March 31, 2013 and December 31, 2012. The Company recorded a loss of $0.1 million and $0.2 million from these contracts for the three months ended March 31, 2013 and 2012, respectively. These were in addition to other foreign currency transaction losses of $0.2 million and foreign currency transaction gains of $0.2 million for the three months ended March 31, 2013 and 2012, respectively. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

There were no significant transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Computer equipment	$21,674	$18,798
Computer software	6,449	6,327
Furniture, fixtures and equipment	1,630	1,545
Scanner appliances	16,911	16,470
Leasehold improvements	1,670	1,672
Total property and equipment	48,334	44,812
Less: accumulated depreciation and amortization	(28,547)	(26,664)
Property and equipment, net	$19,787	$18,148

Assets held under capital lease included in computer software at March 31, 2013 and December 31, 2012 totaled approximately $3.8 million. The related accumulated depreciation at March 31, 2013 and December 31, 2012 totaled $1.5 million and $1.2 million, respectively. The capital lease obligations are secured by the related software.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $5.7 million and $5.5 million at March 31, 2013 and December 31, 2012, respectively, including assets that have not been placed in service of $1.6 million and $1.5 million, respectively. Other fixed assets not placed in service at March 31, 2013 and December 31, 2012, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $1.2 million and $1.7 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $2.0 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			March 31, 2013		December 31, 2012
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	(705)	$1,205	$(637)	$1,273
Patent license	14 years	1,388	(248)	1,140	(223)	1,165
Non-competition agreements and other	3 years	171	(107)	64	(93)	78
Total intangibles subject to amortization		$3,469	$(1,060)	2,409	$(953)	2,516
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,704		$2,811

Intangibles amortization expense was $0.1 million for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2013	$310
2014	392
2015	385
2016	372
2017	281
2018 and thereafter	669
Total expected future amortization expense	$2,409

Goodwill, which is not subject to amortization, totaled $0.3 million as of March 31, 2013 and December 31, 2012.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2022. The Company has also entered into capital lease obligations, with varying interest rates from 1.8% to 4.0%, a portion of which are secured by the related computer equipment and software as of March 31, 2013 and December 31, 2012.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. In connection with this transaction, the Company also has minimum obligations for related maintenance and support of $1.3 million and $1.6 million at March 31, 2013 and December 31, 2012, respectively. Such obligation for maintenance and support is recorded in current and other noncurrent liabilities in the condensed consolidated balance sheets.

The following are the minimum annual lease payments due under these leases at March 31, 2013:

	Operating Leases	Capital Leases
	(in thousands)
Remainder of 2013	$2,769	$876
2014	2,920	815
2015	2,029	—
2016	1,521	—
2017	1,355	—
2018 and thereafter	88	—
Total minimum lease payments	$10,682	1,691
Less amount representing interest		(27)
Present value of minimum payments		1,664
Less current portion		(1,122)
Capital lease obligations, noncurrent		$542

Rent expense was $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of March 31, 2013 and December 31, 2012, the Company has accrued $0.5 million of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.4 million at March 31, 2013 and December 31, 2012, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at March 31, 2013 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At March 31, 2013, other than an accrual for sales and other taxes, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 6.	Stock-Based Compensation

Employee Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the "2012 Plan") was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 3,050,000 shares of common stock. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year starting on January 1, 2014 by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of March 31, 2013, 2,328,125 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the "2000 Plan"), the Company was authorized to grant to eligible participants either ISOs or NSOs. The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of up to four years, with a maximum term of ten years. The 2000 Plan was terminated in connection with the closing of the initial public offering ("IPO"), and accordingly, no shares are currently available for issuance under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Options granted under the 2000 Plan were immediately exercisable, and unvested shares are subject to repurchase by the Company. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. As of March 31, 2013 and December 31, 2012, there were 40,278 and 47,220 shares, respectively, that were subject to the Company’s right to repurchase. There were no shares repurchased during the three months ended March 31, 2013. The Company repurchased 600,000 unvested common shares in the three months ended March 31, 2012. The amounts paid for these shares purchased under an early exercise of stock options are not reported as a component of stockholders’ equity until those shares vest. The amounts received in exchange for these shares totaled $0.3 million as of March 31, 2013 and December 31, 2012, have been recorded as an accrued liability in the accompanying condensed consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Stock-based employee compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cost of revenues	$93	$54
Research and development	208	139
Sales and marketing	283	175
General and administrative	335	242
Total stock-based employee compensation	$919	$610

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of March 31, 2013 and December 31, 2012, the Company had $7.5 million and $5.8 million, respectively, of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31,
	2013	2012
Expected term (in years)	5.4 to 6.1	5.3 to 6.0
Volatility	52% to 53%	53%
Risk-free interest rate	0.8%	0.7% to 0.9%
Dividend yield	—	—

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $30 thousand and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2012	6,513,508	$4.39	6.6	$67,711
Granted	596,000	12.68
Exercised	(228,974)	3.57
Canceled	(139,198)	8.13
Balance as of March 31, 2013	6,741,336	5.08	6.8	49,316
Vested and expected to vest - March 31, 2013	6,055,667	4.66	6.6	46,736
Exercisable - March 31, 2013	6,027,487	4.16	6.6	44,094

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Foreign exchange gains (losses), net	$(298)	$(4)
Other income (expense)	(21)	(8)
Other income (expense), net	$(319)	$(12)

NOTE 8.	Income Taxes

The provision for income taxes for the three months ended March 31, 2013 and 2012 primarily reflects the provision for income taxes for foreign taxes and certain discrete items.

The Company had unrecognized tax benefits of $2.7 million, of which $1.0 million, if recognized and in absence of a valuation allowance, would favorably impact the Company's effective tax rate. As of December 31, 2012, the Company had unrecognized tax benefits of $2.6 million, of which $1.0 million, if recognized and in absence of valuation allowance, would favorably impact the Company's effective tax rate.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Segment Information and Information about Geographic Area

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

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
United States	$17,373	$14,212
Other	7,510	6,979
Total revenues	$24,883	$21,191

As of March 31, 2013 and December 31, 2012, property and equipment located outside the United States were not material.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income (Loss) Per Share Attributable to Common Stockholders

The computations for basic and diluted net loss per share attributable to common stockholders are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Numerator:
Net loss	$(603)	$(285)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic	31,494	5,260
Weighted-average shares used in computing net loss per share attributable to common stockholders - diluted	31,494	5,260
Net loss per share attributable to common stockholders
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Common stock options	6,176	6,396

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 5, 2013.
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

Overview

We are a pioneer and leading provider of cloud security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our QualysGuard Cloud Platform enables our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our QualysGuard Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

We were founded in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 85% and 88% for the three months ended March 31, 2013 and 2012, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites.

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

We market and sell our solutions to enterprises, government entities and to small and medium size businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the three months ended March 31, 2013 and 2012, approximately 70% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had strong revenue growth in the three months ended March 31, 2013 compared to the same period in 2012. Our revenues increased to $24.9 million in the three months ended March 31, 2013 from $21.2 million for the comparable period in 2012, representing a period-over-period increase of $3.7 million, or 17%.

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

The following unaudited table presents the reconciliation of revenues to Four-Quarter Bookings for the four quarters ended March 31, 2013 and 2012:

	Four Quarters Ended
	March 31,
	2013	2012
	(in thousands, except percentages)
Revenues	$95,112	$79,713
Deferred revenues, current
Beginning of the Four-Quarter Period	48,354	37,773
Ending	58,356	48,354
Net change	10,002	10,581
Four-Quarter Bookings	$105,114	$90,294
Percentage change from prior year period	16%	25%

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except percentages)
Net loss	$(603)	$(285)
Other (income) expense, net	260	77
Provision for income taxes	70	78
Depreciation and amortization of property and equipment	2,012	1,648
Amortization of intangible assets	107	102
Stock-based compensation	949	676
Adjusted EBITDA	$2,795	$2,296
Percentage of revenues	11%	11%

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

We typically invoice our customers for the entire subscription amount at the start of the subscription term. Invoiced amounts are reflected on our condensed consolidated balance sheet as accounts receivable or as cash when collected, and as deferred revenues until earned and recognized ratably over the subscription period. Accordingly, deferred revenues represents the amount billed to customers that has not yet been earned or recognized as revenues, pursuant to subscriptions entered into in current and prior periods.

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, shipping costs, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make significant capital investments to expand our data center operations, which will increase the cost of revenues in absolute dollars.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams, professional services fees, insurance, certain other corporate governance-related expenses, and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel to support our growth and operate as a public company.

Other Income (Expense), Net
Our other income (expense), net consists primarily of foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British pound and Japanese yen, interest expense associated with our capital leases, and interest and investment income.

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

We maintain a valuation allowance on our U.S. federal and state deferred tax assets. Our cash tax expense is impacted by each jurisdiction’s individual tax rates, laws on timing of recognition of income and deductions and availability of net operating losses and tax credits. Given the valuation allowance and sensitivity of current cash taxes to local rules, our effective tax rate could fluctuate significantly on a quarterly basis, to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also change due to changes in our earnings projections, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$24,883	$21,191
Cost of revenues (1)	5,795	4,160
Gross profit	19,088	17,031
Operating expenses:
Research and development (1)	5,297	5,101
Sales and marketing (1)	10,168	9,246
General and administrative (1)	3,896	2,814
Total operating expenses	19,361	17,161
Loss from operations	(273)	(130)
Other income (expense), net	(260)	(77)
Loss before provision for income taxes	(533)	(207)
Provision for income taxes	70	78
Net loss	$(603)	$(285)

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cost of revenues	$93	$54
Research and development	208	148
Sales and marketing	283	199
General and administrative	365	275
Total stock-based compensation	$949	$676

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2013	2012
Revenues	100%	100%
Cost of revenues	23	20
Gross profit	77	80
Operating expenses:
Research and development	21	24
Sales and marketing	41	44
General and administrative	16	13
Total operating expenses	78	81
Loss from operations	(1)	(1)
Other income (expense), net	(1)	—
Loss before provision for income taxes	(2)	(1)
Provision for income taxes	—	—
Net loss	(2)%	(1)%
Comparison of Three Months Ended March 31, 2013 and 2012
Revenues

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$24,883	$21,191	$3,692	17%

Revenues increased $3.7 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to new customer subscriptions entered into after March 31, 2012 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $3.7 million, $3.2 million was from customers in the United States and the remaining $0.5 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$5,795	$4,160	$1,635	39%
Percentage of revenues	23%	20%
Gross profit percentage	77%	80%

Cost of revenues increased $1.6 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increased personnel expenses of $0.6 million, principally driven by the addition of employees in our operations team; $0.4 million of higher depreciation expenses related to additional data center equipment and physical scanner appliances deployed to customers; and $0.3 million related to increased data center costs, driven by expanded storage and other data center-related costs. The decrease in gross profit percentage reflects the impact of continued increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Research and development	$5,297	$5,101	$196	4%
Percentage of revenues	21%	24%

Research and development expenses increased $0.2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in personnel expenses due to the addition of employees as we continue to invest in enhancing our platform and developing new solutions.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$10,168	$9,246	$922	10%
Percentage of revenues	41%	44%

Sales and marketing expenses increased $0.9 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in personnel expenses of $0.9 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts and higher performance-based compensation as a result of higher bookings. We also incurred increased marketing program and event expenses, partially offset by lower travel related costs.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$3,896	$2,814	$1,082	38%
Percentage of revenues	16%	13%

General and administrative expenses increased $1.1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to an increase in personnel expenses of $0.6 million principally due to the addition of employees to support the growth of our business and building out of our infrastructure to support the requirements of being a public company; an increase of $0.3 million related to insurance, director fees and other fees; and $0.1 million in professional services.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income (expense), net	$(260)	$(77)	$(183)	238%
Percentage of revenues	(1)%	—%

Other expense increased $0.2 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to foreign exchange losses of $0.3 million, partially offset by $0.1 million of investment income.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Provision for income taxes	$70	$78	$(8)	(10)%
Percentage of revenues	—%	—%

Provision for income taxes was relatively constant in the three months ended March 31, 2013 and 2012. Although the loss before provision for income tax was higher in the three months ended March 31, 2013, as we had a valuation allowance in the United States, the provision for income taxes was primarily recorded for taxes on income in foreign jurisdictions and did not change significantly from the same quarter a year ago.

Liquidity and Capital Resources

At March 31, 2013, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $125.2 million, including $1.6 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less applicable foreign tax credits.

We have experienced positive cash flows from operations during the three months ended March 31, 2013 and 2012. We believe our existing cash and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$10,059	$9,628
Cash provided by (used in) investing activities	1,743	(2,927)
Cash provided by (used in) financing activities	490	(578)
Effect of exchange rate changes on cash and cash equivalents	(72)	(25)
Net increase in cash and cash equivalents	$12,220	$6,098

Cash Flows from Operating Activities
In the three months ended March 31, 2013, operating activities provided $10.1 million in cash related to a decrease of accounts receivable of $5.5 million due to lower bookings in the first quarter compared to the fourth quarter of the prior year and an increase of $1.1 million in deferred revenues, attributable to our continued growth. These working capital increases are partially offset by a net loss of $0.6 million, adjusted by non-cash items including depreciation and amortization of $2.1 million and stock-based compensation of $0.9 million.

In the three months ended March 31, 2012, operating activities provided $9.6 million in cash related to a decrease of accounts receivable of $5.2 million due to lower bookings in the first quarter compared to the fourth quarter of the prior year and an increase of $2.7 million in deferred revenues, attributable to our continued growth and also due to an increase in subscriptions exceeding one year. These working capital increases were partially offset by a net loss of $0.3 million, adjusted by non-cash items such as depreciation and amortization of $1.7 million and stock-based compensation of $0.7 million.

Cash Flows from Investing Activities
In the three months ended March 31, 2013 , investing activities provided $1.7 million. This increase is primarily attributable to the sale of investments of $65.3 million, partially offset by the purchase of investments of $59.9 million, and the use of $3.7 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

In the three months ended March 31, 2012, we used $2.9 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In the three months ended March 31, 2013, cash provided by financing activities of $0.5 million was primarily attributable to $0.8 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.3 million.

In the three months ended March 31, 2012, cash used in financing activities of $0.6 million was primarily attributable to repayments on our capital lease obligations of $0.7 million, partially offset by $0.2 million of proceeds from the exercise of stock options.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at March 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and thereafter
	(in thousands)
Operating lease obligations (1)	$10,682	$2,769	$4,949	$2,876	$88
Capital lease obligations (2)	1,691	876	815	—	—
Maintenance obligations (3)	1,368	684	684	—	—
Total	$13,741	$4,329	$6,448	$2,876	$88

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2013, we made regular payments on our operating lease obligations of $0.9 million
(2) Capital lease obligations represent financing on computer software purchases. During the three months ended March 31, 2013, we made regular payments on our capital lease obligations of $0.3 million.
(3) Maintenance obligations relate to third-party software licenses. During the three months ended March 31, 2013, we made regular payments on our maintenance obligations of $0.2 million.

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

We believe that of our significant accounting policies, which are described in the notes to our condensed consolidated financial statements, the accounting policies related to revenue recognition, goodwill and intangibles, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 5, 2013.

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

Beginning in December 2011, we began to use foreign exchange forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in Euros, and beginning in February 2013, to mitigate the impact of balances denominated in British pound. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity
We have $125.2 million in cash, cash equivalents and investments at March 31, 2013. Cash and cash equivalents include cash held in banks and highly liquid money market funds and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.
The primary objective of our investment activities is the preservation of principal and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of the investments. Due to the relative short-term nature of these investments held as available-for-sale securities, we do not believe that a 10% increase or decrease in interest rates would have a material impact. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or return to profitability in the future. Although we had net income for each of the three years ended December 31, 2012, we had net losses in the fourth quarter of 2011, the first two quarters of 2012 and in the first quarter of 2013. The net losses were primarily due to increased sales and marketing activities during those quarters as we continued to expand our worldwide customer base as well as focus on the promotion of our new solutions. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will regain or maintain profitability. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 85% and 88% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the quarters ended March 31, 2013 and 2012, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We have experienced rapid growth over the last several years. From 2010 to 2012, our revenues have grown from $65.4 million to $91.4 million, and our headcount increased from 232 employees at the beginning of 2010 to 363 employees at March 31, 2013. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2013 and 2012, we derived approximately 39% and 41%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Additionally, one of our channel partners, Dell, Inc. accounted for 5% and 6% of our revenues for the three months ended March 31, 2013 and 2012, respectively. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2013, we incurred approximately 18% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for the three months ended March 31, 2013, approximately 19% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have one issued patent and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not result in granted patents, that the scope of our issued patents will be limited or not provide the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.4 million on our condensed consolidated balance sheet as of March 31, 2013 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

As of March 31, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2013, we had approximately 31.6 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, an aggregate of 2.3 million shares of our common stock is reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on May 10, 2013.

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