Form 10-Q
period 2013-06-30
QUALYS, INC.
filed 2013-08-08
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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
The number of shares of the Registrant's common stock outstanding as of July 31, 2013 was 31,999,805.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$68,619	$34,885
Short-term investments	37,758	83,547
Accounts receivable, net of allowance of $348 and $331 at June 30, 2013 and December 31, 2012, respectively	22,928	24,545
Prepaid expenses and other current assets	4,883	4,377
Total current assets	134,188	147,354
Restricted cash	—	114
Long-term investments	20,075	—
Property and equipment, net	22,526	18,148
Intangible assets, net	2,597	2,811
Goodwill	317	317
Other noncurrent assets	596	1,574
Total assets	$180,299	$170,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,502	$2,031
Accrued liabilities	11,410	7,803
Deferred revenues, current	58,835	56,497
Capital lease obligations, current	1,058	1,183
Total current liabilities	73,805	67,514
Deferred revenues, noncurrent	8,823	8,616
Income taxes payable, noncurrent	635	594
Other noncurrent liabilities	523	1,231
Capital lease obligations, noncurrent	278	808
Total liabilities	84,064	78,763
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 31,988,384 and 31,420,028 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	32	31
Additional paid-in capital	171,144	166,651
Accumulated other comprehensive loss	(1,119)	(1,035)
Accumulated deficit	(73,822)	(74,092)
Total stockholders’ equity	96,235	91,555
Total liabilities and stockholders’ equity	$180,299	$170,318

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$26,291	$22,190	$51,174	$43,381
Cost of revenues	5,924	4,629	11,719	8,789
Gross profit	20,367	17,561	39,455	34,592
Operating expenses:
Research and development	5,291	5,148	10,588	10,249
Sales and marketing	10,160	9,784	20,328	19,030
General and administrative	4,053	2,843	7,949	5,657
Total operating expenses	19,504	17,775	38,865	34,936
Income (loss) from operations	863	(214)	590	(344)
Other income (expense), net:
Interest expense	(12)	(50)	(30)	(115)
Interest income	81	1	158	1
Other income (expense), net	33	(92)	(286)	(104)
Total other income (expense), net	102	(141)	(158)	(218)
Income (loss) before provision for (benefit from) income taxes	965	(355)	432	(562)
Provision for (benefit from) income taxes	92	(78)	162	0
Net income (loss)	$873	$(277)	$270	$(562)
Net income (loss) attributable to common stockholders	$872	$(277)	$270	$(562)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.05)	$0.01	$(0.10)
Diluted	$0.02	$(0.05)	$0.01	$(0.10)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	31,777	5,515	31,636	5,392
Diluted	35,393	5,515	35,353	5,392

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$873	$(277)	$270	$(562)
Change in foreign currency translation gain (loss), net of zero tax	(51)	(30)	(61)	(58)
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of zero tax	(15)	—	(15)	—
Less: reclassification adjustment for net gain (loss) included in net income (loss)	(2)	—	(8)	—
Net change, net of zero tax	(17)	—	(23)	—
Other comprehensive loss, net	(68)	(30)	(84)	(58)
Comprehensive income (loss)	$805	$(307)	$186	$(620)

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$270	$(562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,493	3,546
Bad debt expense	68	68
Loss on disposal of property and equipment	9	6
Stock-based compensation	2,187	1,556
Non-cash interest expense	—	18
Amortization of premiums on investments	115	—
Changes in operating assets and liabilities:
Accounts receivable	1,549	2,339
Prepaid expenses and other assets	429	(1,273)
Accounts payable	477	1,063
Accrued liabilities	1,170	485
Deferred revenues	2,545	3,078
Other noncurrent liabilities	(442)	(301)
Net cash provided by operating activities	12,870	10,023
Cash flows from investing activities:
Purchases of investments	(75,048)	—
Sales and maturities of investments	100,624	—
Purchases of property and equipment	(6,238)	(5,989)
Release of restricted cash	114	—
Net cash provided by (used in) investing activities	19,452	(5,989)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,163	1,200
Principal payments under capital lease obligations	(655)	(1,261)
Net cash provided by (used in) financing activities	1,508	(61)
Effect of exchange rate changes on cash and cash equivalents	(96)	(62)
Net increase in cash and cash equivalents	33,734	3,911
Cash and cash equivalents at beginning of period	34,885	24,548
Cash and cash equivalents at end of period	$68,619	$28,459

Non-cash investing and financing activities:
Vesting of early exercised common stock options	$144	$54
Purchases of property and equipment included in accrued liabilities	$2,450	$—

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2012, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six month periods ended June 30, 2013 is not necessarily indicative of the results of operations expected for the entire year ending December 31, 2013 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 5, 2013.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of June 30, 2013 and December 31, 2012, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Investments
Cash and cash equivalents include cash held in banks and highly liquid money market funds, commercial paper and corporate bonds, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In July 2013, the FASB issued ASU 2013-11: Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this amendment as of January 2014. The result of adoption may be to offset certain long-term liabilities to long-term deferred tax assets and the adoption will not result in a change to the tax provision. The Company does not believe that the impact on the balance sheet will be significant.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company's cash and cash equivalents, short-term investments, long-term investments and restricted cash consist of the following:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$26,338	$—	$—	$26,338
Money market funds	22,972	—	—	22,972
Commercial paper	17,596	1	—	17,597
Corporate bonds	1,714	—	(2)	1,712
Total	68,620	1	(2)	68,619
Short-term investments:
Commercial paper	28,255	13	—	28,268
Corporate bonds	8,341	2	(7)	8,336
Municipal bonds	1,154	—	—	1,154
Total	37,750	15	(7)	37,758
Long-term investments:
Asset-backed securities	1,000	—	(4)	996
U.S. government agencies	4,724	1	—	4,725
Corporate bonds	14,373	4	(23)	14,354
Total	20,097	5	(27)	20,075
Total	$126,467	$21	$(36)	$126,452

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$45,865	$—	$45,865
U.S. government agencies	—	4,725	—	4,725
Municipal bonds	—	1,154	—	1,154
Corporate bonds	—	24,402	—	24,402
Asset-backed securities	—	996	—	996
Total	$—	$77,142	$—	$77,142

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$32,376	$—	$32,376
U.S. government agencies	—	62,467	—	62,467
Total	$—	$94,843	$—	$94,843

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	June 30, 2013
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$45,865	$—	$—	$45,865
U.S. government agencies	—	4,725	—	4,725
Municipal bonds	1,154	—	—	1,154
Corporate bonds	10,048	14,354	—	24,402
Asset-backed securities	—	—	996	996
Total	$57,067	$19,079	$996	$77,142

	December 31, 2012
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$32,376	$—	$—	$32,376
U.S. government agencies	62,467	—	—	62,467
Total	$94,843	$—	$—	$94,843

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

At June 30, 2013, the Company had two outstanding forward contracts with notional amounts of 5.9 million Euros and 2.5 million British pounds, both of which expired on July 31, 2013. At December 31, 2012, the Company had one outstanding forward contract with a notional amount of 10.7 million Euros, which expired on January 31, 2013. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts were $0 at June 30, 2013 and December 31, 2012. The Company recorded losses of $0.1 million and $0.2 million from these contracts for the three and six months ended June 30, 2013, respectively. These were partially offset by foreign currency transaction gains of $31,000 for the three months ended June 30, 2013 and in addition to other foreign currency transaction losses of $0.2 million for the six months ended June 30, 2013. The company recorded gains of $0.5 million and $0.3 million from these contracts for the three and six months ended June 30, 2012, respectively. These were offset by foreign currency transaction losses of $0.6 million and $0.4 million for the three and six months ended June 30, 2012, respectively. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

There were no significant transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Computer equipment	$23,419	$18,798
Computer software	9,129	6,327
Furniture, fixtures and equipment	1,714	1,545
Scanner appliances	16,878	16,470
Leasehold improvements	1,726	1,672
Total property and equipment	52,866	44,812
Less: accumulated depreciation and amortization	(30,340)	(26,664)
Property and equipment, net	$22,526	$18,148

Assets held under capital lease included in computer software at June 30, 2013 and December 31, 2012 totaled approximately $3.8 million. The related accumulated depreciation at June 30, 2013 and December 31, 2012 totaled $1.6 million and $1.2 million, respectively. The capital lease obligations are secured by the related software.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $5.2 million and $5.5 million at June 30, 2013 and December 31, 2012, respectively, including assets that have not been placed in service of $1.4 million and $1.5 million, respectively. Other fixed assets not placed in service at June 30, 2013 and December 31, 2012, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $0.9 million and $1.7 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $2.3 million and $1.7 million for three months ended June 30, 2013 and 2012, respectively and $4.3 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			June 30, 2013		December 31, 2012
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	(773)	$1,137	$(637)	$1,273
Patent license	14 years	1,388	(273)	1,115	(223)	1,165
Non-competition agreements and other	3 years	171	(121)	50	(93)	78
Total intangibles subject to amortization		$3,469	$(1,167)	2,302	$(953)	2,516
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,597		$2,811

Intangibles amortization expense was $0.1 million for the three months ended June 30, 2013 and 2012, and $0.2 million for the six months ended June 30, 2013 and 2012.

As of June 30, 2013, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2013	$203
2014	392
2015	385
2016	372
2017	281
2018 and thereafter	669
Total expected future amortization expense	$2,302

Goodwill, which is not subject to amortization, totaled $0.3 million as of June 30, 2013 and December 31, 2012.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2022. The Company has also entered into capital lease obligations, with varying interest rates from 1.8% to 4.0%, a portion of which are secured by the related computer equipment and software as of June 30, 2013 and December 31, 2012.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. In connection with this transaction, the Company also has minimum obligations for related maintenance and support, which was amended in June 2013. The minimum obligations were $1.5 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively. Such obligations for maintenance and support are recorded in current liabilities in the condensed consolidated balance sheets at June 30, 2013 and current and noncurrent liabilities at December 31, 2012.

The following are the minimum annual lease payments due under these leases at June 30, 2013:

	Operating Leases	Capital Leases
	(in thousands)
Remainder of 2013	$1,928	$538
2014	3,263	815
2015	2,253	—
2016	1,634	—
2017	1,466	—
2018 and thereafter	185	—
Total minimum lease payments	$10,729	1,353
Less amount representing interest		(17)
Present value of minimum payments		1,336
Less current portion		(1,058)
Capital lease obligations, noncurrent		$278

Rent expense was $1.4 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, and $2.7 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of June 30, 2013 and December 31, 2012, the Company has accrued $0.5 million of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.4 million at June 30, 2013 and December 31, 2012, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at June 30, 2013 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At June 30, 2013, other than an accrual for sales and other taxes, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Stock-Based Compensation

Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the "2012 Plan") was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 3,050,000 shares of common stock. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year starting on January 1, 2014 by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of June 30, 2013, 1,948,350 shares were available for grant under the 2012 Plan.

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

Options granted under the 2000 Plan were immediately exercisable, and unvested shares are subject to repurchase by the Company. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. As of June 30, 2013 and December 31, 2012, there were 29,838 and 47,220 shares, respectively, that were subject to the Company’s right to repurchase. There were no shares repurchased during the three and six months ended June 30, 2013. The Company repurchased 126 and 60,126 unvested common shares in the three and six months ended June 30, 2012, respectively. The amounts paid for these shares purchased under an early exercise of stock options are not reported as a component of stockholders’ equity until those shares vest. The amounts received in exchange for these shares totaled $0.2 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively, have been recorded as an accrued liability in the accompanying condensed consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Stock-based employee compensation is included in the condensed consolidated statements of operations as follows:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$101	$69	$194	$123
Research and development	226	155	434	294
Sales and marketing	158	265	441	440
General and administrative	457	237	792	479
Total stock-based employee compensation	$942	$726	$1,861	$1,336

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of June 30, 2013 and December 31, 2012, the Company had $8.0 million and $5.8 million, respectively, of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term (in years)	5.4 to 6.1	5.3 to 6.0	5.4 to 6.1	5.3 to 6.0
Volatility	52%	53%	52% to 53%	53%
Risk-free interest rate	0.7% to 1.1%	0.7% to 0.8%	0.7% to 1.1%	0.7% to 0.9%
Dividend yield	—	—	—	—

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

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.3 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2012	6,513,508	$4.39	6.6	$67,711
Granted	1,024,250	12.07
Exercised	(566,456)	3.89
Canceled	(229,619)	8.65
Balance as of June 30, 2013	6,741,683	5.46	6.7	71,877
Vested and expected to vest - June 30, 2013	6,068,632	5.03	6.5	67,298
Exercisable - June 30, 2013	5,667,591	4.17	6.3	60,426

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

During the three months ended June 30, 2013 and 2012, the Company granted 1,900 and 2,750 shares of restricted stock, respectively, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $20,000 and $32,000 for the three months ended June 30, 2013 and 2012, respectively. The Company did not issue restricted stock during the first quarters of 2013 or 2012.

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Foreign exchange gains (losses), net	$(116)	$(91)	$(414)	$(95)
Other income (expense)	149	(1)	128	(9)
Other income (expense), net	$33	$(92)	$(286)	$(104)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8.	Income Taxes

The provision for income taxes for the six months ended June 30, 2013 and 2012 primarily reflects the provision for income taxes for foreign taxes and certain discrete items.

As of June 30, 2013, the Company had unrecognized tax benefits of $3.1 million, of which $1.0 million, if recognized and in absence of a valuation allowance, would favorably impact the Company's effective tax rate. As of December 31, 2012, the Company had unrecognized tax benefits of $2.6 million, of which $1.0 million, if recognized and in absence of valuation allowance, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$18,434	$14,809	$35,807	$29,021
Other	7,857	7,381	15,367	14,360
Total revenues	$26,291	$22,190	$51,174	$43,381

As of June 30, 2013 and December 31, 2012, property and equipment located outside the United States were not material.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income (Loss) Per Share Attributable to Common Stockholders

The computations for basic and diluted net income (loss) per share attributable to common stockholders are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Numerator:
Net income (loss)	$873	$(277)	$270	$(562)
Net income attributable to participating securities	(1)	—	—	—
Net income (loss) attributable to common stockholders - basic	872	(277)	270	(562)
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders - diluted	$872	$(277)	$270	$(562)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	31,777	5,515	31,636	5,392
Effect of potentially dilutive securities:
Common stock options	3,616	—	3,717	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	35,393	5,515	35,353	5,392
Net income (loss) per share attributable to common stockholders
Basic	$0.03	$(0.05)	$0.01	$(0.10)
Diluted	$0.02	$(0.05)	$0.01	$(0.10)

The following shares were excluded in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Convertible preferred stock	—	17,597	—	17,597
Common stock options	989	6,539	756	6,466
Contingently issuable shares related to an acquisition	—	4	—	8
	989	24,140	756	24,071

All of the convertible preferred stock automatically converted to common stock on a 1-for-1 basis in connection with the consummation of the Company's initial public offering. For the three and six months ended June 30, 2012, the amounts presented in the table above were the weighted average shares of common stock underlying outstanding shares of convertible preferred stock.

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
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We were founded in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 85% and 88% for the six months months ended June 30, 2013 and 2012, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners.

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

We market and sell our solutions to enterprises, government entities and to small and medium size businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the six months ended June 30, 2013 and 2012, approximately 70% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth in the three and six months ended June 30, 2013 compared to the same periods in 2012. Our revenues increased to $26.3 million in the three months ended June 30, 2013 from $22.2 million for the comparable period in 2012, representing an increase of $4.1 million or 18%. Revenues reached $51.2 million for the six months ended June 30, 2013, compared to $43.4 million in the six months ended June 30, 2012, representing an increase of $7.8 million, or 18%. For the three months ended June 30, 2013, we had net income of $0.9 million compared to net loss of $0.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, we had net income of $0.3 million compared to net loss of $0.6 million for the six months ended June 30, 2012.

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

The following unaudited table presents the reconciliation of revenues to Four-Quarter Bookings for the four quarters ended June 30, 2013 and 2012:

	Four Quarters Ended
	June 30,
	2013	2012
	(in thousands, except percentages)
Revenues	$99,213	$83,408
Deferred revenues, current
Beginning of the Four-Quarter Period	48,999	38,361
Ending	58,835	48,999
Net change	9,836	10,638
Four-Quarter Bookings	$109,049	$94,046
Percentage change from prior year period	16%	24%

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Net income (loss)	$873	$(277)	$270	$(562)
Other (income) expense, net	(102)	141	158	218
Provision for (benefit from) income taxes	92	(78)	162	0
Depreciation and amortization of property and equipment	2,267	1,679	4,279	3,327
Amortization of intangible assets	107	117	214	219
Stock-based compensation	1,238	880	2,187	1,556
Adjusted EBITDA	$4,475	$2,462	$7,270	$4,758
Percentage of revenues	17%	11%	14%	11%

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$26,291	$22,190	$51,174	$43,381
Cost of revenues (1)	5,924	4,629	11,719	8,789
Gross profit	20,367	17,561	39,455	34,592
Operating expenses:
Research and development (1)	5,291	5,148	10,588	10,249
Sales and marketing (1)	10,160	9,784	20,328	19,030
General and administrative (1)	4,053	2,843	7,949	5,657
Total operating expenses	19,504	17,775	38,865	34,936
Income (loss) from operations	863	(214)	590	(344)
Other income (expense), net	102	(141)	(158)	(218)
Income (loss) before provision for (benefit from) income taxes	965	(355)	432	(562)
Provision for (benefit from) income taxes	92	(78)	162	0
Net income (loss)	$873	$(277)	$270	$(562)

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Cost of revenues	$111	$73	$204	$127
Research and development	236	169	444	317
Sales and marketing	158	308	441	507
General and administrative	733	330	1,098	605
Total stock-based compensation	$1,238	$880	$2,187	$1,556

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	100%	100%	100%	100%
Cost of revenues	23	21	23	20
Gross profit	77	79	77	80
Operating expenses:
Research and development	20	23	21	24
Sales and marketing	39	44	40	44
General and administrative	15	13	15	13
Total operating expenses	74	80	76	81
Income (loss) from operations	3	(1)	1	(1)
Other income (expense), net	—	(1)	—	(1)
Income (loss) before provision for (benefit from) income taxes	3	(2)	1	(2)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	3%	(2)%	1%	(2)%

Comparison of Three Months Ended June 30, 2013 and 2012
Revenues

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$26,291	$22,190	$4,101	18%

Revenues increased $4.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to new customer subscriptions entered into after June 30, 2012 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $4.1 million, $3.6 million was from customers in the United States and the remaining $0.5 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$5,924	$4,629	$1,295	28%
Percentage of revenues	23%	21%
Gross profit percentage	77%	79%

Cost of revenues increased $1.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to a $0.6 million increase in depreciation expenses related to additional data center equipment and physical scanner appliances deployed to customers, increased personnel expenses of $0.4 million, principally driven by the addition of employees in our operations staff, increased data center cost of $0.2 million related to expanded storage and other data center-related costs, and increased third-party software maintenance expense of $0.1 million. The decrease in gross profit percentage reflects the impact of continued increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Research and development	$5,291	$5,148	$143	3%
Percentage of revenues	20%	23%

Research and development expenses increased $0.1 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase in personnel expenses of $0.2 million, principally due to the addition of employees as we continue to invest in enhancing our platform and developing new solutions, partially offset by decreases in other expenses.

Sales and Marketing Expenses

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$10,160	$9,784	$376	4%
Percentage of revenues	39%	44%

Sales and marketing expenses increased $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase in personnel expenses of $0.3 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts. We also incurred increased travel related costs of $0.2 million, offset by lower marketing expenses of $0.2 million due to a lower level of marketing program activities.

General and Administrative Expenses

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$4,053	$2,843	$1,210	43%
Percentage of revenues	15%	13%

General and administrative expenses increased $1.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to an increase in personnel expenses of $0.7 million principally due to the addition of employees to support the growth of our business and building out of our infrastructure to support the requirements of being a public company; an increase of $0.3 million related to insurance, director fees and other fees; and $0.1 million in professional services.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income (expense), net	$102	$(141)	$243	(172)%
Percentage of revenues	—%	(1)%

Other income (expense), net increased by $0.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to proceeds of $0.2 million from a negotiated settlement.

Provision for (Benefit from ) Income Taxes

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$92	$(78)	$170	(218)%
Percentage of revenues	—%	—%

Provision for (benefit from) income taxes increased $0.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The provision for (benefit from) income taxes is primarily for taxes on income in foreign jurisdictions. The benefit from income taxes recorded in the three months ended June 30, 2012 includes a reduction of the liability for uncertain tax positions, resulting from closure of the 2008 to 2010 tax years upon completion of an income tax audit of our French subsidiary.

Comparison of Six Months Ended June 30, 2013 and 2012
Revenues

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$51,174	$43,381	$7,793	18%

Revenues increased $7.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to new customer subscriptions entered into after June 30, 2012 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $7.8 million, $6.8 million was from customers in the United States and the remaining $1.0 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$11,719	$8,789	$2,930	33%
Percentage of revenues	23%	20%
Gross profit percentage	77%	80%

Cost of revenues increased $2.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to a $1.0 million increase in depreciation expenses related to additional data center equipment and physical scanner appliances deployed to customers; increased personnel expenses of $1.0 million, principally driven by the addition of employees in our operations staff; $0.4 million related to increased data center costs, driven by expanded storage and other data center-related costs; and increased third-party software maintenance expense of $0.3 million. The decrease in gross profit percentage reflects the impact of continued increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Research and development	$10,588	$10,249	$339	3%
Percentage of revenues	21%	24%

Research and development expenses increased $0.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in personnel expenses, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions.

Sales and Marketing Expenses

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$20,328	$19,030	$1,298	7%
Percentage of revenues	40%	44%

Sales and marketing expenses increased $1.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in personnel expenses of $1.2 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts. We also incurred increased marketing expenses of $0.1 million, primarily related to increased trade show activities offsetting lower program activities.

General and Administrative Expenses

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$7,949	$5,657	$2,292	41%
Percentage of revenues	15%	13%

General and administrative expenses increased $2.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to an increase in personnel expenses of $1.3 million principally due to the addition of employees to support the growth of our business and building out of our infrastructure to support the requirements of being a public company; an increase of $0.6 million related to insurance, director fees and other fees; and $0.2 million in professional services.
Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income (expense), net	$(158)	$(218)	$60	(28)%
Percentage of revenues	—%	(1)%

Other income (expense), net was relatively constant for the six months ended June 30, 2013 compared to the same period in 2012. Other income (expense) in the six months ended June 30, 2013 included proceeds of $0.2 million from a negotiated settlement and increased investment income of $0.1 million, partially offset by an increase in foreign currency exchange losses of $0.3 million.

Provision for (benefit from) Income Taxes

	Six Months Ended
	June 30,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$162	$—	$162	—%
Percentage of revenues	—%	—%

Provision for (benefit from) income taxes increased $0.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to a reduction of the liability for uncertain tax positions of $0.1 million, resulting from closure of the 2008 to 2010 tax years upon completion of an income tax audit of our French subsidiary in the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $126.5 million, including $1.8 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less applicable foreign tax credits.

We have experienced positive cash flows from operations during the six months ended June 30, 2013 and 2012. We believe our existing cash and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Cash provided by operating activities	$12,870	$10,023
Cash provided by (used in) investing activities	19,452	(5,989)
Cash provided by (used in) financing activities	1,508	(61)
Effect of exchange rate changes on cash and cash equivalents	(96)	(62)
Net increase in cash and cash equivalents	$33,734	$3,911

Cash Flows from Operating Activities
For the six months ended June 30, 2013, cash flows from operating activities of $12.9 million resulted from our net income of approximately $0.3 million, as adjusted by an increase in deferred revenues of $2.5 million, attributable to our continued growth; a decrease in accounts receivable of $1.5 million due to lower bookings in the three months ended June 30, 2013 compared to the three months ended December 31, 2012; and an increase in accrued liabilities of $1.2 million. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $4.5 million and stock-based compensation expense of $2.2 million.

For the six months ended June 30, 2012, cash flows from operating activities of approximately $10.0 million resulted from our net loss of approximately $0.6 million as adjusted by an increase in deferred revenues of $3.1 million, attributable to our continued growth, and a decrease in accounts receivable of $2.3 million due to lower bookings in the three months ended June 30, 2012 compared to the three months ended December 31, 2011. These working capital increases were further increased by non-cash items such as depreciation and amortization expense of $3.5 million and stock-based compensation expense of $1.6 million.
Cash Flows from Investing Activities
In the six months ended June 30, 2013 , investing activities provided $19.5 million. This increase is primarily attributable to the sales and maturities of investments of $100.6 million, partially offset by the purchase of investments of $75.0 million, and the use of $6.2 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

In the six months ended June 30, 2012, we used $6.0 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In the six months ended June 30, 2013, cash provided by financing activities of $1.5 million was primarily attributable to $2.2 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.7 million.

In the six months ended June 30, 2012, cash used in financing activities of $0.1 million was primarily attributable to repayments on our capital lease obligations of $1.3 million, partially offset by $1.2 million of proceeds from the exercise of stock options.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018 and thereafter
	(in thousands)
Operating lease obligations (1)	$10,729	$1,928	$5,516	$3,100	$185
Capital lease obligations (2)	1,353	538	815	—	—
Maintenance obligations (3)	1,452	1,163	289	—	—
Total	$13,534	$3,629	$6,620	$3,100	$185

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the six months ended June 30, 2013, we made regular payments on our operating lease obligations of $1.9 million
(2) Capital lease obligations represent financing on computer software purchases. During the six months ended June 30, 2013, we made regular payments on our capital lease obligations of $0.7 million.
(3) Maintenance obligations relate to third-party software licenses. During the six months ended June 30, 2013, we made regular payments on our maintenance obligations of $0.5 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 5, 2013, the accounting policies related to revenue recognition, goodwill and intangibles, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Interest Rate Sensitivity
We have $126.5 million in cash, cash equivalents and short-term and long-term investments at June 30, 2013. Cash and cash equivalents include cash held in banks and highly liquid money market funds and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.
The primary objective of our investment activities is the preservation of principal and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of the investments. Due to the nature of these investments held as available-for-sale securities, we do not believe that a 10% increase or decrease in interest rates would have a material impact. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or maintain profitability in the future. Although we had net income in the six months ended June 30, 2013, we had net losses in the three and six months ended June 30, 2012, and in the first quarter of 2013. The net losses were primarily due to increased sales and marketing activities during those quarters, as we continued to expand our worldwide customer base, as well as focus on the promotion of our new solutions. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will regain or maintain profitability. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 85% and 88% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the six months ended June 30, 2013 and 2012, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

Our data centers are not currently redundant and we cannot rapidly move customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We are adding additional data center facilities in 2013 to provide additional capacity for our cloud platform and enable disaster recovery. These additional facilities may not be operational in the anticipated time frame and we may incur unplanned expenses.

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

We have experienced rapid growth over the last several years. From 2010 to 2012, our revenues have grown from $65.4 million to $91.4 million, and our headcount increased from 232 employees at the beginning of 2010 to 376 employees at June 30, 2013. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Growth forecasts relating to the expected growth in the market for IT security and compliance and other markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, forecasts of market growth should not be taken as indicative of our future growth.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2013 and 2012, we derived approximately 39% and 40%, of our revenues, respectively, from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Additionally, one of our channel partners, Dell, Inc. accounted for 5% and 6% of our revenues for the six months ended June 30, 2013 and 2012, respectively. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2013, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for the six months ended June 30, 2013, approximately 19% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.4 million on our condensed consolidated balance sheet as of June 30, 2013 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

As of June 30, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2013, we had approximately 32.0 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, an aggregate of 1.9 million shares of our common stock is reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on August 8, 2013.

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