Form 10-K/A
period 2012-12-31
QUALYS, INC.
filed 2013-12-04
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Annual Period Ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 001-35662

QUALYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0534145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common stock began trading on the NASDAQ Stock Market on September 28, 2012. As of December 31, 2012, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $216.6 million based on the last reported sale price of the registrant’s common stock on December 31, 2012. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2013 was 31,547,650 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

Explanatory Note

Qualys, Inc. (“Qualys” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2012 (this “Amendment”) solely to amend the signature page to provide conformed signatures, which were inadvertently omitted from the original Form 10-K filed on March 5, 2013 (the “Original Form 10-K”). The original signature page was fully executed on March 5, 2013, and was in the Company’s possession at the time of the filing of the Original Form 10-K. In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. The Company is also including in this Amendment a currently dated consent of the Company’s independent registered public accounting firm as Exhibit 23.1. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

•

other factors discussed in this Annual Report on Form 10-K in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.qualys.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the SEC’s website, www.sec.gov. For information about the SEC’s Public Reference Room, contact 1-800-SEC-0330.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, goodwill and intangibles, reserves, accounting for income taxes and stock-based compensation.

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

We are an “emerging growth company,” as defined in the JOBS Act, and, for so long as we remain an “emerging growth company,” we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot assess if investors find our common stock less attractive for so long as we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of our choice to reduce disclosure, there may be a less active trading market for our common stock and our trading price may be more volatile.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	6,513,508	$4.39	2,902,125

[1]

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

The following selected consolidated financial and other data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2012 are not necessarily indicative of operating results to be expected for any other period.

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

Net income (loss) per share attributable to common stockholders:(2)
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the section titled “Selected Consolidated Financial and Other Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods presented.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Income Data:
Revenues	$91,420	$76,212	$65,432
Cost of revenues(1)	18,404	13,247	11,204

Gross profit	73,016	62,965	54,228
Operating expenses:
Research and development(1)	20,195	19,633	15,780
Sales and marketing(1)	37,738	31,526	29,056
General and administrative(1)	12,079	8,900	8,183

Total operating expenses	70,012	60,059	53,019

Income from operations	3,004	2,906	1,209
Other income (expense), net	(366)	(536)	(566)

Income before provision for income taxes	2,638	2,370	643
Provision for (benefit from) income taxes	358	416	(204)

Net income	$2,280	$1,954	$847

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenues	$276	$143	$80
Research and development	672	499	359
Sales and marketing	1,074	578	467
General and administrative	1,430	927	964

Total stock-based compensation	$3,452	$2,147	$1,870

The following table sets forth selected consolidated statements of income data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2012	2011	2010
Revenues	100%	100%	100%
Cost of revenues	20%	17%	17%

Gross profit	80%	83%	83%
Operating expenses:
Research and development	22%	26%	24%
Sales and marketing	41%	41%	44%
General and administrative	14%	12%	13%

Total operating expenses	77%	79%	81%

Income from operations	3%	4%	2%
Other income (expense), net	0%	(1)%	(1)%

Income before provision for income taxes	3%	3%	1%
Provision for (benefit from) income taxes	1%	0%	0%

Net income	2%	3%	1%

Comparison of Years Ended December 31, 2012 and 2011

Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$91,420	$76,212	$15,208	20%

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

/s/ GRANT THORNTON LLP

San Francisco, California

March 5, 2013

Qualys, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$34,885	$24,548
Short-term investments	83,547	—
Accounts receivable, net of allowance of $331 and $230 at December 31, 2012 and 2011, respectively	24,545	20,750
Prepaid expenses and other current assets	4,377	3,774

Total current assets	147,354	49,072
Restricted cash	114	112
Property and equipment, net	18,148	13,861
Intangible assets, net	2,811	3,175
Goodwill	317	317
Other noncurrent assets	1,574	2,252

Total assets	$170,318	$68,789

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities :
Accounts payable	$2,031	$2,254
Accrued liabilities	7,803	8,468
Deferred revenues, current	56,497	46,717
Capital lease obligations, current	1,183	1,987

Total current liabilities	67,514	59,426
Deferred revenues, noncurrent	8,616	4,713
Income taxes payable, noncurrent	594	661
Other noncurrent liabilities	1,231	2,134
Capital lease obligations, noncurrent	808	2,406

Total liabilities	78,763	69,340
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock: $0.001 par value; no shares authorized, issued and outstanding at December 31, 2012; 48,079,860 shares authorized, 4,766,543 shares issued and outstanding at December 31, 2011; aggregate liquidation preference—$0 and $28,774 at December 31, 2012 and 2011	—	28,603
Series B convertible preferred stock: $0.001 par value; no shares authorized, issued and outstanding at December 31, 2012; 110,314,114 shares authorized, 11,031,387 shares issued and outstanding at December 31, 2011; aggregate liquidation preference—$0 and $28,862 at December 31, 2012 and 2011	—	28,568
Series C convertible preferred stock: $0.001 par value; no shares authorized, issued and outstanding at December 31, 2012; 18,006,026 shares authorized, 1,799,328 shares issued and outstanding at December 31, 2011; aggregate liquidation preference—$0 and $6,631 at December 31, 2012 and 2011	—	6,702

Total convertible preferred stock	—	63,873
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2012; no shares authorized, issued and outstanding at December 31, 2011	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 31,420,028 shares issued and outstanding at December 31, 2012; 299,900,000 shares authorized, 5,300,288 shares issued and outstanding at December 31, 2011	31	5
Additional paid-in capital	166,651	12,927
Accumulated other comprehensive loss	(1,035)	(984)
Accumulated deficit	(74,092)	(76,372)

Total stockholders’ equity (deficit)	91,555	(64,424)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$170,318	$68,789

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

Initial Public Offering

On October 3, 2012, the Company closed its initial public offering (“IPO”) of 8,711,250 shares of common stock at an offering price of $12.00 per share. The offering included 7,836,250 shares sold and issued by the Company and 875,000 shares sold by selling stockholders. The shares sold in the offering included 1,136,250 shares sold by the Company pursuant to the underwriters’ full exercise of their over-allotment option. The net proceeds to the Company from the offering were approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with this offering of $2.9 million. Immediately prior to the closing, all of the Company’s 17,597,258 outstanding shares of convertible preferred stock converted into an equivalent number of shares of common stock.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, convertible preferred stock, stockholders’ equity (deficit), income from operations or net income.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of December 31, 2012, no customer or channel partner accounted for more than 10% of the Company’s accounts receivable balance. One channel partner accounted for 13% of the Company’s accounts receivable balance as of December 31, 2011.

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

Cash is stated at cost, which approximates fair market value. Cash equivalents and short-term investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses in fair value are reported in other comprehensive income (loss) and are included in the consolidated statement of convertible preferred stock and stockholders’ equity (deficit). When the available-for-sale securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense) in the consolidated statements of income. Short-term investments are reviewed quarterly for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) there is an intent to sell the security, (2) it is “more likely than not” that the security will be sold before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Declines in value that are considered to be other than temporary and adjustments to amortized cost for the amortization of premiums and the accretion of discounts are recorded in other income (expense). Interest and dividends are recorded in interest income as earned.

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

The Company’s financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper and derivative financial instruments consisting of forward currency contracts. The securities and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs. See Note 2 for more information regarding the fair value measurement of the Company’s financial instruments.

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

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required from non-emerging growth companies.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The Company adopted this new amended guidance during the year ended December 31, 2012. Adoption of this new amended guidance resulted only in changes to presentation of the financial statements.

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

NOTE 2. Fair Value of Financial Instruments

The Company’s cash and cash equivalents, short-term investments, and restricted cash consist of the following:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,419	$—	$—	$23,419
Money market funds	170	—	—	170
Commercial paper	11,294	2	—	11,296

Total	34,883	2	—	34,885

Short-term investments:
Commercial paper	21,078	2	—	21,080
U.S. government agencies	62,463	4	—	62,467

Total	83,541	6	—	83,547
Restricted cash—cash	114	—	—	114

Total	$118,538	$8	$—	$118,546

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents—cash	$24,548	$—	$—	$24,548
Restricted cash—cash	112	—	—	112

Total	$24,660	$—	$—	$24,660

The following table sets forth by level within the fair value hierarchy the fair value of the Company’s available-for-sale securities measured on a recurring basis:

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

Indemnifications

The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s by-laws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, and (iii) contracts under which the Company may be required to indemnify customers or resellers from certain liabilities arising from potential infringement of intellectual property rights, as well as potential damages caused by limited product defects. To date, the Company has not incurred and has not recorded any liability in connection with such indemnifications.

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

NOTE 7. Stockholders’ Equity

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

NOTE 8. Employee Stock and Benefit Plans

Employee Stock Plans

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the “2012 Plan”) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units and performance shares equivalent to up to 3,050,000 shares of common stock. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year starting on January 1, 2014 by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of our immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company’s stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations’ employees. All other awards may be granted to employees, directors and consultants and our subsidiary corporations’ employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2012, 2,902,125 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the “2000 Plan”), the Company was authorized to grant to eligible participants either ISOs or NSOs. The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of up to four years, with a maximum term of ten years. The 2000 Plan was terminated in connection with the closing of the IPO, and accordingly, no shares are currently available for issuance under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

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

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2009	5,212,984	$2.56	6.6	$6,486
Granted	1,357,702	4.10
Exercised	(317,802)	1.89
Canceled	(652,009)	3.51

Balance as of December 31, 2010	5,600,875	2.86	6.4	6,964
Granted	1,816,850	5.06
Exercised	(432,687)	3.09
Canceled	(672,997)	3.89

Balance as of December 31, 2011	6,312,041	3.36	6.9	16,012
Granted	1,478,781	8.94
Exercised	(724,316)	2.86
Canceled	(552,998)	6.79

Balance as of December 31, 2012	6,513,508	4.39	6.6	67,711

Vested and expected to vest—December 31, 2012	6,150,545	4.16	6.5	65,333
Exercisable—December 31, 2012	6,366,588	4.18	6.6	66,184

The following table summarizes the outstanding and vested stock options at December 31, 2012:

	Outstanding			Vested
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$0.10 – $1.50	490,401	$1.32	3.3	490,401	$1.32
$1.60 – $1.90	945,782	1.90	4.1	945,782	1.90
$2.00 – $2.80	836,955	2.64	5.0	828,156	2.64
$2.90 – $3.80	1,183,268	3.80	6.9	620,391	3.80
$3.90 – $4.40	1,044,238	4.21	7.5	663,582	4.17
$4.50 – $6.90	1,025,646	5.56	8.1	353,989	5.35
$7.00 – $13.60	987,218	9.51	9.2	48,440	8.59

	6,513,508	4.39	6.6	3,950,741	3.05

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

NOTE 12. Net Income Per Share Attributable to Common Stockholders

The computations for basic and diluted net income per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Net income	$2,280	$1,954	$847
Net income attributable to participating securities	(1,204)	(1,518)	(668)

Net income attributable to common stockholders—basic	1,076	436	179
Undistributed earnings reallocated to participating securities	1,201	1,516	666

Net income attributable to common stockholders—diluted	$2,277	$1,952	$845

Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders—basic	11,891	5,053	4,706
Effect of potentially dilutive securities:
Convertible preferred stock	13,270	17,590	17,562
Common stock options	3,187	1,537	1,282
Warrants	—	2	4
Contingently issuable shares related to an acquisition	4	12	8

Weighted-average shares used in computing net income per share attributable to common stockholders—diluted	28,352	24,194	23,562

Net income per share attributable to common stockholders
Basic	$0.09	$0.09	$0.04

Diluted	$0.08	$0.08	$0.04

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Common stock options	772	2,758	1,948

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

Codes of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code of business conduct and ethics is available on our website. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that applies specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the NASDAQ Stock Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

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

(a)(1) Financial Statements – The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

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
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT Philippe F. Courtot	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2013

/s/ DONALD C. McCAULEY Donald C. McCauley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013

/s/ SANDRA E. BERGERON Sandra E. Bergeron	Director	March 5, 2013

/s/ DONALD R. DIXON Donald R. Dixon	Director	March 5, 2013

/s/ JEFFREY P. HANK Jeffrey P. Hank	Director	March 5, 2013

/s/ GENERAL PETER PACE General Peter Pace	Director	March 5, 2013

/s/ YVES B. SISTERON Yves B. Sisteron	Director	March 5, 2013

/s/ HOWARD A. SCHMIDT Howard A. Schmidt	Director	March 5, 2013

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Amended and Restated Investor Rights Agreement, by and among Qualys, Inc. and the investors party thereto, dated July 12, 2005.		S-1	333-182027	4.2	June 8, 2012

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*	Offer Letter, between Qualys, Inc. and Donald C. McCauley, dated February 7, 2006, as amended.		S-1	333-182027	10.6	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and John N. Wilson, dated August 20, 2010.		S-1	333-182027	10.7	June 8, 2012

10.8*	Offer Letter, between Qualys, Inc. and Peter Albert, dated April 14, 2011.		S-1	333-182027	10.8	June 8, 2012

10.9*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.10*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.11	Lease Agreement, between Qualys, Inc. and Westport Office Park, LLC, dated July 11, 2006, as amended August 10, 2007, May 20, 2010 and December 5, 2011.		S-1	333-182027	10.11	June 8, 2012

10.12*	2011 Corporate Bonus Plan.		S-1	333-182027	10.12	June 8, 2012

10.13*	2012 Corporate Bonus Plan.		S-1	333-182027	10.13	June 8, 2012

10.14	Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.15†	Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.16†	Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1	List of subsidiaries of Qualys, Inc.		10-K	001-35662	21.1	March 5, 2013

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

32.1	Certification of Chief Executive Officer pursuant to Rule 13a014(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Rule 13a014(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	X

101 INS^^	XBRL Instance Document.		10-K	001-35662	101 INS	March 5, 2013

101 SCH^^	XBRL Taxonomy Extension Schema Document.		10-K	001-35662	101 SCH	March 5, 2013

101 CAL^^	XBRL Taxonomy Extension Calculation Linkbase Document.		10-K	001-35662	101 CAL	March 5, 2013

101 DEF^^	XBRL Taxonomy Extension Definition Linkbase Document.		10-K	001-35662	101 DEF	March 5, 2013

101 LAB^^	XBRL Taxonomy Extension Labels Linkbase Document.		10-K	001-35662	101 LAB	March 5, 2013

101 PRE^^	XBRL Taxonomy Extension Presentation Linkbase Document.		10-K	001-35662	101 PRE	March 5, 2013

* Indicates a management contract or compensatory plan or arrangement.

† Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.

^^ Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.