Form 10-K
period 2013-12-31
QUALYS, INC.
filed 2014-02-28
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $263.5 million based on the last reported sale price of the registrant's common stock on June 28, 2013. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of January 31, 2014 was 32,451,633 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

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
We designed our QualysGuard Cloud Platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether they reside inside the organization, on their network perimeter or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale across a broad range of industries, enabling faster implementation and lower total cost of ownership than traditional on-premise enterprise software products. Our customers, ranging from some of the largest organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 84%, 87% and 90% of total revenues in 2013, 2012 and 2011, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. Historically, we have experienced significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2012 grew $8.7 million to $100.1 million during 2013. We expect this trend to continue.

Our QualysGuard Cloud Platform is currently used by over 6,700 organizations in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased from $76.2 million in 2011 to $91.4 million in 2012, and reached $108.0 million in 2013. We generated net income of $2.0 million in 2011, $2.3 million in 2012, and $1.6 million in 2013. Total assets as of December 31, 2013 and 2012 were $192.6 million and $170.3 million, respectively.
Our Growth Strategy
We intend to leverage our innovation and extensive expertise to strengthen our leadership position as a trusted provider of cloud security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions.    We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and further enhancing our existing suite of solutions. In 2013, we introduced several new solutions on our platform, including our Web Application Firewall and QualysGuard Connector for Amazon Web Services, and have additional solutions under development.

•
Expand the use of our suite of solutions by our large and diverse customer base.    With more than 6,700 customers across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since the majority of our customers initially deploy only one of our solutions and in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales. In this regard, we continue to significantly expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

•
Drive new customer growth.    We are pursuing new customers by targeting key accounts and expanding our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions.

•
Broaden our global reach.    We intend to expand our relationships with key security consulting organizations, managed security service providers and value added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our Private Cloud offering within their data centers, helping us expand our reach in new markets and new geographies.

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
Our cloud platform is delivered to customers via our shared platform offering from our global data centers or via our private platform offering (QualysGuard Private Cloud Platform, or PCP), for customers or partners that want the platform to reside within the customer's on-premise data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's on-premise data center. The virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software.
QualysGuard Cloud Suite
Our suite of solutions, which we refer to as the QualysGuard Cloud Suite, currently includes seven solutions: Vulnerability Management, Web Application Scanning, Malware Detection Service, Web Application Firewall, Policy Compliance, PCI Compliance and Qualys SECURE Seal. This integrated set of cloud solutions enables organizations to:

•	Discover and catalogue information assets inside the organization, on the perimeter, or in the cloud;

•	Manage assets on an ongoing basis to establish a trusted repository for IT system configurations and to maintain hierarchical relationships between them;

•	Design policies to establish a secure and compliant IT infrastructure and automate ongoing security and compliance assessments of IT systems and applications in accordance with best practices;

•	Proactively identify and help fix vulnerabilities to mitigate security risks and achieve compliance;

•	Monitor and measure security and compliance through a unified user interface;

•	Distribute security and compliance reports tailored to differing customer needs, including management personnel, auditors and security professionals; and

•	Protect web applications from cyber attacks in real time.
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

Our Customers

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2013, we had over 6,700 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2013, 2012 and 2011, no one customer accounted for more than 10% of our revenues. In 2013, 2012 and 2011, approximately 70%, 68% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.
Sales and Marketing
Sales
We market and sell our IT security and compliance solutions to customers directly through our sales teams as well as indirectly through our network of channel partners.
Our global sales force is organized into a field sales team, which focuses on enterprises, generally including organizations with more than 5,000 employees, and an inside sales team, which focuses on small to medium businesses, which generally include organizations with less than 5,000 employees. Both our field and inside sales teams are divided into three geographic regions, including the Americas; Europe, Middle East and Africa; and Asia-Pacific. We also further segment each of our sales teams into groups that focus on adding new customers or expanding relationships with existing customers.

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Accuvant, Computacenter UK Ltd., Dell Inc., FishNet Security, Inc., Insight Technologies, Inc., Symantec Corporation and Verizon Communications Inc.
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2013, 2012 and 2011, 39%, 40% and 38%, respectively, of our revenues were generated by channel partners.
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
Customer Support
We deliver 24x7x365 customer support from centers located in Redwood City, California; Raleigh, North Carolina; and Slough, United Kingdom. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for any professional services. Accordingly, we do not sell any professional services. However, we do offer various training programs as part of our subscriptions to all of our customers. We believe that our customer support helps ensure customer satisfaction and is critical to retaining and expanding our customer base. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions.
Research and Development and Operations
We devote significant resources to maintain, enhance and add new functionality to our QualysGuard Cloud Platform and the integrated suite of solutions that we offer. Our development organization consists of agile engineering teams with substantial security expertise in specific areas of our solutions. In addition to our development teams, we have also built a sophisticated research team focused on identifying threats and developing signatures for vulnerabilities and compliance checks so that we can provide our customers with daily updates and enable them to scan their assets for the latest threats. We conduct our research and development in the United States, China, France, India, and the United Kingdom, which gives us access to some of the best research and engineering talent in the world. Our focus remains to attract engineering talent as we continue to add new solutions and improve existing ones.
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

Research and development expenses were $21.7 million, $20.2 million and $19.6 million for 2013, 2012 and 2011, respectively.
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
Data Center Agreements
Our data center operations are provided by large third-party data center vendors and are located in the United States and Switzerland. Our data center agreements have varying terms through January 2015.
Competition
The expanding capabilities of our security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, McAfee, Inc. (a subsidiary of Intel Corporation) and Symantec Corporation, as well as private security providers including BeyondTrust Software, Inc., nCircle Network Security, Inc., NetIQ Corporation, Rapid7 LLC, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets.
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
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. We have three issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our QualysGuard Cloud Platform, which we believe differentiates us from our competitors.
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
Employees
As of December 31, 2013, we had 406 full-time employees, including 147 in research and development, 147 in sales and marketing, 68 in operations and customer support and 44 in general and administrative. As of December 31, 2013, we had 285 employees in the United States and 121 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have the benefits of collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages.
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

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or maintain profitability in the future. Although we had net income for each of the three years ended December 31, 2013, 2012 and 2011, we had net losses in the first two quarters of 2012 and the first quarter of 2013. Our net income for the most recent year ended December 31, 2013 was also lower than the prior year. The reduced net income is primarily due increased sales and marketing activities, as we continued to expand our worldwide customer base and focus on the promotion of our new solutions; increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform; and increased personnel, professional services and other expenses to operate as a public company. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, we will continue to incur increased personnel and professional services expenses to ensure compliance with Section 404 of the Sarbanes-Oxley Act. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 84%, 87%, and 90% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the years ended December 31, 2013, 2012 and 2011, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

If we are unable to sell subscriptions to additional solutions, our future revenue growth may be harmed and our business may suffer.

We will need to increase the revenues that we derive from our current and future solutions other than QualysGuard Vulnerability Management for our business and revenues to grow as we expect. Revenues from our other solutions, including our Web Application Scanning, Policy Compliance, PCI Compliance, Malware Detection
Service, and Qualys SECURE Seal, have been relatively modest compared to revenues from our QualysGuard Vulnerability Management solution. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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

Our data centers are not currently redundant and we cannot rapidly move customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We added data center facilities in 2013 to provide additional capacity for our cloud platform and to enable disaster recovery. We are continuing to build out these facilities and anticipate they will be fully operational by the end of 2014. However, these additional facilities may not be operational in the anticipated time-frame and we may incur unplanned expenses.

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

We compete with large public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, McAfee, Inc. (a subsidiary of Intel Corporation), and Symantec Corporation, as well as private security providers including BeyondTrust Software, Inc., nCircle Network Security, Inc., NetIQ Corporation, Rapid7 LLC, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

We have experienced rapid growth over the last several years. From 2011 to 2013, our revenues have grown from $76.2 million to $108.0 million, and our headcount increased from 256 employees at the beginning of 2011 to 406 employees at December 31, 2013. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For 2013, 2012 and 2011, we derived approximately 39%, 40% and 38%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Additionally, one of our channel partners, Dell, Inc. accounted for 5%, 5% and 4% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2013, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, in 2013, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million on our consolidated balance sheet as of December 31, 2013 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

Our future performance depends on the continued services and continuing contributions of our senior management, particularly Philippe F. Courtot, our Chairman and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for Mr. Courtot or for any other member of our senior management team. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Courtot, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

Government entities have historically been particularly concerned about adopting cloud-based solutions for their operations, including security solutions, and increasing sales of subscriptions for our solutions to government entities may be more challenging than selling to commercial organizations. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under the Federal Information Security Management Act, or FISMA, for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and any such termination may adversely impact our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenues or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

Our financial results are based in part on our estimates or judgments relating to our critical accounting policies. These estimates or judgments may prove to be incorrect, which could harm our operating results and result in a decline in our stock price.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, accounting for income taxes, stock-based compensation, common stock valuations and fair value measurement.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $51.4 million as of December 31, 2013. Increases in our effective tax rate could harm our operating results.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

As a public company, we are required to comply with certain of these rules, which require management to certify financial and other information in this Annual Report on Form 10-K and other quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. We will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of September 28, 2012, the date of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

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

As of December 31, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 50% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2013, we had approximately 32.4 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2013, we had outstanding options to purchase approximately 7.0 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of December 31, 2013, we had an aggregate of 1.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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
Our principal executive offices are located in Redwood City, California, where we occupy a 50,000 square-foot facility under a lease expiring on November 30, 2017. We have additional U.S. offices in Bellevue, Washington; Denver, Colorado; Raleigh, North Carolina; and Madison, Wisconsin. We also lease offices in Beijing, China; Courbevoie, France; Manila, Philippines; Moscow, Russia; Munich, Germany; Pune, India; Ras al-Khaimah, United Arab Emirates; Slough, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate four principal data centers at third-party facilities in Santa Clara, California; Bellevue, Washington, Ashburn, Virginia; and Geneva, Switzerland.

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

	Low	High
Fiscal 2013:
Fourth quarter	$19.56	$24.90
Third quarter	$14.98	$23.21
Second quarter	$10.15	$16.25
First quarter	$10.18	$16.38
Fiscal 2012:
Fourth quarter	$11.07	$15.25
Third quarter (from September 28, 2012)	$12.00	$14.85

Holders of Common Equity

As of January 31, 2014, there were approximately 199 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	7,039,093	$7.17	1,173,450

1 Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from September 28, 2012 (the date our common stock commenced trading on the NASDAQ Stock Market) through December 31, 2013 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc, NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index

$170.00
$165.00
$160.00
$155.00
$150.00
$145.00
$140.00
$135.00
$130.00
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
Index Value
9/28/2012
12/31/2012
3/28/2013
6/28/2013
9/30/2013
12/31/2013
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer

* $100 invested on 9/28/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	September 28, 2012	December 31, 2012	March 28, 2013	June 28, 2013	September 30, 2013	December 31, 2013
Qualys Inc.	$100.00	$104.45	$87.15	$113.84	$151.06	$163.21
NASDAQ Global Select Market	$100.00	$96.97	$104.81	$109.04	$120.70	$133.81
NASDAQ Computer	$100.00	$92.56	$94.63	$96.42	$107.05	$122.12

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

We believe our existing cash and cash from operations will be sufficient to fund our operations for at least the next twelve months.  We intend to use the net proceeds from the offering for capital expenditures, working capital and other general corporate purposes, which may include hiring additional personnel and investing in sales and marketing and research and development. In addition, we expect to spend approximately $12 million through December 31, 2014 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or other assets. We have not entered into any agreements or commitments with respect to any acquisitions or investments at this time.

Pending these uses, we invested the net proceeds in highly liquid money market funds, commercial paper, corporate bonds, municipal bonds, fixed-income U.S. government agency securities and asset-backed securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the fourth quarter of 2013.

Item 6.	Selected Consolidated Financial and Other Data
The following selected consolidated financial and other data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2013 are not necessarily indicative of operating results to be expected for any other period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$107,962	$91,420	$76,212	$65,432	$57,425
Cost of revenues(1)	24,660	18,404	13,247	11,204	10,692
Gross profit	83,302	73,016	62,965	54,228	46,733
Operating expenses:
Research and development(1)	21,678	20,195	19,633	15,780	13,377
Sales and marketing(1)	42,523	37,738	31,526	29,056	24,782
General and administrative(1)	16,792	12,079	8,900	8,183	7,455
Total operating expenses	80,993	70,012	60,059	53,019	45,614
Income from operations	2,309	3,004	2,906	1,209	1,119
Other income (expense), net:
Interest expense	(43)	(192)	(204)	(186)	(180)
Interest income	375	14	14	3	10
Other income (expense), net	(517)	(188)	(346)	(383)	130
Total other income (expense), net	(185)	(366)	(536)	(566)	(40)
Income before provision for (benefit from) income taxes	2,124	2,638	2,370	643	1,079
Provision for (benefit from) income taxes	500	358	416	(204)	220
Net income	$1,624	$2,280	$1,954	$847	$859
Net income attributable to common stockholders	$1,622	$1,076	$436	$179	$171
Net income per share attributable to common stockholders: (2)
Basic	$0.05	$0.09	$0.09	$0.04	$0.04
Diluted	$0.05	$0.08	$0.08	$0.04	$0.04
Weighted-average shares used in computing net income per share attributable to common stockholders: (2)
Basic	31,914	11,891	5,053	4,706	4,400
Diluted	35,973	28,352	24,194	23,562	22,804

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$97,196	$118,432	$24,548	$15,010	$9,949
Long-term investments	35,608	—	—	—	—
Total assets	192,603	170,318	68,789	44,360	34,244
Deferred revenues, current	67,505	56,497	46,717	37,811	33,266
Deferred revenues, noncurrent	8,889	8,616	4,713	1,734	1,864
Convertible preferred stock	—	—	63,873	63,745	63,745
Total stockholders’ equity (deficit)	103,117	91,555	(64,424)	(69,401)	(72,740)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenues	$432	$276	$143	$80	$47
Research and development	1,047	672	499	359	315
Sales and marketing	1,244	1,074	578	467	284
General and administrative	2,783	1,430	927	964	474
Total stock-based compensation	$5,506	$3,452	$2,147	$1,870	$1,120

(2)
See Notes 1 and 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted income per share attributable to common stockholders.

Other Financial Data (unaudited):
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Four Quarters Ended December 31,

	2013	2012	2011	2010	2009
	(in thousands)
Four-Quarter Bookings	$118,970	$101,200	$85,118	$69,977	$61,672

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Adjusted EBITDA	$17,427	$13,797	$10,426	$7,648	$6,162

Non-GAAP Financial Measures
Four-Quarter Bookings
Four-Quarter Bookings, a non-GAAP financial measure, is calculated as revenues for the preceding four quarters plus the change in current deferred revenues for the same period. This metric was provided as an additional tool for investors to use in assessing our business performance in a way that more fully reflected current business trends than reported revenues and reduced the variations in any particular quarter caused by customer subscription renewals. It included sales of subscriptions to new customers, as well as subscription renewals and upsells of additional subscriptions to existing customers.

The following unaudited table presents the reconciliation of revenues to Four-Quarter Bookings for the four quarters ended December 31, 2013, 2012, 2011, 2010 and 2009.

	Four Quarters Ended December 31,

	2013	2012	2011	2010	2009
	(in thousands)
Revenues	$107,962	$91,420	$76,212	$65,432	$57,425
Deferred revenues, current
Beginning of the Four-Quarter Period	56,497	46,717	37,811	33,266	29,019
Ending	67,505	56,497	46,717	37,811	33,266
Net change	11,008	9,780	8,906	4,545	4,247
Four-Quarter Bookings	$118,970	$101,200	$85,118	$69,977	$61,672

As our revenues have increased over the last several years, we have determined that since a significant portion of this metric is based on revenues, it reflects more historical trends rather than a trend of future growth. Accordingly, this is the last period for which we will provide this metric because we believe that the change in deferred revenues is a more useful and accurate metric for investors to use in assessing the material sales trends in our business. Deferred revenues reflect transactions in prior periods that will be recognized as revenues in the future and thus is a better measure for investors to use as part of their assessment of our overall business performance.

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
The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income	$1,624	$2,280	$1,954	$847	$859
Other (income) expense, net	185	366	536	566	40
Provision for (benefit from) income taxes	500	358	416	(204)	220
Depreciation and amortization of property and equipment	9,195	6,895	4,939	4,400	3,868
Amortization of intangible assets	417	446	434	169	55
Stock-based compensation	5,506	3,452	2,147	1,870	1,120
Adjusted EBITDA	$17,427	$13,797	$10,426	$7,648	$6,162

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 84%, 87% and 90% of total revenues in 2013, 2012 and 2011, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. Historically, we have experienced significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2012 grew $8.7 million to $100.1 million during 2013. We expect this trend to continue.

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2013, we had over 6,700 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2013, 2012 and 2011, approximately 70%, 68% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth over the past three years. Our revenues increased from $76.2 million in 2011 to $91.4 million in 2012, and reached $108.0 million in 2013, representing period-over-period increases of $15.2 million, and $16.5 million, or 20% and 18%, respectively. We generated net income of $2.0 million in 2011, $2.3 million in 2012, and $1.6 million in 2013.

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

Four-Quarter Bookings
Four-Quarter Bookings, a non-GAAP financial measure, is calculated as revenues for the preceding four quarters plus the change in current deferred revenues for the same period. This metric was provided as an additional tool for investors to use in assessing our business performance in a way that more fully reflected current business trends than reported revenues and reduced the variations in any particular quarter caused by customer subscription renewals. It included sales of subscriptions to new customers, as well as subscription renewals and upsells of additional subscriptions to existing customers. Four Quarter Bookings should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP.
See the section titled “Selected Consolidated Financial and Other Data - Non-GAAP Financial Measures” for a reconciliation of revenues to Four-Quarter Bookings.

	Four Quarters Ended December 31,
	2013	2012	2011
	(in thousands, except percentages)
Four-Quarter Bookings	$118,970	$101,200	$85,118
Percentage change from prior year period	18%	19%	22%

As our revenues have increased over the last several years, we have determined that since a significant portion of this metric is based on revenues, it reflects more historical trends rather than a trend of future growth. Accordingly, this is the last period for which we will provide this metric because we believe that the change in deferred revenues is a more useful and accurate metric for investors to use in assessing the material sales trends in our business. Deferred revenues reflect transactions in prior periods that will be recognized as revenues in the future and thus is a better measure for investors to use as part of their assessment of our overall business performance.

Adjusted EBITDA
We monitor Adjusted EBITDA, a non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude in Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry. See the section titled “Selected Consolidated Financial and Other Data - Non-GAAP Financial Measures” for a reconciliation of net income to Adjusted EBITDA.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Adjusted EBITDA	$17,427	$13,797	$10,426
Percentage of revenues	16%	15%	14%

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

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel and the rate at which they generate incremental revenues may affect our future operating results. We expect to invest significantly in additional sales personnel and more marketing programs as we introduce new solutions to our platform, which will increase sales and marketing expenses in absolute dollars.

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams as well as professional services, insurance, fees, certain other corporate governance-related expenses, and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel and incur professional services to support our continued growth and operate as a public company, including compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British pound and Japanese yen; and interest expense associated with our capital leases.

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

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods presented.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Income Data:
Revenues	$107,962	$91,420	$76,212
Cost of revenues (1)	24,660	18,404	13,247
Gross profit	83,302	73,016	62,965
Operating expenses:
Research and development (1)	21,678	20,195	19,633
Sales and marketing (1)	42,523	37,738	31,526
General and administrative (1)	16,792	12,079	8,900
Total operating expenses	80,993	70,012	60,059
Income from operations	2,309	3,004	2,906
Other income (expense), net	(185)	(366)	(536)
Income before provision for income taxes	2,124	2,638	2,370
Provision for income taxes	500	358	416
Net income	$1,624	$2,280	$1,954
____________________

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$432	$276	$143
Research and development	1,047	672	499
Sales and marketing	1,244	1,074	578
General and administrative	2,783	1,430	927
Total stock-based compensation	$5,506	$3,452	$2,147

The following table sets forth selected consolidated statements of income data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2013	2012	2011
Revenues	100%	100%	100%
Cost of revenues	23%	20%	17%
Gross profit	77%	80%	83%
Operating expenses:
Research and development	20%	22%	26%
Sales and marketing	39%	41%	41%
General and administrative	16%	14%	12%
Total operating expenses	75%	77%	79%
Income from operations	2%	3%	4%
Other income (expense), net	0%	0%	(1)%
Income before provision for income taxes	2%	3%	3%
Provision for income taxes	0%	1%	0%
Net income	2%	2%	3%

Comparison of Years Ended December 31, 2013 and 2012
Revenues

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$107,962	$91,420	$16,542	18%

Revenues increased $16.5 million in 2013 compared to 2012. Revenues from customers existing at or prior to December 31, 2012 grew $8.7 million to $100.1 million in 2013 due to increased subscriptions. Subscriptions from new customers added in 2013 contributed $7.8 million to the increase in revenues. Of the total increase of $16.5 million, $12.9 million was from customers in the United States and the remaining $3.6 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$24,660	$18,404	$6,256	34%
Percentage of revenues	23%	20%
Gross profit percentage	77%	80%

Cost of revenues increased $6.3 million in 2013 compared to 2012, primarily due to a $2.3 million increase in depreciation expenses primarily related to additional computer hardware and software for our new and existing data centers; increased personnel expenses of $1.9 million, principally driven by the addition of employees in our operations staff; increased data center costs of $0.9 million, driven by new data centers, expanded storage and other data center-related costs; and increased third-party software maintenance expense of $0.7 million. The decrease in gross profit percentage reflects the impact of continued increased investments to expand our data center infrastructure, to further enable disaster recovery of our solutions, and to add capacity to deploy new solutions on our cloud platform.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Research and development	$21,678	$20,195	$1,483	7%
Percentage of revenues	20%	22%

Research and development expenses increased $1.5 million in 2013 compared to 2012, primarily due to an increase in personnel expenses of $1.5 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$42,523	$37,738	$4,785	13%
Percentage of revenues	39%	41%

Sales and marketing expenses increased $4.8 million in 2013 compared to 2012, primarily due to an increase in personnel expenses of $3.3 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions as a result of higher bookings. We also incurred increased travel-related costs of $0.4 million and increased recruiting expenses of $0.4 million.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$16,792	$12,079	$4,713	39%
Percentage of revenues	16%	14%

General and administrative expenses increased $4.7 million in 2013 compared to 2012, primarily due to an increase in personnel expenses of $2.2 million, including higher stock-based compensation, principally due to the addition of employees to support the growth of our business and building out our infrastructure to support public company requirements. We also incurred increased insurance, director fees and other fees of $0.8 million; as well as increased stock-based compensation of $0.5 million related to non-employees, primarily due to relatively higher stock prices; and increased professional services of $0.5 million.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income (expense), net	$(185)	$(366)	$181	(49)%
Percentage of revenues	0%	0%

Other income (expense), net increased $0.2 million in 2013 compared to 2012, primarily due to increased investment income of $0.3 million; proceeds of $0.2 million received from a negotiated settlement in 2013; and decreased interest expense of $0.1 million; partially offset by an increase in foreign currency exchange losses of $0.4 million.

Provision for Income Taxes

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Provision for income taxes	$500	$358	$142	40%
Percentage of revenues	0%	1%

Provision for income taxes increased $0.1 million in 2013 compared to 2012, primarily due to increases in foreign and state taxes and also due to a reduction of the liability for uncertain tax positions for closure of tax years in foreign jurisdictions in 2012.
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

Cost of revenues increased $5.2 million in 2012 compared to 2011, primarily due to $2.0 million of higher depreciation expenses related to additional data center equipment, third-party software and physical scanner appliances deployed to customers; increased personnel expenses of $1.5 million, principally driven by the addition of employees in our operations team; and increased third-party software maintenance expense of $1.0 million. The decrease in gross profit percentage reflects the impact of increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform.
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
Sales and marketing expenses increased $6.2 million in 2012 compared to 2011, primarily due to an increase in personnel expenses of $4.9 million, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions as a result of higher bookings; increased travel and related expense of $0.5 million; and increased marketing program and event expenses of $0.3 million.
General and Administrative Expenses

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$12,079	$8,900	$3,179	36%
Percentage of revenues	14%	12%
General and administrative expenses increased $3.2 million in 2012 compared to 2011, primarily due to an increase in personnel expenses of $1.4 million, principally driven by the addition of employees to support the growth of our business; an increase in non-employee stock-based compensation of $0.3 million; and an increase in professional services expenses of $0.7 million.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income (expense), net	$(366)	$(536)	$170	(32)%
Percentage of revenues	0%	(1)%
Other income (expense), net decreased $0.2 million in 2012 compared to 2011, primarily due to lower foreign currency exchange losses in 2012 compared to 2011.
Provision for (Benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$358	$416	$(58)	(14)%
Percentage of revenues	1%	0%
Provision for income taxes decreased $0.1 million in 2012 compared to 2011, primarily due to a reduction of the liability for uncertain tax positions of $0.1 million, primarily resulting from closure of tax years in foreign jurisdictions during 2012, partially offset by increase in foreign and state taxes.

Liquidity and Capital Resources

Since our inception, we had financed our operations primarily through proceeds from the issuance of our preferred stock, including $23.2 million invested by Philippe F. Courtot, our Chairman and Chief Executive Officer, and cash flows from operations. On October 3, 2012, we closed our IPO and received net proceeds of approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with our IPO of $2.9 million. At December 31, 2013, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $132.8 million, including $2.2 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2013, 2012 and 2011. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $12 million through December 31, 2014 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

To the extent that existing cash, cash equivalents, short-term and long-term investments, and cash from operations are insufficient to fund our future activities, we may need to raise additional funding through debt and equity financing. Additional funds may not be available on favorable terms or at all.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$25,146	$21,952	$17,190
Cash used in investing activities	(20,688)	(94,784)	(7,499)
Cash provided by (used in) financing activities	3,077	83,202	(10)
Effect of exchange rate changes on cash and cash equivalents	(51)	(33)	(143)
Net increase in cash and cash equivalents	$7,484	$10,337	$9,538

Cash Flows from Operating Activities
In 2013, cash flows from operating activities of $25.1 million resulted from our net income of approximately $1.6 million, as adjusted by an increase in deferred revenues of $11.3 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $9.6 million and stock-based compensation expense of $5.5 million. These working capital increases are partially offset by an increase in accounts receivable of $4.3 million, due to the overall growth of our business.
In 2012, operating activities provided $22.0 million in cash related to an increase of $13.7 million in deferred revenues, attributable to our continued growth and an increase in subscriptions exceeding one year; and net income of $2.3 million; adjusted by non-cash items including depreciation and amortization of $7.3 million and stock-based compensation of $3.5 million. These sources of cash were partially offset by an increase of $4.0 million in accounts receivable due to the overall growth of our business and a decrease of $1.4 million in accounts payable and accrued liabilities due to the timing of payments.
In 2011, operating activities provided $17.2 million in cash as a result of net income of $2.0 million, adjusted by non-cash items, including depreciation and amortization of $5.4 million and stock-based compensation of $2.1 million. Working capital sources of cash were related to an increase of $11.9 million in deferred revenues, attributable to our continued growth and an increase in subscriptions exceeding one year; a $4.0 million increase in accounts payable and accrued liabilities primarily related to increased headcount and operations; and a $1.8 million increase in other non-current liabilities related to obligations for multi-year maintenance and support agreements for third-party licensed technology. These sources of cash were partially offset by an increase of $6.7 million in accounts receivable due to the overall growth of our business as new bookings outpaced collections of existing receivables and a $3.6 million increase in prepaid expenses and other assets related to long-term maintenance contracts on third-party licensed technology.

Cash Flows from Investing Activities
In 2013, cash used in investing activities of $20.7 million was primarily attributable to $13.7 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, there were also purchases of investments of $145.3 million, partially offset by the sales and maturities of investments of $138.1 million.
In 2012, we invested $83.5 million of our IPO proceeds in short-term investments. In 2012 and 2011, we used $11.2 million and $7.5 million, respectively, of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In 2013, cash provided by financing activities of $3.1 million was primarily attributable to $4.1 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $1.2 million.
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

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, and capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$10,476	$4,014	$4,536	$1,891	$35
Capital lease obligations(2)	812	812	—	—	—
Maintenance obligations(3)	289	289	—	—	—
Total	$11,577	$5,115	$4,536	$1,891	$35

(1)	Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers and office equipment.

(2)	Capital lease obligations represent financing on computer software purchases.

(3)	Maintenance obligations relate to third-party software licenses.

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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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
As of December 31, 2013, we had recorded a valuation allowance on our net deferred tax assets. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carry-forwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate. As of December 31, 2013, based on the accumulation of negative evidence, such as inconsistent quarterly earnings, including operating losses in the three months ended March 31, 2013, March 31, 2012 and June 30, 2012, continued significant investment in sales personnel and marketing programs, research and development activities and in our infrastructure, and international expansion, management determined it was not more likely than not that the benefits of our deferred tax assets will be realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards and other deferred tax assets, an adjustment to our net operating loss or tax credit carryforwards and other deferred tax assets would increase net income in the period in which we make such a determination.
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
We also record compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is periodically remeasured as they vest over a service period.
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
The expected term of options was estimated by analyzing the historical period from grant to settlement of the stock option. This analysis includes exercises and forfeitures, and also gives consideration to the expected holding period for those options that were still outstanding. The risk-free interest rate is based on a daily treasury yield curve rate that has a term consistent with the expected life of the stock option. We have not paid and do not anticipate paying cash dividends on our common stock, and therefore our expected dividend yield is assumed to be zero. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
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
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and certain cash equivalents, accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

We measure and report certain cash equivalents, investments and derivative forward currency contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Our financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, municipal bonds, asset-backed securities and derivative financial instruments consisting of forward currency contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs.

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

We use use foreign exchange forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in Euros and British pound. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity
We have $132.8 million in cash, cash equivalents and short-term and long-term investments at December 31, 2013. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.

The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our investments are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. Due to the nature of these investments held as available-for-sale securities, we do not believe that a 10% increase or decrease in interest rates would have a material impact on our operating results or cash flows.

Item 8.	Financial Statements and Supplementary Data

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Qualys, Inc.

We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualys, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
San Francisco, California
February 28, 2014

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$42,369	$34,885
Short-term investments	54,827	83,547
Accounts receivable, net of allowance of $389 and $331 at December 31, 2013 and 2012, respectively	28,581	24,545
Prepaid expenses and other current assets	4,679	4,377
Total current assets	130,456	147,354
Long-term investments	35,608	—
Property and equipment, net	23,075	18,148
Intangible assets, net	2,394	2,811
Goodwill	317	317
Other noncurrent assets	753	1,688
Total assets	$192,603	$170,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,930	$2,031
Accrued liabilities	9,037	7,803
Deferred revenues, current	67,505	56,497
Capital lease obligations, current	805	1,183
Total current liabilities	79,277	67,514
Deferred revenues, noncurrent	8,889	8,616
Income taxes payable, noncurrent	717	594
Other noncurrent liabilities	603	1,231
Capital lease obligations, noncurrent	—	808
Total liabilities	89,486	78,763
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 32,375,299 and 31,420,028 shares issued and outstanding at December 31, 2013 and 2012, respectively	32	31
Additional paid-in capital	176,641	166,651
Accumulated other comprehensive loss	(1,088)	(1,035)
Accumulated deficit	(72,468)	(74,092)
Total stockholders’ equity	103,117	91,555
Total liabilities and stockholders’ equity	$192,603	$170,318

See accompanying Notes to Consolidated Financial Statements
Qualys, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$107,962	$91,420	$76,212
Cost of revenues	24,660	18,404	13,247
Gross profit	83,302	73,016	62,965
Operating expenses:
Research and development	21,678	20,195	19,633
Sales and marketing	42,523	37,738	31,526
General and administrative	16,792	12,079	8,900
Total operating expenses	80,993	70,012	60,059
Income from operations	2,309	3,004	2,906
Other income (expense), net:
Interest expense	(43)	(192)	(204)
Interest income	375	14	14
Other income (expense), net	(517)	(188)	(346)
Total other income (expense), net	(185)	(366)	(536)
Income before provision for income taxes	2,124	2,638	2,370
Provision for income taxes	500	358	416
Net income	$1,624	$2,280	$1,954
Net income attributable to common stockholders	$1,622	$1,076	$436
Net income per share attributable to common stockholders:
Basic	$0.05	$0.09	$0.09
Diluted	$0.05	$0.08	$0.08
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	31,914	11,891	5,053
Diluted	35,973	28,352	24,194

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$1,624	$2,280	$1,954
Change in foreign currency translation gain (loss), net of zero tax	(83)	(59)	(166)
Available-for-sale investments:
Change in net unrealized gain on investments, net of zero tax	38	8	—
Less: reclassification adjustment for net gain included in net income	(8)	—	—
Net change, net of zero tax	30	8	—
Other comprehensive income (loss), net	(53)	(51)	(166)
Comprehensive income	$1,571	$2,229	$1,788

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$1,624	$2,280	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,612	7,341	5,373
Bad debt expense	307	218	193
Loss on disposal of property and equipment	12	10	1
Stock-based compensation	5,506	3,452	2,147
Non-cash interest expense	—	24	36
Amortization of premiums on investments	282	7	—
Changes in operating assets and liabilities:
Accounts receivable	(4,343)	(4,014)	(6,651)
Prepaid expenses and other assets	510	92	(3,564)
Accounts payable	(112)	(242)	1,248
Accrued liabilities	303	(1,110)	2,752
Deferred revenues	11,281	13,683	11,885
Other noncurrent liabilities	164	211	1,816
Net cash provided by operating activities	25,146	21,952	17,190
Cash flows from investing activities:
Purchases of investments	(145,263)	(83,547)	—
Sales and maturities of investments	138,124	—	—
Purchases of property and equipment	(13,663)	(11,188)	(7,499)
Release of restricted cash	114	—	—
Purchases of intangible assets	—	(49)	—
Net cash used in investing activities	(20,688)	(94,784)	(7,499)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	84,534	—
Proceeds from exercise of stock options	4,073	1,685	948
Proceeds from early exercise of stock options	40	384	390
Income tax benefits from exercise of stock options	150	—	—
Proceeds from issuance of Series C Preferred Stock	—	—	128
Principal payments under capital lease obligations	(1,186)	(2,401)	(1,476)
Non-contingent payment related to acquisition	—	(1,000)	—
Net cash provided by (used in) financing activities	3,077	83,202	(10)
Effect of exchange rate changes on cash and cash equivalents	(51)	(33)	(143)
Net increase in cash and cash equivalents	7,484	10,337	9,538
Cash and cash equivalents at beginning of period	34,885	24,548	15,010
Cash and cash equivalents at end of period	$42,369	$34,885	$24,548
Supplemental disclosures of cash flow information
Cash paid for interest expense	$43	$162	$128
Cash paid for income taxes, net of refunds	390	299	108
Non-cash investing and financing activities
Purchase of property and equipment recorded in accrued liabilities	487	—	—
Purchase of property and equipment under capital lease	—	—	3,100
Vesting of early exercised common stock options	262	155	52
Conversion of convertible preferred stock to common stock	—	63,873	—
Issuance of common stock for acquisition of license	—	51	—
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balances at December 31, 2010	17,562,410	$63,745	4,862,351	$5	$9,738	$(818)	$(78,326)	$(69,401)
Net income	—	—	—	—	—	—	1,954	1,954
Foreign currency translation	—	—	—	—	—	(166)	—	(166)
Issuance of Series C Preferred Stock upon exercise of warrants	34,848	128	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	432,687	—	948	—	—	948
Vesting of early exercised common stock options	—	—	—	—	52	—	—	52
Repurchase of unvested early exercised stock options	—	—	(1,000)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	6,250	—	59	—	—	59
Stock-based compensation	—	—	—	—	2,088	—	—	2,088
Other adjustments	—	—	—	—	42	—	—	42
Balances at December 31, 2011	17,597,258	63,873	5,300,288	5	12,927	(984)	(76,372)	(64,424)
Net income	—	—	—	—	—	—	2,280	2,280
Foreign currency translation	—	—	—	—	—	(59)	—	(59)
Change in unrealized gain(loss) on short-term investments	—	—	—	—	—	8	—	8
Issuance of common stock upon initial public offering, net of offering costs	—	—	7,836,250	8	84,526		—	84,534
Conversion of preferred stock to common stock upon initial public offering	(17,597,258)	(63,873)	17,597,258	17	63,856		—	63,873
Issuance of common stock upon exercise of stock options	—	—	724,316	1	1,684	—	—	1,685
Vesting of early exercised common stock options	—	—	—	—	155	—	—	155
Repurchase of unvested early exercised stock options	—	—	(60,126)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	15,945	—	45	—	—	45
Issuance of common stock for acquisition of license	—	—	6,097	—	51	—	—	51
Stock-based compensation	—	—	—	—	3,407	—	—	3,407
Balances at December 31, 2012	—	—	31,420,028	31	166,651	(1,035)	(74,092)	91,555
Net income	—	—	—	—	—	—	1,624	1,624
Foreign currency translation	—	—	—	—	—	(83)	—	(83)
Change in unrealized gain (loss) on investments	—	—	—	—	—	30	—	30
Issuance of common stock upon exercise of stock options	—	—	952,871	1	4,072	—	—	4,073
Vesting of early exercised common stock options	—	—	—	—	262	—	—	262
Income tax benefits from exercise of stock options	—	—	—	—	150	—	—	150
Repurchase of unvested early exercised stock options		—	(500)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	2,900	—	41	—	—	41
Stock-based compensation	—	—	—	—	5,465	—	—	5,465
Balances at December 31, 2013	—	$—	32,375,299	$32	$176,641	$(1,088)	$(72,468)	$103,117
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

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

Concentration of Credit Risk
The Company invests its cash and cash equivalents with major financial institutions. Cash balances with any one institution at times may be in excess of federally insured limits. Cash equivalents are invested in high-quality investment grade financial instruments and are diversified. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of December 31, 2013 and 2012, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon retirement or disposal, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance that do not extend the life of an asset are expensed as incurred and major improvements are capitalized as property and equipment.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2013 and 2012, the Company has not written down any of its long-lived assets as a result of impairment.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2013 and concluded there was no impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment as of December 31, 2013 and concluded there was no impairment of the indefinite-lived intangible assets.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software Development Costs
The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Total capitalized development costs are $0.3 million at December 31, 2013 and 2012. The capitalized development costs are recorded within other noncurrent assets and were fully amortized at December 31, 2013 and 2012.

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

At December 31, 2013, the Company had two outstanding forward contracts with notional amounts of 6.3 million Euros and 2.0 million British Pounds, which expired on January 31, 2014. At December 31, 2012, the Company had one outstanding forward contract with a notional amount of 10.7 million Euros, which expired on January 31, 2013. These contracts were entered into as of December 31, 2013 and 2012 respectively, and thus the fair value of the contracts was $0 at December 31, 2013 and 2012. The Company began to use these forward contracts in December 2011. In 2013, the Company recorded a loss of $0.8 million from these contracts, which was partially offset by foreign currency transaction gains of $0.2 million for the year. In 2012, the Company recorded a loss of $0.4 million from these contracts, which was partially offset by foreign currency transaction gains of $0.2 million for the year. These derivatives were not designated as hedges.

Stock-Based Compensation
The Company recognizes stock-based compensation expense for its employee stock options over the requisite service period for awards of equity instruments based on the grant-date fair value of those awards expected to vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Option grants to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes model and the expense is recognized over the period in which services are received. The stock-based compensation expense for non-employees is subject to periodic adjustments as the options vest.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. The Company incurred advertising costs of $4.2 million, $4.3 million, and $4.1 million for 2013, 2012 and 2011, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on available-for-sale investments, which are not included in the Company’s net income. Both of these items are reflected net of tax. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Translation and Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable local foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company’s consolidated financial statements. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect as of the balance sheet date, and income and expenses are translated at average exchange rates during the period. Resulting translation

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transaction gains or losses are recognized in other income (expense). The Company recorded foreign currency transaction losses of $(0.6) million, $(0.2) million and $(0.3) million during 2013, 2012 and 2011, respectively.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including cash and certain cash equivalents, accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

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

The Company's financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, municipal bonds and asset-backed securities and derivative financial instruments consisting of forward currency contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs. See Note 2 for more information regarding the fair value measurement of the Company's financial instruments.

Net Income Per Share Attributable to Common Stockholders
The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Convertible preferred stock and common stock subject to repurchase resulting from the early exercise of stock options are considered to be participating securities since they contain non-forfeitable rights to dividends or dividend equivalents in the event the Company declares a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities are subtracted from net income after deducting preferred stock dividends, if any, to determine total undistributed earnings to be allocated to common stockholders. The holders of our convertible preferred stock did not have a contractual obligation to share in our net losses and such shares were excluded from the computation of basic earnings per share in periods of net loss.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. The Company adopted this standard in 2013 and the adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued an update to ASC 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this update, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (”AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted this standard in the first quarter of 2013, and the adoption of this standard did not have a material impact on the consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.	Fair Value of Financial Instruments

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,488	$—	$—	$27,488
Money market funds	183	—	—	183
Commercial paper	14,697	1	—	14,698
Total	42,368	1	—	42,369
Short-term investments:
Commercial paper	32,784	6	—	32,790
Corporate bonds	16,894	11	—	16,905
Municipal bonds	1,128	—	—	1,128
U.S. government agencies	4,004	—	—	4,004
Total	54,810	17	—	54,827
Long-term investments:
Asset-backed securities	5,497	4	—	5,501
U.S. government agencies	14,835	1	(3)	14,833
Corporate bonds	15,256	22	(4)	15,274
Total	35,588	27	(7)	35,608
Total	132,766	45	(7)	132,804

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$23,419	$—	$—	$23,419
Money market funds	170	—	—	170
Commercial paper	11,294	2	—	11,296
Total	34,883	2	—	34,885
Short-term investments:
Commercial paper	21,078	2	—	21,080
U.S. government agencies	62,463	4	—	62,467
Total	83,541	6	—	83,547
Total	$118,424	$8	$—	$118,432

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$47,488	$—	$47,488
U.S. government agencies	—	18,837	—	18,837
Municipal bonds	—	1,128	—	1,128
Corporate bonds	—	32,179	—	32,179
Asset-backed securities	—	5,501	—	5,501
Total	$—	$105,133	$—	$105,133

	December 31, 2012
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$32,376	$—	$32,376
U.S. government agencies	—	62,467	—	62,467
Total	$—	$94,843	$—	$94,843

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	December 31, 2013
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$47,488	$—	$—	$47,488
U.S. government agencies	4,004	14,833	—	18,837
Municipal bonds	1,128	—	—	1,128
Corporate bonds	16,905	15,274	—	32,179
Asset-backed securities	—	—	5,501	5,501
Total	$69,525	$30,107	$5,501	$105,133

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$32,376	$—	$—	$32,376
U.S. government agencies	62,467	—	—	62,467
Total	$94,843	$—	$—	$94,843

At December 31, 2013 and 2012, derivative financial instruments, consisting of foreign currency forward contracts, were valued at $0 as the contracts were entered into on the last day of the respective reporting periods. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	December 31,
	2013	2012
	(in thousands)
Computer equipment	$27,464	$18,798
Computer software	9,277	6,327
Furniture, fixtures and equipment	2,031	1,545
Scanner appliances	17,055	16,470
Leasehold improvements	2,100	1,672
Total property and equipment	57,927	44,812
Less: accumulated depreciation and amortization	(34,852)	(26,664)
Property and equipment, net	$23,075	$18,148

Assets held under capital lease included in computer software at December 31, 2013 and 2012 totaled approximately $3.1 million and $3.8 million, respectively. The related accumulated depreciation at December 31, 2013 and 2012 totaled $1.2 million. The capital lease obligations are secured by the related software.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $4.7 million and $5.5 million at December 31, 2013 and 2012, respectively, including assets that have not been placed in service of $0.6 million and $1.5 million, respectively. Other fixed assets not placed in service at December 31, 2013 and 2012, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $1.6 million and $1.7 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $9.2 million, $6.9 million and $4.9 million for 2013, 2012 and 2011, respectively.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying values of intangible assets are as follows (in thousands):

			December 31,
			2013		2012
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(909)	$1,001	$(637)	$1,273
Patent license	14 years	1,388	(323)	1,065	(223)	1,165
Non-competition agreements and other	3 years	171	(138)	33	(93)	78
Total intangibles subject to amortization		$3,469	$(1,370)	2,099	$(953)	2,516
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,394		$2,811

Intangibles amortization expense for 2013, 2012 and 2011 was $0.4 million.

As of December 31, 2013, the Company expects amortization expense in future periods to be as follows (in thousands):

2014	$392
2015	386
2016	373
2017	282
2018	100
2019 and thereafter	566
Total expected future amortization expense	$2,099

Goodwill, which is not subject to amortization, totaled $0.3 million as of December 31, 2013 and 2012.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.	Commitments and Contingencies

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2019. The Company has also entered into a capital lease obligation, with an interest rate of 1.8%, a portion of which is secured by the related computer equipment software as of December 31, 2013 and 2012.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. In connection with this transaction, the Company also has minimum obligations for related maintenance and support, which were amended in June 2013. The minimum obligations were $0.3 million and $1.6 million at December 31, 2013 and 2012, respectively. Such obligations for maintenance and support are recorded in current liabilities in the accompanying consolidated balance sheets at December 31, 2013 and current and noncurrent liabilities at December 31, 2012.

The following are the minimum annual lease payments due under these leases at December 31, 2013:

	Operating Leases	Capital Leases
	(in thousands)
2014	$4,014	$812
2015	2,682	—
2016	1,854	—
2017	1,627	—
2018	264	—
2019	35	—
Total minimum lease payments	$10,476	812
Less amount representing interest		(7)
Present value of minimum payments		805
Less current portion		(805)
Capital lease obligations, noncurrent		$—

Rent expense was $5.4 million, $4.3 million and $3.4 million for 2013, 2012 and 2011, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2013 and 2012, the Company has accrued $0.6 million and $0.4 million, respectively, of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying consolidated balance sheets.

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it may have exposure, it has recorded a provision of $0.5 million and $0.4 million at December 31, 2013 and 2012, respectively, which is recorded within accrued liabilities in the consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at December 31, 2013 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At December 31, 2013, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.	Stockholders' Equity

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2013:

Options outstanding under equity incentive plans
2000 Equity Incentive Plan (1)	5,176,506
2012 Equity Incentive Plan (1)	1,862,587
Shares available for future grants under equity incentive plans
2012 Equity Incentive Plan (1)	1,173,450
Total shares reserved for future issuance	8,212,543
(1) See Note 8 for a description of these plans.

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2013 and 2012, there are no issued or outstanding shares of preferred stock.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss):

	December 31,
	2013	2012
	(in thousands)
Foreign currency translation gain (loss), net of zero tax	$(1,126)	$(1,043)
Net unrealized gain on investments, net of zero tax	38	8
Total	$(1,088)	$(1,035)

NOTE 8.	Employee Stock and Benefit Plans

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2013, 1,173,450 shares were available for grant under the 2012 Plan.

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

Options granted under the 2000 Plan were immediately exercisable, and unvested shares are subject to repurchase by the Company. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. At December 31, 2013 and 2012, there were 11,145 and 47,220 shares, respectively, that were subject to the Company’s right to repurchase. The Company repurchased 500, 60,126 and 1,000 unvested common shares in 2013, 2012 and 2011, respectively. The amounts paid for these shares purchased under an early exercise of stock options are not reported as a component of stockholders’ equity (deficit) until those shares vest. The amounts received in exchange for these shares totaled $0.1 million and $0.3 million as of December 31, 2013 and 2012, respectively, have been recorded as an accrued liability in the accompanying consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Employee Stock-based Compensation

Stock-based employee compensation is included in the consolidated statements of income as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues	$421	$272	$139
Research and development	1,038	649	458
Sales and marketing	1,244	993	579
General and administrative	1,842	1,008	811
Total stock-based employee compensation	$4,545	$2,922	$1,987

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2013, the Company had $11.1 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2 years.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	5.4 to 6.1	5.3 to 6.1	5.6
Volatility	52% to 53%	52% to 53%	55%
Risk-free interest rate	0.7% to 1.5%	0.6% to 0.9%	0.9% to 2.3%
Dividend yield	—	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.9 million, $0.5 million and $0.1 million for 2013, 2012 and 2011, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a service period.

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2010	5,600,875	$2.86	6.4	$6,964
Granted	1,816,850	5.06
Exercised	(432,687)	3.09
Canceled	(672,997)	3.89
Balance as of December 31, 2011	6,312,041	3.36	6.9	16,012
Granted	1,478,781	8.94
Exercised	(724,316)	2.86
Canceled	(552,998)	6.79
Balance as of December 31, 2012	6,513,508	4.39	6.6	67,711
Granted	2,001,400	15.78
Exercised	(952,871)	4.32
Canceled	(522,944)	10.71
Balance as of December 31, 2013	7,039,093	7.17	6.5	112,312
Vested and expected to vest—December 31, 2013	6,472,113	6.49	6.3	107,622
Exercisable—December 31, 2013	5,331,893	4.32	5.8	85,073

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the outstanding and vested stock options at December 31, 2013:

	Outstanding			Vested
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$0.10 - $1.90	1,357,956	$1.73	2.9	1,357,956	$1.73
$2.10 - $2.80	582,998	2.63	4.7	582,998	2.63
$3.80 - $3.80	1,165,018	3.80	5.9	879,766	3.80
$4.10 - $5.10	1,116,084	4.44	6.9	916,914	4.37
$5.90 - $10.77	1,229,305	8.64	8.2	399,243	8.06
$12.68 - $16.68	1,003,657	13.91	9.0	129,143	13.24
$20.80 - $23.81	584,075	21.63	9.7	10,537	20.80
	7,039,093	7.17	6.5	4,276,557	3.83
The weighted-average grant date fair value of the Company’s stock options granted during 2013, 2012 and 2011 was $7.62, $4.27 and $2.56, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2013, 2012 and 2011 was $15.2 million, $6.3 million and $4.7 million, respectively.
The intrinsic value of options exercised was $11.1 million, $4.0 million and $0.8 million during 2013, 2012 and 2011, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

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

During 2013 and 2012, the Company granted 2,900 and 3,750 shares of restricted stock, respectively, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $41,000 and $37,000, respectively.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.	Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Foreign exchange gains (losses)	$(596)	$(179)	$(338)
Other income (expense)	79	(9)	(8)
Other income (expense), net	$(517)	$(188)	$(346)

NOTE 10.	Income Taxes
The Company’s geographical breakdown of income before provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$947	$1,656	$1,593
Foreign	1,177	982	777
Income before provision for income taxes	$2,124	$2,638	$2,370
The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$(40)	$(18)	$45
State	154	202	112
Foreign	452	147	259
Total current provision	566	331	416
Deferred
Federal	$6	$27	$—
State	—	—	—
Foreign	(72)	—	—
Total deferred provision (benefit)	(66)	27	—
Total provision for income taxes	$500	$358	$416

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate of 34.0% to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
State taxes	4.9	5.4	3.5
Stock-based compensation	8.7	22.4	19.4
Foreign source income	0.5	(4.1)	1.4
Change in valuation allowance	(27.3)	(46.9)	(44.0)
Other	2.7	2.8	3.3
Provision for income taxes	23.5%	13.6%	17.6%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$18,894	$19,658
Research and development credit carryforwards	5,189	4,055
Accrued liabilities	581	535
Deferred revenues	3,188	3,085
Deferred rent	210	153
Intangible assets	440	385
Stock-based compensation	1,714	843
Foreign	—	4
Other	521	403
Gross deferred tax assets	30,737	29,121
Valuation allowance	(27,181)	(26,257)
Net deferred tax assets	3,556	2,864
Deferred tax liabilities
Fixed assets	(3,484)	(2,854)
Intangible assets	(34)	(27)
Total deferred tax liabilities	(3,518)	(2,881)
Net deferred tax assets (liabilities)	$38	$(17)
Current and non-current deferred tax assets and liabilities included in the consolidated balance sheets are recorded as follows:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax assets	$113	$106
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	72	—
Noncurrent deferred tax liabilities	(147)	(123)
Net deferred tax assets (liabilities)	$38	$(17)

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of December 31, 2013, we have provided a valuation allowance for our deferred tax assets that we believe are not more likely than not realizable. The valuation allowance increased by $0.9 million for 2013 and decreased by $0.5 million for 2012.
At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $51.4 million and $21.9 million respectively, available to reduce federal and state taxable income. The Company’s federal net operating losses expire in the years 2021 to 2033, and its state net operating losses expire from 2014 to 2033. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2013, the Company had federal and state research and development credits of $4.3 million and $4.6 million, respectively. Federal research and development credits expire in the years 2022 to 2033. State research and development credits do not expire.
U.S. income taxes were not provided on undistributed earnings from investments in non-U.S. subsidiaries as the Company intends to continue to reinvest the earnings of these foreign subsidiaries indefinitely. The Company’s share of undistributed earnings of foreign subsidiaries that could be subject to additional U.S. income tax if remitted was approximately $8.5 million and $8.2 million as of December 31, 2013 and 2012, respectively. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
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
A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Unrecognized tax benefits beginning balance	$2,647	$2,792	$2,648
Gross increase for tax positions of prior years	241	—	87
Gross decrease for tax positions of prior years	—	(46)	(120)
Gross increase for tax positions of current year	446	140	242
Settlements	—	(106)	—
Lapse of statute of limitations	(79)	(133)	(65)
Total unrecognized tax benefits	$3,255	$2,647	$2,792
The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $1.0 million, $1.0 million and $1.2 million as of December 31, 2013, 2012 and 2011, respectively.
The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2013, 2012 and 2011.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2008 to 2013 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of France which remains open to examination for the 2011 through 2013 tax years only. As of December 31, 2013, the Company was not under examination by the Internal Revenue Service or any state tax jurisdictions.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the federal research and development credit from January 1, 2012 through December 31, 2013.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.	Segment Information and Information about Geographic Area

The Company operates in one segment. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States. Revenues by geographic area, based on the location of the customer, are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$75,485	$62,616	$51,044
Other	32,477	28,804	25,168
Total revenues	$107,962	$91,420	$76,212

Property and equipment, net, by geographic area, are as follows:

	December 31,
	2013	2012
	(in thousands)
United States	$19,909	$16,495
Other	3,166	1,653
Total property and equipment, net	$23,075	$18,148

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.	Net Income Per Share Attributable to Common Stockholders

The computations for basic and diluted net income per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$1,624	$2,280	$1,954
Net income attributable to participating securities	(2)	(1,204)	(1,518)
Net income attributable to common stockholders - basic	1,622	1,076	436
Undistributed earnings reallocated to participating securities	—	1,201	1,516
Net income attributable to common stockholders - diluted	$1,622	$2,277	$1,952
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders - basic	31,914	11,891	5,053
Effect of potentially dilutive securities:
Convertible preferred stock	—	13,270	17,590
Common stock options	4,059	3,187	1,537
Warrants	—	—	2
Contingently issuable shares related to an acquisition	—	4	12
Weighted-average shares used in computing net income per share attributable to common stockholders - diluted	35,973	28,352	24,194
Net income per share attributable to common stockholders
Basic	$0.05	$0.09	$0.09
Diluted	$0.05	$0.08	$0.08

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Common stock options	952	772	2,758

NOTE 13.	Quarterly Financial Information (Unaudited)
The following table sets forth our unaudited consolidated statements of income data for each of the quarters in the two-year period ended December 31, 2013. The unaudited quarterly consolidated statements of income data set forth below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflect all necessary adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of such data. Our historical results are not necessarily indicative of the results for the full year or any other period. This data should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	Mar. 31, 2012	Jun. 30, 2012	Sep. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013
	(unaudited)
	(in thousands, except per share data)
Revenues	$21,191	$22,190	$23,382	$24,657	$24,883	$26,291	$27,749	$29,039
Cost of revenues	4,160	4,629	4,634	4,981	5,795	5,924	6,415	6,526
Gross profit	17,031	17,561	18,748	19,676	19,088	20,367	21,334	22,513
Operating expenses:
Research and development	5,101	5,148	5,076	4,870	5,297	5,291	5,151	5,939
Sales and marketing	9,246	9,784	8,797	9,911	10,168	10,160	10,411	11,784
General and administrative	2,814	2,843	3,154	3,268	3,896	4,053	4,277	4,566
Total operating expenses	17,161	17,775	17,027	18,049	19,361	19,504	19,839	22,289
Income (loss) from operations	(130)	(214)	1,721	1,627	(273)	863	1,495	224
Other income (expense), net	(77)	(141)	23	(171)	(260)	102	24	(51)
Income (loss) before provision for (benefit from) income taxes	(207)	(355)	1,744	1,456	(533)	965	1,519	173
Provision for (benefit from) income taxes(1)	78	(78)	77	281	70	92	210	128
Net income (loss)	$(285)	$(277)	$1,667	$1,175	$(603)	$873	$1,309	$45
Net income (loss) attributable to common stockholders	$(285)	$(277)	$415	$1,159	$(603)	$872	$1,308	$45
Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$(0.05)	$0.07	$0.04	$(0.02)	$0.03	$0.04	$0.00
Diluted	$(0.05)	$(0.05)	$0.06	$0.03	$(0.02)	$0.02	$0.04	$0.00

(1) Includes a benefit from income taxes in the three months ended June 30, 2012 primarily resulting from reductions in the liability for uncertain tax positions due to the lapse of the statute of limitations or closure of tax years due to a completed audit of our French subsidiary. Provision in other periods consist primarily of taxes on income in foreign jurisdictions and state income taxes in the United States.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 1992 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2013	$331	$307	$(249)	$389
Year ended December 31, 2012	$230	$218	$(117)	$331
Year ended December 31, 2011	$138	$193	$(101)	$230

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on February 28, 2014.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman and Chief Executive Officer (principal executive officer)	February 28, 2014
Philippe F. Courtot

/s/ DONALD C. MCCAULEY	Chief Financial Officer (principal financial and accounting officer)	February 28, 2014
Donald C. McCauley

/s/ SANDRA E. BERGERON	Director	February 28, 2014
Sandra E. Bergeron

/s/ DONALD R. DIXON	Director	February 28, 2014
Donald R. Dixon

/s/ JEFFREY P. HANK	Director	February 28, 2014
Jeffrey P. Hank

/s/ GENERAL PETER PACE	Director	February 28, 2014
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 28, 2014
Kristi M. Rogers

/s/ HOWARD A. SCHMIDT	Director	February 28, 2014
Howard A. Schmidt

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Amended and Restated Investor Rights Agreement, by and among Qualys, Inc. and the investors party thereto, dated July 12, 2005.		S-1	333-182027	4.2	June 8, 2012

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*	Offer Letter, between Qualys, Inc. and Donald C. McCauley, dated February 7, 2006, as amended.		S-1	333-182027	10.6	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and John N. Wilson, dated August 20, 2010.		S-1	333-182027	10.7	June 8, 2012

10.8*	Offer Letter, between Qualys, Inc. and Peter Albert, dated April 14, 2011.		S-1	333-182027	10.8	June 8, 2012

10.9*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.10*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.11	Lease Agreement, between Qualys, Inc. and Westport Office Park, LLC, dated July 11, 2006, as amended August 10, 2007, May 20, 2010 and December 5, 2011.		S-1	333-182027	10.11	June 8, 2012

10.12*	2011 Corporate Bonus Plan.		S-1	333-182027	10.12	June 8, 2012

10.13*	2012 Corporate Bonus Plan.		S-1	333-182027	10.13	June 8, 2012

10.14	Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.15†	Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.16†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

10.17*		Offer Letter, between Qualys, Inc. and Ann S. Johnson, dated November 7, 2013		8-K	001-35662	10.1	November 12, 2013

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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
X

101.INS		XBRL Instance Document	X

101.SCH		XBRL Taxonomy Extension Schema Document	X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		XBRL Taxonomy Extension Definition Linkbase	X

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	X

	*	Indicates a management contract or compensatory plan or arrangement.
	†	Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.