Form 10-Q
period 2014-03-31
QUALYS, INC.
filed 2014-05-08
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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
The number of shares of the Registrant's common stock outstanding as of April 30, 2014 was 32,680,405.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$48,296	$42,369
Short-term investments	57,312	54,827
Accounts receivable, net of allowance of $380 and $389 at March 31, 2014 and December 31, 2013, respectively	21,887	28,581
Prepaid expenses and other current assets	4,389	4,679
Total current assets	131,884	130,456
Long-term investments	39,387	35,608
Property and equipment, net	24,169	23,075
Intangible assets, net	2,296	2,394
Goodwill	317	317
Other noncurrent assets	784	753
Total assets	$198,837	$192,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,018	$1,930
Accrued liabilities	8,444	9,037
Deferred revenues, current	71,410	67,505
Capital lease obligations, current	538	805
Total current liabilities	82,410	79,277
Deferred revenues, noncurrent	8,908	8,889
Other noncurrent liabilities	1,392	1,320
Total liabilities	92,710	89,486
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 32,633,969 and 32,375,299 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	33	32
Additional paid-in capital	180,069	176,641
Accumulated other comprehensive loss	(1,067)	(1,088)
Accumulated deficit	(72,908)	(72,468)
Total stockholders’ equity	106,127	103,117
Total liabilities and stockholders’ equity	$198,837	$192,603

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$30,356	$24,883
Cost of revenues	6,846	5,795
Gross profit	23,510	19,088
Operating expenses:
Research and development	6,404	5,297
Sales and marketing	12,492	10,168
General and administrative	4,875	3,896
Total operating expenses	23,771	19,361
Loss from operations	(261)	(273)
Other income (expense), net:
Interest expense	(4)	(18)
Interest income	108	77
Other income (expense), net	(101)	(319)
Total other income (expense), net	3	(260)
Loss before provision for income taxes	(258)	(533)
Provision for income taxes	182	70
Net loss	$(440)	$(603)
Net loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted average shares used in computing net loss per share:
Basic	32,516	31,494
Diluted	32,516	31,494

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(440)	$(603)
Change in foreign currency translation gain (loss), net of zero tax	9	(10)
Available-for-sale investments:
Change in net unrealized gain on investments, net of zero tax	18	—
Less: reclassification adjustment for net realized gain included in net loss	(6)	(6)
Net change, net of zero tax	12	(6)
Other comprehensive income (loss), net	21	(16)
Comprehensive loss	$(419)	$(619)

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(440)	$(603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,805	2,119
Bad debt expense	14	44
Loss on disposal of property and equipment	—	2
Stock-based compensation	2,126	949
Non-cash interest expense	—	—
Amortization of premiums on investments	136	49
Changes in operating assets and liabilities:
Accounts receivable	6,680	5,469
Prepaid expenses and other assets	272	354
Accounts payable	80	(244)
Accrued liabilities	(593)	826
Deferred revenues	3,924	1,090
Other noncurrent liabilities	71	4
Net cash provided by operating activities	15,075	10,059
Cash flows from investing activities:
Purchases of investments	(47,451)	(59,916)
Sales and maturities of investments	41,062	65,309
Purchases of property and equipment	(3,778)	(3,650)
Net cash (used in) provided by investing activities	(10,167)	1,743
Cash flows from financing activities:
Proceeds from exercise of stock options	1,256	818
Income tax benefits from exercise of stock options	17	—
Principal payments under capital lease obligations	(267)	(328)
Net cash provided by financing activities	1,006	490
Effect of exchange rate changes on cash and cash equivalents	13	(72)
Net increase in cash and cash equivalents	5,927	12,220
Cash and cash equivalents at beginning of period	42,369	34,885
Cash and cash equivalents at end of period	$48,296	$47,105

Non-cash financing activities:
Vesting of early exercised common stock options	$29	$80

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2014 is not necessarily indicative of the results of operations expected for the entire year ending December 31, 2014 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, stock-based compensation and the valuation allowances associated with deferred tax assets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of March 31, 2014 , one channel partner accounted for 12% of the Company's accounts receivable balance. As of December 31, 2013, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses in fair value are reported in other comprehensive income (loss). When the available-for-sale securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense) in the condensed consolidated statements of operations. Short-term and long-term investments are reviewed quarterly for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) there is an intent to sell the security, (2) it is “more likely than not” that the security will be sold before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Declines in value that are considered to be other-than-temporary and adjustments to amortized cost for the amortization of premiums and the accretion of discounts are recorded in other income (expense). Interest and dividends are recorded in interest income as earned.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including certain cash equivalents, accounts receivable, accounts payable, and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets and liabilities include fixed-income U.S. government agency securities, commercial paper, corporate bonds, municipal bonds and asset backed securities and derivative financial instruments consisting of forward currency contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, long-term investments consist of the following:

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$29,594	$—	$—	$29,594
Money market funds	1,566	—	—	1,566
Commercial paper	15,599	—	—	15,599
Corporate bonds	1,537	—	—	1,537
Total	48,296	—	—	48,296
Short-term investments:
Commercial paper	22,974	7	—	22,981
Corporate bonds	29,904	24	(7)	29,921
U.S. government agencies	4,406	4	—	4,410
Total	57,284	35	(7)	57,312
Long-term investments:
Asset-backed securities	17,909	14	(2)	17,921
Corporate bonds	14,305	12	(7)	14,310
U.S. government agencies	7,151	5	—	7,156
Total	39,365	31	(9)	39,387
Total	$144,945	$66	$(16)	$144,995

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,488	$—	$—	$27,488
Money market funds	183	—	—	183
Commercial paper	14,697	1	—	14,698
Total	42,368	1	—	42,369
Short-term investments:
Commercial paper	32,784	6	—	32,790
Corporate bonds	16,894	11	—	16,905
Municipal bonds	1,128	—	—	1,128
U.S. government agencies	4,004	—	—	4,004
Total	54,810	17	—	54,827
Long-term investments:
Asset-backed securities	5,497	4	—	5,501
Corporate bonds	15,256	22	(4)	15,274
U.S. government agencies	14,835	1	(3)	14,833
Total	35,588	27	(7)	35,608
Total	$132,766	$45	$(7)	$132,804

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$38,580	$—	$38,580
Asset-backed securities	—	17,921	—	17,921
Corporate bonds	—	45,768	—	45,768
U.S. government agencies	—	11,566	—	11,566
Total	$—	$113,835	$—	$113,835

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$47,488	$—	$47,488
Asset-backed securities	—	5,501	—	5,501
Corporate bonds	—	32,179	—	32,179
Municipal bonds	—	1,128	—	1,128
U.S. government agencies	—	18,837	—	18,837
Total	$—	$105,133	$—	$105,133

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	March 31, 2014
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$38,580	$—	$—	$38,580
Corporate bonds	31,458	14,310	—	45,768
U.S. government agencies	4,410	7,156	—	11,566
Asset backed securities	—	1,101	16,820	17,921
Total	$74,448	$22,567	$16,820	$113,835

	December 31, 2013
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$47,488	$—	$—	$47,488
Municipal bonds	1,128	—	—	1,128
Corporate bonds	16,905	15,274	—	32,179
U.S. government agencies	4,004	14,833	—	18,837
Asset backed securities	—	—	5,501	5,501
Total	$69,525	$30,107	$5,501	$105,133
Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded within prepaid expenses and other current assets or accrued liablities in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure. The Company does not enter into derivative financial instruments for trading or speculative purposes.

At March 31, 2014, the Company had two outstanding forward contracts with notional amounts of 4.7 million Euros and 1.8 million British Pounds, both of which expired on April 30, 2014. At December 31, 2013, the Company had two outstanding forward contract with a notional amount of 6.3 million Euros and 2.0 million British Pounds, which expired on January 31, 2014. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at March 31, 2014 and December 31, 2013. In the three months ended March 31, 2014, the Company recorded a loss of $0.2 million from these contracts, which was partially offset by foreign currency transaction gains of $0.1 million for the quarter. In the three months ended March 31, 2013, the Company recorded a loss of $0.1 million from these contracts, in addition to other foreign currency transaction losses of $0.2 million. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

There were no significant transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Computer equipment	$30,107	$27,464
Computer software	9,310	9,277
Furniture, fixtures and equipment	2,110	2,031
Scanner appliances	17,826	17,055
Leasehold improvements	2,181	2,100
Total property and equipment	61,534	57,927
Less: accumulated depreciation and amortization	(37,365)	(34,852)
Property and equipment, net	$24,169	$23,075

Assets held under capital lease included in computer software at March 31, 2014 and December 31, 2013 totaled approximately $3.1 million. The related accumulated depreciation at March 31, 2014 and December 31, 2013 totaled $1.3 million and $1.2 million, respectively. The capital lease obligations are secured by the related software.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $5.3 million and $4.7 million at March 31, 2014 and December 31, 2013, respectively, including assets that have not been placed in service of $1.0 million and $0.6 million, respectively. Other fixed assets not placed in service at March 31, 2014 and December 31, 2013, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $1.7 million and $1.6 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $2.7 million and $2.0 million for three months ended March 31, 2014 and 2013, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			March 31, 2014		December 31, 2013
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(978)	$932	$(909)	$1,001
Patent license	14 years	1,388	(347)	1,041	(323)	1,065
Non-competition agreements and other	3 years	171	(143)	28	(138)	33
Total intangibles subject to amortization		$3,469	$(1,468)	2,001	$(1,370)	2,099
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,296		$2,394

Intangibles amortization expense was $0.1 million for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2014	$294
2015	386
2016	373
2017	282
2018	100
2019 and thereafter	566
Total expected future amortization expense	$2,001

Goodwill, which is not subject to amortization, totaled $0.3 million as of March 31, 2014 and December 31, 2013.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2019.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. The capital lease obligation has an interest rate of 1.8% and is secured by the related computer software. In connection with this transaction, the Company also has minimum obligations for related maintenance and support, which were amended in June 2013. The minimum obligations were $0.1 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively. Such obligations for maintenance and support are recorded in current liabilities in the accompanying condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.

The following are the minimum annual lease payments due under these leases at March 31, 2014:

	Operating Leases	Capital Leases
	(in thousands)
Remainder of 2014	$3,010	$542
2015	2,727	—
2016	1,900	—
2017	1,638	—
2018	268	—
2019	36	—
Total minimum lease payments	$9,579	542
Less amount representing interest		(4)
Present value of minimum payments		538
Less current portion		(538)
Capital lease obligations, noncurrent		$—

Rent expense was $1.5 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of March 31, 2014 and December 31, 2013, the Company has accrued $0.6 million of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.5 million at March 31, 2014 and December 31, 2013, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at March 31, 2014 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At March 31, 2014, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Stock-based Compensation

Stock Options
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 4,668,764 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2014, 2,078,529 shares were available for grant under the 2012 Plan.

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

Employee Stock-based Compensation

Employee stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cost of revenues	$149	$93
Research and development	435	208
Sales and marketing	573	283
General and administrative	773	335
Total employee stock-based compensation	$1,930	$919

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of March 31, 2014, the Company had $18.1 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2.6 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected term (in years)	5.3 to 5.9	5.4 to 6.1
Volatility	51% to 52%	52% to 53%
Risk-free interest rate	1.5%	0.8%
Dividend yield	—	—

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.2 million and $30 thousand for the three months ended March 31, 2014 and 2013, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2013	7,039,093	$7.17	6.5	$112,312
Granted	779,750	26.86
Exercised	(258,795)	4.85
Canceled	(157,965)	10.38
Balance as of March 31, 2014	7,402,083	9.26	6.5	120,828
Vested and expected to vest - March 31, 2014	6,882,999	8.61	6.4	116,736
Exercisable - March 31, 2014	5,083,298	4.44	5.8	106,676

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

The Company did not issue restricted stock during the three months ended March 31, 2014 or 2013.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7.	Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss):

	March 31,	December 31,
	2014	2013
	(in thousands)
Foreign currency translation gain (loss), net of zero tax	$(1,117)	$(1,126)
Net unrealized gain on investments, net of zero tax	50	38
Total	$(1,067)	$(1,088)

NOTE 8.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Foreign exchange gains (losses)	$(76)	$(298)
Other income (expense)	(25)	(21)
Other income (expense), net	$(101)	$(319)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Income Taxes

The provision for income taxes for the three months ended March 31, 2014 and 2013 primarily reflects foreign and state taxes. The state taxes for the three months ended March 31, 2014 were computed using the "discrete" (or "cut-off") method.

As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $3.3 million, of which $1.0 million, if recognized and in absence of a valuation allowance, would favorably impact the Company's effective tax rate.

NOTE 10.	Segment Information and Information about Geographic Area

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
United States	$21,327	$17,373
Other	9,029	7,510
Total revenues	$30,356	$24,883

Property and equipment, net, by geographic area, are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
United States	$21,228	$19,909
Other	2,941	3,166
Total property and equipment, net	$24,169	$23,075

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Net Income (Loss) Per Share

The computations for basic and diluted net loss per share are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Numerator:
Net loss	$(440)	$(603)
Denominator:
Weighted-average shares used in computing net loss per share:
Basic	32,516	31,494
Diluted	32,516	31,494
Net loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted net loss per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Common stock options	6,272	6,176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, or SEC, on February 28, 2014.
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to attain and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing and research and development;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion; and

•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The results, events and circumstances reflected in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in Part II, Item 1A (Risk Factors) of this Quarterly Report and those discussed in other documents we file with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 83% and 85% of total revenues for the three months ended March 31, 2014 and 2013, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners.

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

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the three month periods ended March 31, 2014 and 2013, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth in the three months ended March 31, 2014 compared to the same period in 2013. Our revenues increased to $30.4 million in the three months ended March 31, 2014 from $24.9 million for the comparable period in 2013, representing an increase of $5.5 million or 22%. For the three months ended March 31, 2014 and 2013, we had net losses of $0.4 million and $0.6 million , respectively.

Adjusted EBITDA

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor Adjusted EBITDA, a non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude in Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net loss before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets and (5) stock-based compensation.

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except percentages)
Net loss	$(440)	$(603)
Other (income) expense, net	(3)	260
Provision for income taxes	182	70
Depreciation and amortization of property and equipment	2,707	2,012
Amortization of intangible assets	98	107
Stock-based compensation	2,126	949
Adjusted EBITDA	$4,670	$2,795
Percentage of revenues	15%	11%

Limitations of Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;

•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;

•
Adjusted EBITDA excludes depreciation and amortization of property and equipment and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income (loss) and our financial results presented in accordance with U.S. GAAP.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams, as well as professional services, insurance, fees, certain other corporate governance-related expenses, and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British pound and Japanese yen, and interest expense associated with our capital leases.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$30,356	$24,883
Cost of revenues (1)	6,846	5,795
Gross profit	23,510	19,088
Operating expenses:
Research and development (1)	6,404	5,297
Sales and marketing (1)	12,492	10,168
General and administrative (1)	4,875	3,896
Total operating expenses	23,771	19,361
Loss from operations	(261)	(273)
Other income (expense), net	3	(260)
Loss before provision for income taxes	(258)	(533)
Provision for income taxes	182	70
Net loss	$(440)	$(603)

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cost of revenues	$149	$93
Research and development	435	208
Sales and marketing	573	283
General and administrative	969	365
Total stock-based compensation	$2,126	$949

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2014	2013
Revenues	100%	100%
Cost of revenues	23	23
Gross profit	77	77
Operating expenses:
Research and development	21	21
Sales and marketing	41	41
General and administrative	16	16
Total operating expenses	78	78
Loss from operations	(1)	(1)
Other income (expense), net	0	(1)
Loss before provision for income taxes	(1)	(2)
Provision for income taxes	0	0
Net loss	(1)%	(2)%

Comparison of Three Months Ended March 31, 2014 and 2013
Revenues

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$30,356	$24,883	$5,473	22%

Revenues increased $5.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to new customer subscriptions entered into after March 31, 2013 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $5.5 million, $4.0 million was from customers in the United States and the remaining $1.5 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$6,846	$5,795	$1,051	18%
Percentage of revenues	23%	23%
Gross profit percentage	77%	77%
Cost of revenues increased $1.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a $0.6 million increase in depreciation expenses related to additional computer hardware and software for our new and existing data centers; increased personnel expenses of $0.2 million, principally driven by the addition of employees in our operations staff and higher stock-based compensation; and increased third-party software maintenance expense of $0.2 million.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Research and development	$6,404	$5,297	$1,107	21%
Percentage of revenues	21%	21%

Research and development expenses increased $1.1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to an increase in personnel expenses of $0.8 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions, and higher corporate overhead costs of $0.2 million, principally due to our expansion in India.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$12,492	$10,168	$2,324	23%
Percentage of revenues	41%	41%

Sales and marketing expenses increased $2.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to an increase in personnel expenses of $1.5 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions as a result of higher bookings in the current quarter compared to the same period last year. We also incurred increased marketing expenses of $0.4 million, primarily related to increased trade show and program activities; increased travel related costs of $0.1 million; and increased recruiting expenses of $0.1 million.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$4,875	$3,896	$979	25%
Percentage of revenues	16%	16%

General and administrative expenses increased $1.0 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily driven by increased personnel expenses of $0.6 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business. We also incurred increased non-employee stock-based compensation of $0.2 million as well as increased professional services of $0.1 million.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$3	$(260)	$263	101%
Percentage of revenues	0%	(1)%

Other income (expense), net increased $0.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to lower foreign currency exchange losses of $0.2 million in the first quarter of 2014.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Provision for income taxes	$182	$70	$112	160%
Percentage of revenues	0%	0%

Provision for income taxes increased $0.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The provision for income taxes is primarily for taxes on income in foreign jurisdictions and state income taxes in the United States. The increase is due to higher taxable income in foreign and state jurisdictions, primarily resulting from higher non-deductible stock-based compensation in the current period.

Liquidity and Capital Resources

At March 31, 2014, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $145.0 million, including $2.7 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the three months ended March 31, 2014 and 2013. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$15,075	$10,059
Cash (used in) provided by investing activities	(10,167)	1,743
Cash provided by financing activities	1,006	490
Effect of exchange rate changes on cash and cash equivalents	13	(72)
Net increase in cash and cash equivalents	$5,927	$12,220

Cash Flows from Operating Activities
In the three months ended March 31, 2014, operating activities provided $15.1 million in cash related to a decrease of accounts receivable of $6.7 million due to lower bookings in the first quarter compared to the fourth quarter of the prior year and an increase of $3.9 million in deferred revenues attributable to our continued growth.
These working capital increases are partially offset by a net loss of $0.4 million, adjusted by non-cash items including depreciation and amortization of $2.8 million and stock-based compensation of $2.1 million.

In the three months ended March 31, 2013, operating activities provided $10.1 million in cash related to a decrease of accounts receivable of $5.5 million due to lower bookings in the first quarter compared to the fourth quarter of the prior year and an increase of $1.1 million in deferred revenues attributable to our continued growth. These working capital increases are partially offset by a net loss of $0.6 million, adjusted by non-cash items including depreciation and amortization of $2.1 million and stock-based compensation of $0.9 million.

Cash Flows from Investing Activities
In the three months ended March 31, 2014, cash used in investing activities of $10.2 million was primarily attributable to the use of $3.8 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. There were also purchases of investments of $47.5 million, partially offset by the sales and maturities of investments of $41.1 million.

In the three months ended March 31, 2013, investing activities provided $1.7 million. This increase is primarily attributable to the sale of investments of $65.3 million, partially offset by the purchase of investments of $59.9 million, and the use of $3.7 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In the three months ended March 31, 2014, cash provided by financing activities of $1.0 million was primarily attributable to $1.3 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.3 million.

In the three months ended March 31, 2013, cash provided by financing activities of $0.5 million was primarily attributable to $0.8 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.3 million.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, and capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at March 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019 and thereafter
	(in thousands)
Operating lease obligations (1)	$9,579	$3,010	$4,627	$1,906	$36
Capital lease obligations (2)	542	542	—	—	—
Maintenance obligations (3)	144	144	—	—	—
Total	$10,265	$3,696	$4,627	$1,906	$36

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2014, we made regular payments on our operating lease obligations of $1.1 million.
(2) Capital lease obligations represent financing on computer software purchases. During the three months ended March 31, 2014, we made regular payments on our capital lease obligations of $0.3 million.
(3) Maintenance obligations relate to third-party software licenses. During the three months ended March 31, 2014, we made regular payments on our maintenance obligations of $0.1 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014, the accounting policies related to revenue recognition, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We use foreign exchange forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in Euros and British pound. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We have $145.0 million in cash, cash equivalents and short-term and long-term investments at March 31, 2014. Cash and cash equivalents include cash held in banks and highly liquid money market funds, corporate bonds and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, municipal bonds and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1. Legal Proceedings
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

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or maintain profitability in the future. Although we have been profitable in 2013, 2012 and 2011, we have had losses in certain quarters within these years, and also in the most recent quarter ended March 31, 2014. Additionally, our net income for the most recent year ended December 31, 2013 was lower than the prior year, primarily due to increased sales and marketing activities, as we continued to expand our worldwide customer base and focus on the promotion of our new solutions; increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform; and increased personnel, professional services and other expenses to operate as a public company. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, we will continue to incur increased personnel and professional services expenses to ensure compliance with Section 404 of the Sarbanes-Oxley Act. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 83% and 85% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the three months ended March 31, 2014 and 2013, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We compete with large public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, McAfee, Inc. (a subsidiary of Intel Corporation), and Symantec Corporation, as well as privately held security providers including BeyondTrust Software, Inc., nCircle Network Security, Inc., NetIQ Corporation, Rapid7 LLC, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

We have experienced rapid growth over the last several years. From 2011 to 2013, our revenues grew from $76.2 million to $108.0 million, and our headcount increased from 256 employees at the beginning of 2011 to 414 employees at March 31, 2014. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2014 and 2013, we derived approximately 38% and 39%, of our revenues, respectively, from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2014, we incurred approximately 20% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for the three months ended March 31, 2014 approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million on our condensed consolidated balance sheet as of March 31, 2014 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, one of the locations in which we have a substantial presence and need for highly skilled personnel and we may not be able to compete for these employees.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, accounting for income taxes, stock-based compensation, common stock valuations and fair value measurement.

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

As of March 31, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 50% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2014, we had approximately 32.6 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of March 31, 2014, we had outstanding options to purchase approximately 7.4 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2014, we had an aggregate of 2.1 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on May 8, 2014.

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