Form 10-Q
period 2014-06-30
QUALYS, INC.
filed 2014-08-07
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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
The number of shares of the Registrant's common stock outstanding as of July 31, 2014 was 32,986,683.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$41,672	$42,369
Short-term investments	67,673	54,827
Accounts receivable, net of allowance of $431 and $389 at June 30, 2014 and December 31, 2013, respectively	28,062	28,581
Prepaid expenses and other current assets	5,502	4,679
Total current assets	142,909	130,456
Long-term investments	34,415	35,608
Property and equipment, net	24,012	23,075
Intangible assets, net	2,198	2,394
Goodwill	317	317
Other noncurrent assets	721	753
Total assets	$204,572	$192,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,735	$1,930
Accrued liabilities	8,389	9,037
Deferred revenues, current	71,853	67,505
Capital lease obligations, current	270	805
Total current liabilities	82,247	79,277
Deferred revenues, noncurrent	8,781	8,889
Other noncurrent liabilities	1,423	1,320
Total liabilities	92,451	89,486
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 32,975,245 and 32,375,299 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	33	32
Additional paid-in capital	184,387	176,641
Accumulated other comprehensive loss	(1,097)	(1,088)
Accumulated deficit	(71,202)	(72,468)
Total stockholders’ equity	112,121	103,117
Total liabilities and stockholders’ equity	$204,572	$192,603

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$32,302	$26,291	$62,658	$51,174
Cost of revenues	7,175	5,924	14,021	11,719
Gross profit	25,127	20,367	48,637	39,455
Operating expenses:
Research and development	6,411	5,291	12,815	10,588
Sales and marketing	11,845	10,160	24,337	20,328
General and administrative	5,081	4,053	9,956	7,949
Total operating expenses	23,337	19,504	47,108	38,865
Income from operations	1,790	863	1,529	590
Other income (expense), net:
Interest expense	(3)	(12)	(7)	(30)
Interest income	130	81	238	158
Other income (expense), net	(37)	33	(138)	(286)
Total other income (expense), net	90	102	93	(158)
Income before provision for income taxes	1,880	965	1,622	432
Provision for income taxes	174	92	356	162
Net income	$1,706	$873	$1,266	$270
Net income per share:
Basic	$0.05	$0.03	$0.04	$0.01
Diluted	$0.05	$0.02	$0.03	$0.01
Weighted average shares used in computing net income per share:
Basic	32,818	31,777	32,668	31,636
Diluted	36,839	35,393	36,966	35,353

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$1,706	$873	$1,266	$270
Change in foreign currency translation loss, net of zero tax	(50)	(51)	(41)	(61)
Available-for-sale investments:
Change in net unrealized gain on investments, net of zero tax	27	(15)	39	(15)
Less: reclassification adjustment for net realized gain included in net income	(7)	(2)	(7)	(8)
Net change, net of zero tax	20	(17)	32	(23)
Other comprehensive loss	(30)	(68)	(9)	(84)
Comprehensive income	$1,676	$805	$1,257	$186

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,266	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,782	4,493
Bad debt expense	153	68
Loss on disposal of property and equipment	1	9
Stock-based compensation	4,606	2,187
Amortization of premiums on investments	325	115
Excess tax benefits from stock-based compensation	(54)	—
Changes in operating assets and liabilities:
Accounts receivable	367	1,549
Prepaid expenses and other assets	(787)	429
Accounts payable	(207)	477
Accrued liabilities	(618)	1,170
Deferred revenues	4,240	2,545
Other noncurrent liabilities	101	(442)
Net cash provided by operating activities	15,175	12,870
Cash flows from investing activities:
Purchases of investments	(76,907)	(75,048)
Sales and maturities of investments	64,960	100,624
Purchases of property and equipment	(6,495)	(6,238)
Release of restricted cash	—	114
Net cash (used in) provided by investing activities	(18,442)	19,452
Cash flows from financing activities:
Proceeds from exercise of stock options	3,082	2,163
Excess tax benefits from stock-based compensation	54	—
Principal payments under capital lease obligations	(536)	(655)
Net cash provided by financing activities	2,600	1,508
Effect of exchange rate changes on cash and cash equivalents	(30)	(96)
Net (decrease) increase in cash and cash equivalents	(697)	33,734
Cash and cash equivalents at beginning of period	42,369	34,885
Cash and cash equivalents at end of period	$41,672	$68,619

Non-cash investing and financing activities:
Purchases of property and equipment recorded in accrued liabilities	$—	$2,450
Vesting of early exercised common stock options	$35	$144

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six month periods ended June 30, 2014 is not necessarily indicative of the results of operations expected for the entire year ending December 31, 2014 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of June 30, 2014 and December 31, 2013, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Cash and cash equivalents include cash held in banks and highly liquid money market funds, commercial paper and corporate bonds, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities, certificates of deposit, and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, long-term investments consist of the following:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$28,229	$—	$—	$28,229
Money market funds	2,544	—	—	2,544
Commercial paper	10,898	1	—	10,899
Total	41,671	1	—	41,672
Short-term investments:
Commercial paper	27,170	9	—	27,179
Corporate bonds	33,547	34	(3)	33,578
Certificate of Deposit	2,509	—	(6)	2,503
U.S. government agencies	4,409	4	—	4,413
Total	67,635	47	(9)	67,673
Long-term investments:
Asset-backed securities	18,872	18	(1)	18,889
Corporate bonds	15,512	19	(5)	15,526
Total	34,384	37	(6)	34,415
Total	$143,690	$85	$(15)	$143,760

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,488	$—	$—	$27,488
Money market funds	183	—	—	183
Commercial paper	14,697	1	—	14,698
Total	42,368	1	—	42,369
Short-term investments:
Commercial paper	32,784	6	—	32,790
Corporate bonds	16,894	11	—	16,905
Municipal bonds	1,128	—	—	1,128
U.S. government agencies	4,004	—	—	4,004
Total	54,810	17	—	54,827
Long-term investments:
Asset-backed securities	5,497	4	—	5,501
Corporate bonds	15,256	22	(4)	15,274
U.S. government agencies	14,835	1	(3)	14,833
Total	35,588	27	(7)	35,608
Total	$132,766	$45	$(7)	$132,804

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$38,078	$—	$38,078
Asset-backed securities	—	18,889	—	18,889
Corporate bonds	—	49,104	—	49,104
Certificate of deposit	—	2,503	—	2,503
U.S. government agencies	—	4,413	—	4,413
Total	$—	$112,987	$—	$112,987

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$47,488	$—	$47,488
Asset-backed securities	—	5,501	—	5,501
Corporate bonds	—	32,179	—	32,179
Municipal bonds	—	1,128	—	1,128
U.S. government agencies	—	18,837	—	18,837
Total	$—	$105,133	$—	$105,133

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	June 30, 2014
	Mature within One Year	After One Year through Two Years	Fair Value
	(in thousands)
Commercial paper	$38,078	$—	$38,078
Corporate bonds	33,578	15,526	49,104
Certificate of deposit	2,503	—	2,503
U.S. government agencies	4,413	—	4,413
Asset-backed securities	13,371	5,518	18,889
Total	$91,943	$21,044	$112,987

	December 31, 2013
	Mature within One Year	After One Year through Two Years	Fair Value
	(in thousands)
Commercial paper	$47,488	$—	$47,488
Municipal bonds	1,128	—	1,128
Corporate bonds	16,905	15,274	32,179
U.S. government agencies	8,719	10,118	18,837
Asset-backed securities	1,500	4,001	5,501
Total	$75,740	$29,393	$105,133
Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded within prepaid expenses and other current assets or accrued liabilities in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying condensed consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure. The Company does not enter into derivative financial instruments for trading or speculative purposes.

At June 30, 2014, the Company had two outstanding forward contracts with notional amounts of 4.6 million Euros and 2.3 million British Pounds, both of which expired on July 31, 2014. At December 31, 2013, the Company had two outstanding forward contracts with notional amounts of 6.3 million Euros and 2.0 million British Pounds, which expired on January 31, 2014. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at June 30, 2014 and December 31, 2013. In the three months ended June 30, 2014 and 2013, the Company recorded a gain of $23,000 and a loss of $0.1 million from these contracts, respectively, which was partially offset by minimal foreign currency transaction gains and losses during these periods. In the six months ended June 30, 2014, the Company recorded a loss of $0.2 million from these contracts, partially offsetting other foreign currency transaction gains of $0.1 million. In the six months ended June 30, 2013, the Company recorded a loss of $0.2 million from these contracts, in addition to other foreign currency transaction losses of $0.2 million. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Computer equipment	$31,689	$27,464
Computer software	9,313	9,277
Furniture, fixtures and equipment	2,416	2,031
Scanner appliances	18,323	17,055
Leasehold improvements	2,235	2,100
Total property and equipment	63,976	57,927
Less: accumulated depreciation and amortization	(39,964)	(34,852)
Property and equipment, net	$24,012	$23,075

Assets held under capital lease included in computer software at June 30, 2014 and December 31, 2013 totaled approximately $3.1 million. The related accumulated depreciation at June 30, 2014 and December 31, 2013 totaled $1.4 million and $1.2 million, respectively. The capital lease obligations are secured by the related software.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $5.6 million and $4.7 million at June 30, 2014 and December 31, 2013, respectively, including assets that have not been placed in service of $0.9 million and $0.6 million, respectively. Other fixed assets not placed in service at June 30, 2014 and December 31, 2013, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $2.3 million and $1.6 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $2.9 million and $2.3 million for three months ended June 30, 2014 and 2013, respectively and $5.6 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			June 30, 2014		December 31, 2013
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,046)	$864	$(909)	$1,001
Patent license	14 years	1,388	(372)	1,016	(323)	1,065
Non-competition agreements and other	3 years	171	(148)	23	(138)	33
Total intangibles subject to amortization		$3,469	$(1,566)	1,903	$(1,370)	2,099
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,198		$2,394

Intangibles amortization expense was $0.1 million for the three months ended June 30, 2014 and 2013 and $0.2 million for the six months ended June 30, 2014 and 2013.

As of June 30, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2014	$196
2015	386
2016	373
2017	282
2018	100
2019 and thereafter	566
Total expected future amortization expense	$1,903

Goodwill, which is not subject to amortization, totaled $0.3 million as of June 30, 2014 and December 31, 2013.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2018.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. The capital lease obligation has an interest rate of 1.8% and is secured by the related computer software. In connection with this transaction, the Company also has minimum obligations for related maintenance and support, which were amended in June 2013. Minimum obligations were $0.3 million at December 31, 2013 and were recorded in current liabilities in the accompanying condensed consolidated balance sheets at December 31, 2013. There were no remaining obligations as of June 30, 2104.

The following are the minimum annual lease payments due under these leases at June 30, 2014:

	Operating Leases	Capital Leases
	(in thousands)
Remainder of 2014	$2,111	$271
2015	2,864	—
2016	1,923	—
2017	1,610	—
2018	207	—
Total minimum lease payments	$8,715	271
Less amount representing interest		(1)
Present value of minimum payments		270
Less current portion		(270)
Capital lease obligations, noncurrent		$—

Rent expense was $1.5 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $3.0 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of June 30, 2014 and December 31, 2013, the Company has accrued $0.6 million of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.5 million at June 30, 2014 and December 31, 2013, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at June 30, 2014 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At June 30, 2014, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Stock-based Compensation

Stock Options
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 4,668,764 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2014, 1,791,713 shares were available for grant under the 2012 Plan.

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

Employee Stock-based Compensation

Employee stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$158	$101	$307	$194
Research and development	510	226	945	434
Sales and marketing	705	158	1,278	441
General and administrative	992	457	1,765	792
Total employee stock-based compensation	$2,365	$942	$4,295	$1,861

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of June 30, 2014, the Company had $19.7 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2.5 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected term (in years)	5.3 to 5.9	5.4 to 6.1	5.3 to 5.9	5.4 to 6.1
Volatility	49% to 50%	52%	49% to 52%	52% to 53%
Risk-free interest rate	1.65% to 1.67%	0.7% to 1.1%	1.52% to 1.67%	0.7% to 1.1%
Dividend yield	—	—	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.1 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively and $0.3 million for the six months ended June 30, 2014 and 2013. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2013	7,039,093	$7.17	6.5	$112,312
Granted	1,399,400	23.65
Exercised	(598,670)	5.10
Canceled	(529,268)	16.81
Balance as of June 30, 2014	7,310,555	9.80	6.4	116,943
Vested and expected to vest - June 30, 2014	6,802,381	9.18	6.3	112,981
Exercisable - June, 2014	4,870,019	4.70	5.3	102,123

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

During the three months ended June 30, 2014 and 2013, the Company granted 1,401 and 1,900 shares of restricted stock, respectively, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $27,000 and $20,000 for the three months ended June 30, 2014 and 2013, respectively. The Company did not issue restricted stock during the first quarters of 2014 or 2013.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7.	Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss):

	June 30,	December 31,
	2014	2013
	(in thousands)
Foreign currency translation gain (loss), net of zero tax	$(1,167)	$(1,126)
Net unrealized gain on investments, net of zero tax	70	38
Total	$(1,097)	$(1,088)

NOTE 8.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Foreign exchange gains (losses)	$(9)	$(116)	$(85)	$(414)
Other income (expense)	(28)	149	(53)	128
Other income (expense), net	$(37)	$33	$(138)	$(286)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Income Taxes

The provision for income taxes for the six months ended June 30, 2014 and 2013 primarily reflects foreign and state taxes, and certain discrete items.

As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $3.3 million, of which $1.0 million, if recognized and in absence of a valuation allowance, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$22,620	$18,434	$43,910	$35,807
Other	9,682	7,857	18,748	15,367
Total revenues	$32,302	$26,291	$62,658	$51,174

Property and equipment, net, by geographic area, are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
United States	$21,003	$19,909
Other	3,009	3,166
Total property and equipment, net	$24,012	$23,075

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net income	$1,706	$873	$1,266	$270
Net income attributable to participating securities	—	(1)	—	—
Net income attributable to common stockholders - basic	1,706	872	1,266	270
Undistributed earnings reallocated to participating securities	—	—	—	—
Net income attributable to common stockholders - diluted	$1,706	$872	$1,266	$270
Denominator:
Weighted-average shares used in computing net income per share:
Basic	32,818	31,777	32,668	31,636
Effect of potentially dilutive securities:
Common stock options	4,021	3,616	4,298	3,717
Diluted	36,839	35,393	36,966	35,353
Net income per share:
Basic	$0.05	$0.03	$0.04	$0.01
Diluted	$0.05	$0.02	$0.03	$0.01

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Common stock options	1,780	989	1,315	756

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
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 82% and 85% of total revenues for the six months ended June 30, 2014 and 2013, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released a new Continuous Security Monitoring service for Internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them susceptible to a cyber attack.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions.

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the six month periods ended June 30, 2014 and 2013, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth in the six months ended June 30, 2014 compared to the same period in 2013. Our revenues increased to $32.3 million in the three months ended June 30, 2014 from $26.3 million for the comparable period in 2013, representing an increase of $6.0 million or 23%. Revenues reached $62.7 million for the six months ended June 30, 2014, compared to $51.2 million for the six months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, we had net income of $1.7 million and $0.9 million, respectively. For the six months ended June 30, 2014 and 2013, we had net income of $1.3 million and $0.3 million, respectively.

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Net income	$1,706	$873	$1,266	$270
Other (income) expense, net	(90)	(102)	(93)	158
Provision for income taxes	174	92	356	162
Depreciation and amortization of property and equipment	2,879	2,267	5,586	4,279
Amortization of intangible assets	98	107	196	214
Stock-based compensation	2,480	1,238	4,606	2,187
Adjusted EBITDA	$7,247	$4,475	$11,917	$7,270
Percentage of revenues	22%	17%	19%	14%

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel and the rate at which they generate incremental revenues may affect our future operating results. We expect to continue to invest in additional sales personnel and more marketing programs as we introduce new solutions to our platform, which will increase sales and marketing expenses in absolute dollars.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$32,302	$26,291	$62,658	$51,174
Cost of revenues (1)	7,175	5,924	14,021	11,719
Gross profit	25,127	20,367	48,637	39,455
Operating expenses:
Research and development (1)	6,411	5,291	12,815	10,588
Sales and marketing (1)	11,845	10,160	24,337	20,328
General and administrative (1)	5,081	4,053	9,956	7,949
Total operating expenses	23,337	19,504	47,108	38,865
Income from operations	1,790	863	1,529	590
Other income (expense), net	90	102	93	(158)
Income before provision for income taxes	1,880	965	1,622	432
Provision for income taxes	174	92	356	162
Net income	$1,706	$873	$1,266	$270

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$158	$111	$307	$204
Research and development	517	236	952	444
Sales and marketing	718	158	1,291	441
General and administrative	1,087	733	2,056	1,098
Total stock-based compensation	$2,480	$1,238	$4,606	$2,187

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Cost of revenues	22	23	22	23
Gross profit	78	77	78	77
Operating expenses:
Research and development	20	20	20	21
Sales and marketing	36	39	39	40
General and administrative	16	15	16	15
Total operating expenses	72	74	75	76
Income from operations	6	3	3	1
Other income (expense), net	0	0	0	0
Income before provision for income taxes	6	3	3	1
Provision for income taxes	1	0	1	0
Net income	5%	3%	2%	1%

Comparison of Three Months Ended June 30, 2014 and 2013
Revenues

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$32,302	$26,291	$6,011	23%

Revenues increased $6.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to new customer subscriptions entered into after June 30, 2013 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $6.0 million, $4.2 million was from customers in the United States and the remaining $1.8 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$7,175	$5,924	$1,251	21%
Percentage of revenues	22%	23%
Gross profit percentage	78%	77%
Cost of revenues increased $1.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to a $0.5 million increase in depreciation expenses related to additional computer hardware and software for our new and existing data centers; increased personnel expenses of $0.3 million, principally driven by the addition of employees in our operations staff and higher stock-based compensation; increased third-party software maintenance expense of $0.2 million; increased consulting expenses of $0.2 million as well as increased data center costs of $0.1 million, driven by expanded storage and other data center-related costs.

Research and Development Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Research and development	$6,411	$5,291	$1,120	21%
Percentage of revenues	20%	20%

Research and development expenses increased $1.1 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to an increase in personnel expenses of $0.9 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions; and $0.1 million in consulting and professional service expenses.

Sales and Marketing Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$11,845	$10,160	$1,685	17%
Percentage of revenues	36%	39%

Sales and marketing expenses increased $1.7 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to an increase in personnel expenses of $1.8 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions. We also incurred increased marketing expenses of $0.2 million, primarily related to increased marketing program activities. These increases were partially offset by lower consulting and professional service expenses of $0.2 million.

General and Administrative Expenses

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$5,081	$4,053	$1,028	25%
Percentage of revenues	16%	15%

General and administrative expenses increased $1.0 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily driven by increased personnel expenses of $0.5 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business; increased professional services of $0.2 million; and increased bad debt expense and other fees of $0.2 million relative to the same period a year ago.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$90	$102	$(12)	12%
Percentage of revenues	0%	0%

Other income (expense), net remained relatively constant during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Other income (expense) during the three months ended June 30, 2014 consisted primarily of interest and investment income of $0.1 million, partially offset by minimal foreign exchange losses. Other income (expense) during the three months ended June 30, 2013 consisted primarily of proceeds of $0.2 million from a negotiated settlement, partially offset by foreign currency exchange losses of $0.1 million.

Provision for Income Taxes

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Provision for income taxes	$174	$92	$82	89%
Percentage of revenues	1%	0%

Provision for income taxes increased $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The provision for income taxes is primarily for taxes on income in foreign jurisdictions and state income taxes in the United States. The increase is due to higher taxable income in foreign and state jurisdictions, primarily resulting from higher non-deductible stock-based compensation in the three months ended June 30, 2014.

Comparison of Six months ended June 30, 2014 and 2013
Revenues

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$62,658	$51,174	$11,484	22%

Revenues increased $11.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to new customer subscriptions entered into after June 30, 2013 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $11.5 million, $8.1 million was from customers in the United States and the remaining $3.4 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$14,021	$11,719	$2,302	20%
Percentage of revenues	22%	23%
Gross profit percentage	78%	77%
Cost of revenues increased $2.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a $1.1 million increase in depreciation expenses related to additional computer hardware and software for our new and existing data centers; increased personnel expenses of $0.5 million, principally driven by the addition of employees in our operations staff and higher stock-based compensation; increased third-party software maintenance expense of $0.4 million; and increased consulting expenses of $0.3 million.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Research and development	$12,815	$10,588	$2,227	21%
Percentage of revenues	20%	21%
Research and development expenses increased $2.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to an increase in personnel expenses of $1.6 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions; higher corporate overhead costs of $0.3 million, principally due to our expansion in India; and $0.2 million in consulting and professional service expenses.

Sales and Marketing Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$24,337	$20,328	$4,009	20%
Percentage of revenues	39%	40%

Sales and marketing expenses increased $4.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to an increase in personnel expenses of $3.3 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts, and higher sales commissions. We also incurred increased marketing expenses of $0.6 million, primarily related to increased trade show and marketing program activities.

General and Administrative Expenses

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$9,956	$7,949	$2,007	25%
Percentage of revenues	16%	15%

General and administrative expenses increased $2.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily driven by increased personnel expenses of $1.2 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business; increased professional services of $0.4 million; and increased bad debt expense and other fees of $0.2 million relative to the same period a year ago.

Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$93	$(158)	$251	159%
Percentage of revenues	0%	0%

Other income (expense), net increased $0.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is primarily due to lower foreign currency exchange losses of $0.3 million and higher interest and investment income, partially offsetting the decrease resulting from the proceeds of $0.2 million received from a negotiated settlement in 2013.

Provision for Income Taxes

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Provision for income taxes	$356	$162	$194	120%
Percentage of revenues	1%	0%

Provision for income taxes increased $0.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The provision for income taxes is primarily for taxes on income in foreign jurisdictions and state income taxes in the United States. The increase is due to higher taxable income in foreign and state jurisdictions, primarily resulting from higher non-deductible stock-based compensation in the six months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2014, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $143.8 million, including $1.9 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the six months ended June 30, 2014 and 2013. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$15,175	$12,870
Cash (used in) provided by investing activities	(18,442)	19,452
Cash provided by financing activities	2,600	1,508
Effect of exchange rate changes on cash and cash equivalents	(30)	(96)
Net (decrease) increase in cash and cash equivalents	$(697)	$33,734

Cash Flows from Operating Activities
In the six months ended June 30, 2014, cash flows from operating activities of $15.2 million resulted from our net income of approximately $1.3 million, as adjusted by an increase in deferred revenues of $4.2 million, attributable to our continued growth. These working capital increases were further increased by non-cash items including depreciation and amortization expense of $5.8 million and stock-based compensation expense of $4.6 million. These increases are partially offset by an increase in prepaid expenses and other assets of $0.8 million due to prepayment of certain maintenance contracts.

In the six months ended June 30, 2013, cash flows from operating activities of $12.9 million resulted from our net income of approximately $0.3 million, as adjusted by an increase in deferred revenues of $2.5 million, attributable to our continued growth; a decrease in accounts receivable of $1.5 million due to lower bookings in the three months ended June 30, 2013 compared to the three months ended December 31, 2012; and an increase in accrued liabilities of $1.2 million. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $4.5 million and stock-based compensation expense of $2.2 million.

Cash Flows from Investing Activities
In the six months ended June 30, 2014, cash used in investing activities of $18.4 million was primarily attributable to the use of $6.5 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; purchases of investments of $76.9 million, partially offset by the sales and maturities of investments of $65.0 million.

In the six months ended June 30, 2013, investing activities provided $19.5 million. This increase is primarily attributable to the sales and maturities of investments of $100.6 million, partially offset by the purchase of investments of $75.0 million, and the use of $6.2 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In the six months ended June 30, 2014, cash provided by financing activities of $2.6 million was primarily attributable to $3.1 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.5 million.

In the six months ended June 30, 2013, cash provided by financing activities of $1.5 million was primarily attributable to $2.2 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.7 million.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers, and capital lease and third-party software maintenance obligations. The following table summarizes our contractual cash obligations, including future interest payments, at June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018
	(in thousands)
Operating lease obligations (1)	$8,715	$2,111	$4,787	$1,817
Capital lease obligations (2)	271	271	—	—
Total	$8,986	$2,382	$4,787	$1,817

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the six months ended June 30, 2014, we made regular payments on our operating lease obligations of $2.2 million.
(2) Capital lease obligations represent financing on computer software purchases. During the six months ended June 30, 2014, we made regular payments on our capital lease obligations of $0.5 million.

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

We use foreign exchange forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in Euros and British pounds. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We have $143.8 million in cash, cash equivalents and short-term and long-term investments at June 30, 2014. Cash and cash equivalents include cash held in banks and highly liquid money market funds, corporate bonds and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, municipal bonds and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have not been consistently profitable on a quarterly or annual basis. While we have experienced significant revenue growth over recent years, we may not be able to sustain or increase our growth or maintain profitability in the future. Although we have been profitable in 2013, 2012 and 2011, we have had losses in certain quarters within these years. Additionally, our net income for the most recent year ended December 31, 2013 was lower than the prior year, primarily due to increased sales and marketing activities, as we continued to expand our worldwide customer base and focus on the promotion of our new solutions; increased investments to expand our data center infrastructure and to add capacity to deploy new solutions on our cloud platform; and increased personnel, professional services and other expenses to operate as a public company. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, we will continue to incur increased personnel and professional services expenses to ensure compliance with Section 404 of the Sarbanes-Oxley Act. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 82% and 85% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the six months ended June 30, 2014 and 2013, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We currently host substantially all of our solutions from four third-party data centers, located in the United States and Switzerland. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

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

We have experienced rapid growth over the last several years. From 2011 to 2013, our revenues grew from $76.2 million to $108.0 million, and our headcount increased from 256 employees at the beginning of 2011 to 419 employees at June 30, 2014. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2014 and 2013, we derived approximately 37% and 39% of our revenues, respectively, from sales of subscriptions for our solutions through channel partners. The percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2014, we incurred approximately 22% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for the six months ended June 30, 2014 approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million on our condensed consolidated balance sheet as of June 30, 2014 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

After we are no longer an “emerging growth company,” we expect to incur increasing expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act, when applicable to us.

We cannot predict or estimate the amount of additional costs we may incur in the future as a result of being a public company or the timing of such costs. Being a public company also makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage for our officers and directors in the future. As a result, it may be more difficult for us to attract mmand retain qualified people to serve on our board of directors and our board committees or as executive officers.

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

As of June 30, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 50% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2014, we had approximately 33.0 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of June 30, 2014, we had outstanding options to purchase approximately 7.3 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of June 30, 2014, we had an aggregate of 1.8 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on August 7, 2014.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ DONALD C. McCAULEY
Name: Donald C. McCauley
Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement with Ann S. Johnson dated May 2, 2014 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2014, File No. 001-35662)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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