Form 10-Q
period 2014-09-30
QUALYS, INC.
filed 2014-11-06
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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
The number of shares of the Registrant's common stock outstanding as of October 31, 2014 was 33,320,475.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$88,285	$42,369
Short-term investments	25,133	54,827
Accounts receivable, net of allowance of $543 and $389 at September 30, 2014 and December 31, 2013, respectively	30,278	28,581
Prepaid expenses and other current assets	5,901	4,679
Total current assets	149,597	130,456
Long-term investments	37,896	35,608
Property and equipment, net	24,776	23,075
Intangible assets, net	2,099	2,394
Goodwill	317	317
Other noncurrent assets	726	753
Total assets	$215,411	$192,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,898	$1,930
Accrued liabilities	9,101	9,037
Deferred revenues, current	74,337	67,505
Capital lease obligations, current	—	805
Total current liabilities	85,336	79,277
Deferred revenues, noncurrent	8,965	8,889
Other noncurrent liabilities	1,417	1,320
Total liabilities	95,718	89,486
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 33,263,309 and 32,375,299 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	33	32
Additional paid-in capital	188,923	176,641
Accumulated other comprehensive loss	(1,269)	(1,088)
Accumulated deficit	(67,994)	(72,468)
Total stockholders’ equity	119,693	103,117
Total liabilities and stockholders’ equity	$215,411	$192,603

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$34,348	$27,749	$97,006	$78,923
Cost of revenues	7,421	6,415	21,442	18,134
Gross profit	26,927	21,334	75,564	60,789
Operating expenses:
Research and development	6,490	5,151	19,305	15,739
Sales and marketing	11,774	10,411	36,111	30,739
General and administrative	5,156	4,277	15,112	12,226
Total operating expenses	23,420	19,839	70,528	58,704
Income from operations	3,507	1,495	5,036	2,085
Other income (expense), net:
Interest expense	(2)	(7)	(9)	(37)
Interest income	127	115	365	273
Other income (expense), net	(141)	(84)	(279)	(370)
Total other income (expense), net	(16)	24	77	(134)
Income before provision for income taxes	3,491	1,519	5,113	1,951
Provision for income taxes	283	210	639	372
Net income	$3,208	$1,309	$4,474	$1,579
Net income per share:
Basic	$0.10	$0.04	$0.14	$0.05
Diluted	$0.09	$0.04	$0.12	$0.04
Weighted average shares used in computing net income per share:
Basic	33,120	32,088	32,820	31,789
Diluted	37,080	36,247	37,006	35,704

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$3,208	$1,309	$4,474	$1,579
Change in foreign currency translation loss, net of zero tax	(101)	(12)	(142)	(73)
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of zero tax	(44)	52	(11)	37
Less: reclassification adjustment for net realized gain included in net income	(27)	(1)	(28)	(9)
Net change, net of zero tax	(71)	51	(39)	28
Other comprehensive income (loss), net	(172)	39	(181)	(45)
Comprehensive income	$3,036	$1,348	$4,293	$1,534

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,474	$1,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,826	7,050
Bad debt expense	346	211
Loss on disposal of property and equipment	1	12
Stock-based compensation	7,100	3,808
Amortization of premiums and accretion of discounts on investments	427	188
Excess tax benefits from stock-based compensation	(131)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	(688)
Prepaid expenses and other assets	(1,238)	229
Accounts payable	(48)	(939)
Accrued liabilities	364	(549)
Deferred revenues	6,907	4,732
Other noncurrent liabilities	99	(383)
Net cash provided by operating activities	25,085	15,191
Cash flows from investing activities:
Purchases of investments	(117,279)	(113,689)
Sales and maturities of investments	144,218	113,524
Purchases of property and equipment	(10,252)	(10,364)
Release of restricted cash	—	114
Net cash provided by (used in) investing activities	16,687	(10,415)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,046	3,374
Excess tax benefits from stock-based compensation	131	59
Principal payments under capital lease obligations	(805)	(920)
Net cash provided by financing activities	4,372	2,513
Effect of exchange rate changes on cash and cash equivalents	(228)	(56)
Net increase in cash and cash equivalents	45,916	7,233
Cash and cash equivalents at beginning of period	42,369	34,885
Cash and cash equivalents at end of period	$88,285	$42,118

Non-cash investing and financing activities:
Purchases of property and equipment recorded in accrued liabilities	$—	$731
Vesting of early exercised common stock options	$41	$204

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2014 is not necessarily indicative of the results of operations expected for the entire year ending December 31, 2014 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of September 30, 2014 and December 31, 2013, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Cash and cash equivalents include cash held in banks and highly liquid money market funds, commercial paper and corporate bonds, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, municipal bonds, corporate bonds, asset-backed securities, and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, long-term investments consist of the following:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$35,750	$—	$—	$35,750
Money market funds	28,536	—	—	28,536
U.S. government agencies	15,724	1	—	15,725
Commercial paper	7,199	—	—	7,199
Corporate bonds	1,075	—	—	1,075
Total	88,284	1	—	88,285
Short-term investments:
Commercial paper	4,991	4	—	4,995
Corporate bonds	12,126	16	—	12,142
U.S. government agencies	7,996	—	—	7,996
Total	25,113	20	—	25,133
Long-term investments:
Asset-backed securities	18,260	11	(1)	18,270
Corporate bonds	1,801	—	(2)	1,799
U.S. government agencies	17,857	—	(30)	17,827
Total	37,918	11	(33)	37,896
Total	$151,315	$32	$(33)	$151,314

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,194	$—	$12,194
Asset-backed securities	—	18,270	—	18,270
Corporate bonds	—	15,016	—	15,016
U.S. government agencies	—	41,548	—	41,548
Total	$—	$87,028	$—	$87,028

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$47,488	$—	$47,488
Asset-backed securities	—	5,501	—	5,501
Corporate bonds	—	32,179	—	32,179
Municipal bonds	—	1,128	—	1,128
U.S. government agencies	—	18,837	—	18,837
Total	$—	$105,133	$—	$105,133

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	September 30, 2014
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$12,194	$—	$—	$12,194
Corporate bonds	13,217	1,799	—	15,016
U.S. government agencies	23,721	17,827	—	41,548
Asset-backed securities	—	8,806	9,464	18,270
Total	$49,132	$28,432	$9,464	$87,028

	December 31, 2013
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$47,488	$—	$—	$47,488
Municipal bonds	1,128	—	—	1,128
Corporate bonds	16,905	15,274	—	32,179
U.S. government agencies	4,004	14,833	—	18,837
Asset-backed securities	—	—	5,501	5,501
Total	$69,525	$30,107	$5,501	$105,133
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

At September 30, 2014, the Company had two outstanding forward contracts with notional amounts of 4.1 million Euros and 2.1 million British Pounds, both of which expired on October 31, 2014. At December 31, 2013, the Company had two outstanding forward contracts with notional amounts of 6.3 million Euros and 2.0 million British Pounds, which expired on January 31, 2014. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at September 30, 2014 and December 31, 2013. The Company recorded gains of $0.5 million and $0.4 million from forward contracts for the three and nine months ended September 30, 2014, respectively. These gains were more than offset by foreign currency transaction losses of $0.6 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. The Company recorded losses of $0.4 million and $0.6 million from forward contracts in the three and nine months ended September 30, 2013, respectively. These losses were partially offset by foreign currency transaction gains of $0.3 million and $0.1 million for the three and nine months ended September 30, 2013, respectively. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Computer equipment	$33,764	$27,464
Computer software	9,452	9,277
Furniture, fixtures and equipment	2,826	2,031
Scanner appliances	19,142	17,055
Leasehold improvements	2,337	2,100
Total property and equipment	67,521	57,927
Less: accumulated depreciation and amortization	(42,745)	(34,852)
Property and equipment, net	$24,776	$23,075

Assets held under capital lease included in computer software totaled approximately $3.1 million and the related accumulated depreciation totaled $1.2 million at December 31, 2013. These capital lease obligations were secured by the related software. There were no assets under capital lease at September 30, 2014.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $5.3 million and $4.7 million at September 30, 2014 and December 31, 2013, respectively, including assets that have not been placed in service of $0.9 million and $0.6 million, respectively. Other fixed assets not placed in service at September 30, 2014 and December 31, 2013, included in computer equipment and leasehold improvements, relate to new information technology systems and tenant improvements of approximately $2.2 million and $1.6 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $2.9 million and $2.4 million for three months ended September 30, 2014 and 2013, respectively, and $8.5 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			September 30, 2014		December 31, 2013
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,115)	$795	$(909)	$1,001
Patent license	14 years	1,388	(397)	991	(323)	1,065
Non-competition agreements and other	3 years	171	(153)	18	(138)	33
Total intangibles subject to amortization		$3,469	$(1,665)	1,804	$(1,370)	2,099
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,099		$2,394

Intangibles amortization expense was $0.1 million for the three months ended September 30, 2014 and 2013 and $0.3 million for the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2014	$98
2015	386
2016	373
2017	282
2018	100
2019 and thereafter	565
Total expected future amortization expense	$1,804

Goodwill, which is not subject to amortization, totaled $0.3 million as of September 30, 2014 and December 31, 2013.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2024. There were no remaining capital lease obligations as of September 30, 2014.

The following are the minimum annual lease payments due under operating leases at September 30, 2014:

Operating Leases
(in thousands)
Remainder of 2014	$1,049
2015	3,138
2016	2,142
2017	1,836
2018	437
2019 and thereafter	1,349
Total minimum lease payments	$9,951

Rent expense was $1.6 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of September 30, 2014 and December 31, 2013, the Company has accrued $0.6 million of deferred rent related to these agreements, which is reflected in other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.5 million at September 30, 2014 and December 31, 2013, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at September 30, 2014 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At September 30, 2014, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Stock-based Compensation

Stock Options
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 4,668,764 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2014, 1,635,176 shares were available for grant under the 2012 Plan.

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

Employee Stock-based Compensation

Employee stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$175	$103	$482	$297
Research and development	599	253	1,544	687
Sales and marketing	561	363	1,839	804
General and administrative	1,050	507	2,815	1,299
Total employee stock-based compensation	$2,385	$1,226	$6,680	$3,087

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of September 30, 2014, the Company had $19.6 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2.4 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (in years)	5.3 to 5.9	5.4 to 6.1	5.3 to 5.9	5.4 to 6.1
Volatility	48% to 50%	52% to 53%	48% to 52%	52% to 53%
Risk-free interest rate	1.67%	1.4% to 1.5%	1.52% to 1.67%	0.7% to 1.5%
Dividend yield	—	—	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.1 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2014 and 2013. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2013	7,039,093	$7.17	6.5	$112,312
Granted	1,744,950	23.62
Exercised	(885,734)	5.66
Canceled	(760,550)	16.39
Balance as of September 30, 2014	7,137,759	10.40	6.3	115,840
Vested and expected to vest - September 30, 2014	6,671,173	9.76	6.1	112,540
Exercisable - September, 2014	4,692,121	4.93	5.1	101,700

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

During the nine months ended September 30, 2014 and 2013, the Company granted 2,401 and 1,900 shares of restricted stock, respectively, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $51,000 and $20,000 for the nine months ended September 30, 2014 and 2013, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7.	Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss):

	September 30,	December 31,
	2014	2013
	(in thousands)
Foreign currency translation gain (loss), net of zero tax	$(1,268)	$(1,126)
Net unrealized gain (loss) on investments, net of zero tax	(1)	38
Total	$(1,269)	$(1,088)

NOTE 8.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Foreign exchange losses	$(114)	$(60)	$(199)	$(474)
Other income (expense)	(27)	(24)	(80)	104
Other income (expense), net	$(141)	$(84)	$(279)	$(370)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Income Taxes

The provision for income taxes for the nine months ended September 30, 2014 and 2013 primarily reflects foreign and state taxes, and certain discrete items.

As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $3.5 million and $3.3 million, respectively, of which $1.0 million, if recognized and in absence of a valuation allowance, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$24,038	$19,352	$67,948	$55,159
Other	10,310	8,397	29,058	23,764
Total revenues	$34,348	$27,749	$97,006	$78,923

Property and equipment, net, by geographic area, are as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
United States	$22,013	$19,909
Other	2,763	3,166
Total property and equipment, net	$24,776	$23,075

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Numerator:
Net income	$3,208	$1,309	$4,474	$1,579
Net income attributable to participating securities	—	(2)	—	(2)
Net income attributable to common stockholders - basic	3,208	1,307	4,474	1,577
Undistributed earnings reallocated to participating securities	—	1	—	—
Net income attributable to common stockholders - diluted	$3,208	$1,308	$4,474	$1,577
Denominator:
Weighted-average shares used in computing net income per share:
Basic	33,120	32,088	32,820	31,789
Effect of potentially dilutive securities:
Common stock options	3,960	4,159	4,186	3,915
Diluted	37,080	36,247	37,006	35,704
Net income per share:
Basic	$0.10	$0.04	$0.14	$0.05
Diluted	$0.09	$0.04	$0.12	$0.04

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Common stock options	1,813	394	1,483	956

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
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to attain and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion; and

•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 82% and 84% of total revenues for the nine months ended September 30, 2014 and 2013, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released a new Continuous Security Monitoring service for Internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them susceptible to a cyber attack.

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

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the nine month periods ended September 30, 2014 and 2013, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth in the nine months ended September 30, 2014 compared to the same period in 2013. Our revenues increased to $34.3 million in the three months ended September 30, 2014 from $27.7 million for the comparable period in 2013, representing an increase of $6.6 million or 24%. Revenues reached $97.0 million for the nine months ended September 30, 2014, compared to $78.9 million for the nine months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, we had net income of $3.2 million and $1.3 million, respectively. For the nine months ended September 30, 2014 and 2013, we had net income of $4.5 million and $1.6 million, respectively.

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Net income	$3,208	$1,309	$4,474	$1,579
Other (income) expense, net	16	(24)	(77)	134
Provision for income taxes	283	210	639	372
Depreciation and amortization of property and equipment	2,946	2,452	8,532	6,731
Amortization of intangible assets	98	105	294	319
Stock-based compensation	2,494	1,621	7,100	3,808
Adjusted EBITDA	$9,045	$5,673	$20,962	$12,943
Percentage of revenues	26%	20%	22%	16%

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

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees and related maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses
Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to prior acquisitions and overhead allocations. All research and development costs are expensed as incurred. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel and the rate at which they generate incremental revenues may affect our future operating results. We expect to continue to invest in additional sales personnel and more marketing programs as we introduce new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams, as well as professional services, insurance, fees, certain other corporate governance-related expenses, and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance requirements.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$34,348	$27,749	$97,006	$78,923
Cost of revenues (1)	7,421	6,415	21,442	18,134
Gross profit	26,927	21,334	75,564	60,789
Operating expenses:
Research and development (1)	6,490	5,151	19,305	15,739
Sales and marketing (1)	11,774	10,411	36,111	30,739
General and administrative (1)	5,156	4,277	15,112	12,226
Total operating expenses	23,420	19,839	70,528	58,704
Income from operations	3,507	1,495	5,036	2,085
Other income (expense), net	(16)	24	77	(134)
Income before provision for income taxes	3,491	1,519	5,113	1,951
Provision for income taxes	283	210	639	372
Net income	$3,208	$1,309	$4,474	$1,579

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenues	$175	$103	$482	$307
Research and development	599	253	1,551	697
Sales and marketing	561	363	1,852	804
General and administrative	1,159	902	3,215	2,000
Total stock-based compensation	$2,494	$1,621	$7,100	$3,808

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	100%	100%	100%	100%
Cost of revenues	22	23	22	23
Gross profit	78	77	78	77
Operating expenses:
Research and development	19	19	20	20
Sales and marketing	34	38	37	39
General and administrative	15	15	16	15
Total operating expenses	68	72	73	74
Income from operations	10	5	5	3
Other income (expense), net	0	0	0	0
Income before provision for income taxes	10	5	5	3
Provision for income taxes	1	0	1	1
Net income	9%	5%	4%	2%

Comparison of Three Months Ended September 30, 2014 and 2013
Revenues

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$34,348	$27,749	$6,599	24%

Revenues increased $6.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to new customer subscriptions entered into after September 30, 2013 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $6.6 million, $4.7 million was from customers in the United States and the remaining $1.9 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$7,421	$6,415	$1,006	16%
Percentage of revenues	22%	23%
Gross profit percentage	78%	77%
Cost of revenues increased $1.0 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a $0.4 million increase in depreciation expenses related to additional computer hardware and software for our new and existing data centers; increased consulting expenses of $0.3 million; increased third-party software maintenance expense of $0.1 million; as well as increased data center costs of $0.1 million, driven by expanded storage and other data center-related costs.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Research and development	$6,490	$5,151	$1,339	26%
Percentage of revenues	19%	19%

Research and development expenses increased $1.3 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to an increase in personnel expenses of $1.1 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions and capabilities; and higher corporate overhead costs of $0.2 million, principally due to expansion of our research and development team in India

Sales and Marketing Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$11,774	$10,411	$1,363	13%
Percentage of revenues	34%	38%

Sales and marketing expenses increased $1.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to an increase in personnel expenses of $1.1 million, including higher commission expense and stock-based compensation, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts. We also incurred increased marketing expenses of $0.2 million, primarily related to increased trade show activities.

General and Administrative Expenses

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$5,156	$4,277	$879	21%
Percentage of revenues	15%	15%

General and administrative expenses increased $0.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily driven by increased personnel expenses of $0.8 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business; increased professional services of $0.1 million; and increased bad debt expense and other fees of $0.1 million, partially offset by lower non-employee stock-based compensation of $0.3 million relative to the same period a year ago.

Other Income (Expense), Net

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$(16)	$24	$(40)	NM
Percentage of revenues	0%	0%

Other income (expense), net remained relatively constant during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Other income (expense) during the three months ended September 30, 2014 and 2013 consisted primarily of interest and investment income of $0.1 million, offset by foreign exchange losses of $0.1 million.

Provision for Income Taxes

	Three Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Provision for income taxes	$283	$210	$73	35%
Percentage of revenues	1%	0%

Provision for income taxes increased $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The provision for income taxes is primarily for taxes on income in foreign jurisdictions and state income taxes in the United States. The increase is due to higher taxable income in foreign and state jurisdictions, primarily resulting from higher non-deductible stock-based compensation in the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$97,006	$78,923	$18,083	23%

Revenues increased $18.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to new customer subscriptions entered into after September 30, 2013 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $18.1 million, $12.8 million was from customers in the United States and the remaining $5.3 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$21,442	$18,134	$3,308	18%
Percentage of revenues	22%	23%
Gross profit percentage	78%	77%
Cost of revenues increased $3.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a $1.5 million increase in depreciation expenses related to additional computer hardware and software for our new and existing data centers; increased consulting expenses of $0.6 million; increased personnel expenses of $0.6 million, principally driven by the addition of employees in our operations staff and higher stock-based compensation; and increased third-party software maintenance expense of $0.5 million.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Research and development	$19,305	$15,739	$3,566	23%
Percentage of revenues	20%	20%
Research and development expenses increased $3.6 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase in personnel expenses of $2.7 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions and capabilities; higher corporate overhead costs of $0.4 million, principally due to expansion of our research and development team in India; and $0.2 million in consulting and professional service expenses.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$36,111	$30,739	$5,372	17%
Percentage of revenues	37%	39%

Sales and marketing expenses increased $5.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase in personnel expenses of $4.4 million, including higher commission expense and stock-based compensation, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts. We also incurred increased marketing expenses of $0.8 million, primarily related to increased trade show and marketing program activities.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$15,112	$12,226	$2,886	24%
Percentage of revenues	16%	15%

General and administrative expenses increased $2.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily driven by increased personnel expenses of $2.1 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business; increased professional services of $0.5 million; and increased bad debt expense and other fees of $0.3 million, partially offset by lower non-employee stock-based compensation of $0.3 million.

Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$77	$(134)	$211	NM
Percentage of revenues	0%	0%

Other income (expense), net increased $0.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily due to lower foreign currency exchange losses of $0.3 million and higher interest and investment income of $0.1 million. Additionally, in 2013, we received proceeds of $0.2 million from a negotiated settlement that was included in other income (expense) that did not recur in 2014.

Provision for Income Taxes

	Nine Months Ended
	September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Provision for income taxes	$639	$372	$267	72%
Percentage of revenues	1%	1%

Provision for income taxes increased $0.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The provision for income taxes is primarily for taxes on income in foreign jurisdictions and state income taxes in the United States. The increase is due to higher taxable income in foreign and state jurisdictions, primarily resulting from higher non-deductible stock-based compensation in the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $151.3 million, including $2.1 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the nine months ended September 30, 2014 and 2013. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$25,085	$15,191
Cash provided by (used in) investing activities	16,687	(10,415)
Cash provided by financing activities	4,372	2,513
Effect of exchange rate changes on cash and cash equivalents	(228)	(56)
Net increase in cash and cash equivalents	$45,916	$7,233

Cash Flows from Operating Activities
In the nine months ended September 30, 2014, cash flows from operating activities of $25.1 million resulted from our net income of approximately $4.5 million, as adjusted by an increase in deferred revenues of $6.9 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $8.8 million and stock-based compensation expense of $7.1 million, partially offset by an increase in prepaid expenses and other assets of $1.2 million due to prepayment of certain maintenance contracts and an increase in accounts receivable of $2.0 million, due to the overall growth of our business.

In the nine months ended September 30, 2013, cash flows from operating activities of $15.2 million resulted from our net income of approximately $1.6 million, as adjusted by an increase in deferred revenues of $4.7 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $7.1 million and stock-based compensation expense of $3.8 million, partially offset by an increase in accounts receivable of $0.7 million, as well as a decrease of $1.5 million in accounts payable and accrued liabilities due to the timing of payments.
Cash Flows from Investing Activities
In the nine months ended September 30, 2014, investing activities provided $16.7 million primarily attributable to the maturity and sale of investments of $144.2 million, partially offset by the purchase of investments of $117.3 million and the use of $10.3 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

In the nine months ended September 30, 2013, cash used in investing activities of $10.4 million was primarily attributable to $10.4 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions. There were also purchases of investments of $113.7 million, partially offset by sales and maturities of investments of $113.5 million.

Cash Flows from Financing Activities
In the nine months ended September 30, 2014, cash provided by financing activities of $4.4 million was primarily attributable to $5.0 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.8 million.

In the nine months ended September 30, 2013, cash provided by financing activities of $2.5 million was primarily attributable to $3.4 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.9 million.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain computer equipment. The following table summarizes our contractual cash obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019 and thereafter
	(in thousands)
Operating lease obligations (1)	$9,951	$1,049	$5,280	$2,273	$1,349
Total	$9,951	$1,049	$5,280	$2,273	$1,349

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the nine months ended September 30, 2014, we made regular payments on our operating lease obligations of $3.3 million.

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
Interest Rate Sensitivity
We have $151.3 million in cash, cash equivalents and short-term and long-term investments at September 30, 2014. Cash and cash equivalents include cash held in banks and highly liquid money market funds, corporate bonds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, municipal bonds and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 82% and 84% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the nine months ended September 30, 2014 and 2013, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

Our data centers are not currently redundant and we cannot rapidly move customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We added data center facilities in 2013 to provide additional capacity for our cloud platform and to enable disaster recovery. We are continuing to build out these facilities and anticipate they will be fully operational by early 2015. However, the additional facilities may not be operational in the anticipated time-frame and we may incur unplanned expenses.

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

If our solutions fail to detect vulnerabilities in our customers’ IT infrastructures, or if our solutions fail to identify and respond to new and increasingly complex methods of attacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities. Additionally, our security and compliance solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, some of our solutions rely on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from a variety of sources, including anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our solutions and may therefore adversely impact market acceptance of our solutions. They may also result in negative publicity, loss of customers and sales, costs to remedy the incorrect information or claims by aggrieved parties. Similar issues may be generated by the misuse of our tools to identify and exploit vulnerabilities.

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

We have experienced rapid growth over the last several years. From 2011 to 2013, our revenues grew from $76.2 million to $108.0 million, and our headcount increased from 256 employees at the beginning of 2011 to 418 employees at September 30, 2014. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success is significantly dependent upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2014 and 2013, we derived approximately 37% and 39% of our revenues, respectively, from sales of subscriptions for our solutions through channel partners. The percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2014, we incurred approximately 22% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for the nine months ended September 30, 2014 approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million on our condensed consolidated balance sheet as of September 30, 2014 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. We may issue equity securities which would dilute current stockholders' ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholders' equity and stock price. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

As of September 30, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own, in the aggregate, approximately 45% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2014, we had approximately 33.3 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of September 30, 2014, we had outstanding options to purchase approximately 7.1 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of September 30, 2014, we had an aggregate of 1.6 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on November 6, 2014.

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