Form 10-Q/A
period 2014-03-31
QUALYS, INC.
filed 2015-01-12
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock outstanding as of April 30, 2014 was 32,680,405.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2014, solely for the purpose of refiling revised exhibits 31.1 and 31.2 to correct certain portions thereof.

This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended March 31, 2014. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II.

Item 6. Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on January 12, 2015.

QUALYS, INC.

By:	/s/ Philippe F. Courtot
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ Donald C. McCauley
Name: Donald C. McCauley
Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed
**	Filed herewith