Form 10-Q/A
period 2014-06-30
QUALYS, INC.
filed 2015-01-12
CIK 1107843

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2014 was 32,986,683.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 7, 2014, solely for the purpose of refiling revised exhibits 31.1 and 31.2 to correct certain portions thereof.

This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended June 30, 2014. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

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
Name: Donald C. McCauley
Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Agreement with Ann S. Johnson dated May 2, 2014 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2014, File No. 001-35662)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed
**	Filed herewith