Form 10-Q/A
period 2014-09-30
QUALYS, INC.
filed 2015-01-12
CIK 1107843

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2014 was 33,320,475.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 6, 2014, solely for the purpose of refiling revised exhibits 31.1 and 31.2 to correct certain portions thereof.

This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended September 30, 2014. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

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