Form 10-K
period 2014-12-31
QUALYS, INC.
filed 2015-03-06
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2014
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $525 million based on the last reported sale price of the registrant's common stock on June 30, 2014. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of February 27, 2015 was 33,915,121 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

Qualys, Inc.

PART I
Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues;

•	the effects of increased competition in our market;

•	our ability to innovate, enhance our cloud solutions and platform and introduce new solutions;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing, our infrastructure, new solutions, research and development, and acquisitions;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our expectations, assumptions and conclusions related to our benefit from income taxes and our deferred tax assets; and

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, or QualysGuard VM, in 2000. This solution has provided the substantial majority of our revenues to date, representing 82%, 84% and 87% of total revenues in 2014, 2013 and 2012, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. We continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring, an additional QualysGuard VM offering, for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber attack.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2013 grew by $15.7 million to $123.7 million during 2014, representing 115% of total revenues in 2013. We expect this trend to continue.

Our QualysGuard Cloud Platform is currently used by over 7,700 organizations in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased from $91.4 million in 2012 to $108.0 million in 2013, and reached $133.6 million in 2014. We generated net income of $2.2 million in 2012, $1.5 million in 2013, and $30.2 million in 2014. Net income in 2014 includes a tax benefit of $23.7 million for recognition of our U.S. federal and certain state deferred tax assets. Total assets as of December 31, 2014 and 2013 were $260.0 million and $192.6 million, respectively.
Our Growth Strategy
We intend to leverage our innovation and extensive expertise to strengthen our leadership position as a trusted provider of cloud security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions.    We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. In 2014, we continued to introduce new solutions on our platform, such as Continuous Monitoring, an additional QualysGuard VM offering.

•
Expand the use of our suite of solutions by our large and diverse customer base.    With more than 7,700 customers across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since many of our customers initially deploy only one of our solutions and in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

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
Our cloud platform is delivered to customers via our shared platform offering from our global data centers or via our private platform offering (QualysGuard Private Cloud Platform, or PCP), for customers or partners that want the platform to reside within the customer's on-premise data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's on-premise data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. Our PCP provides our subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software.
QualysGuard Cloud Suite
Our suite of solutions, which we refer to as the QualysGuard Cloud Suite, currently includes seven solutions: Vulnerability Management, Policy Compliance, PCI Compliance, Web Application Scanning, Malware Detection Service, Web Application Firewall, and Qualys SECURE Seal. This integrated set of cloud solutions enables organizations to:

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
Our customers can subscribe to one or more of our security and compliance solutions based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional QualysGuard solutions. We offer three editions of our QualysGuard Cloud Suite, the Enterprise edition for large and medium-sized enterprises, the Express edition for medium-sized businesses, and Express Lite for small-sized businesses. QualysGuard Cloud Suite solutions are described below.
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

QualysGuard Continuous Monitoring, an additional QualysGuard VM offering, gives organizations the ability to proactively identify threats and unexpected changes for their internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack.
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
QualysGuard Web Application Firewall
QualysGuard Web Application Firewall, or QualysGuard WAF, currently in limited release, delivers enterprise-grade web application security without the costs, footprint, and complexity associated with appliance-based web application firewall solutions. It is designed to protect web applications from attack vectors by enhancing default web application configurations and virtual patching. QualysGuard WAF can improve website performance by reducing page load times and optimizing bandwidth.
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

Our Customers

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2014, we had over 7,700 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2014, 2013 and 2012, no one customer accounted for more than 10% of our revenues. In 2014, 2013 and 2012, approximately 70%, 70% and 68%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

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
Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Accuvant, FishNet Security, Inc., Dell Inc., Fujitsu, Insight Technologies, Inc., and Verizon Communications Inc.
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2014, 2013 and 2012, 37%, 39% and 40%, respectively, of our revenues were generated by channel partners.
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
Customer Support
We deliver 24x7x365 customer support from centers located in Redwood City, California; Raleigh, North Carolina; and Reading, United Kingdom. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for any professional services. Accordingly, we do not sell any professional services. However, we do offer various training programs as part of our subscriptions to all of our customers. We believe that our customer support helps ensure customer satisfaction and is critical to retaining and expanding our customer base. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions.
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
Research and development expenses were $26.3 million, $21.7 million and $20.2 million for 2014, 2013 and 2012, respectively.
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
Data Center Agreements
Our data center operations are provided by large third-party data center vendors and are located in the United States and Switzerland. Our data center agreements have varying terms through 2017.
Competition
The expanding capabilities of our security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, McAfee, Inc. (a subsidiary of Intel Corporation) and Symantec Corporation, as well as privately held security providers including BeyondTrust Software, Inc., nCircle Network Security, Inc., NetIQ Corporation, Rapid7 LLC, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets.
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
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. We have four issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our QualysGuard Cloud Platform, which we believe differentiates us from our competitors.
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
Employees
As of December 31, 2014, we had 431 full-time employees, including 169 in research and development, 149 in sales and marketing, 67 in operations and customer support and 46 in general and administrative. As of December 31, 2014, we had 265 employees in the United States and 166 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages.
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
Geographic Information
For a description of our revenue and property and equipment by geographic location, see Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;

•	publicity regarding security breaches generally and the level of perceived threats to IT security;

•	sales and marketing expenses associated with our existing and new products and services;

•	changes in customer renewals of our solutions;

•	the extent to which customers subscribe for additional solutions;

•	seasonal buying patterns of our customers;

•	the level of perceived threats to IT security;

•	security breaches, technical difficulties or interruptions with our service;

•	changes in the growth rate of the IT security and compliance market;

•
the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our solutions;

•	decisions by potential customers to purchase IT security and compliance products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenues;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	failure of our products and services to operate as designed;

•	price competition;

•	the length of our sales cycle for our products and services;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;

•	changes in foreign currency exchange rates;

•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;

•	future accounting pronouncements or changes in our accounting policies;

•
our ability to integrate any products or services that we may acquire in the future into our product suite or migrate existing customers of any companies that we may acquire in the future to our products and services;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and

•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

If we do not successfully anticipate market needs and opportunities or are unable to enhance our solutions and develop new solutions that meet those needs and opportunities on a timely or cost-effective basis, we may not be able to compete effectively and our business and financial condition may be harmed.

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

Our platform, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.

We and our service providers could be a target of cyber attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our solutions, platforms, and system may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent breaches by our employees or service providers. Because our operations involve providing IT security solutions to our customers, we may be targeted for cyber attacks and other security incidents. If an actual or perceived breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, negatively affecting our reputation, and may expose us to the loss of information, litigation, regulatory actions and possible liability. Any such actual or perceived security breach could also divert the efforts of our technical and management personnel. In addition, any such actual or perceived security breach could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

We have a limited history of profitability and may not achieve or maintain profitability in the future.

While we have experienced significant revenue growth in recent years and although we have had net income for each of the three years ended December 31, 2014, 2013, and 2012, we have not been consistently profitable. Our net income for the year ended December 31, 2013 was lower than the previous year. Further, we have had net losses in at least one quarter in each of the last several years. We may not be able to sustain or increase our growth or maintain profitability in the future. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, we will continue to incur increased personnel and professional services expenses in connection with compliance with Section 404 of the Sarbanes-Oxley Act. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Annual Report on Form 10-K. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 82%, 84%, and 87% of our revenues from subscriptions to our QualysGuard Vulnerability Management solution for the years ended December 31, 2014, 2013 and 2012, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

Our data centers are not currently redundant and we cannot rapidly move customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We have added data center facilities to provide additional capacity for our cloud platform and to enable disaster recovery. We continue to build out these facilities and expect to add additional data centers throughout 2015. However, these additional facilities may not be operational in the anticipated time-frame and we may incur unplanned expenses.

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

If our solutions fail to detect vulnerabilities in our customers’ IT infrastructures, or if our solutions fail to identify and respond to new and increasingly complex methods of attacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities. Additionally, our security and compliance solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, some of our solutions rely on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from a variety of sources, including anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability or usability of our solutions and may therefore adversely impact market acceptance of our solutions and could result in negative publicity, loss of customers and sales, increased costs to remedy any incorrect information or problem, or claims by aggrieved parties. Similar issues may be generated by the misuse of our tools to identify and exploit vulnerabilities.

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

Our solutions could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy and other data handling concerns could result in additional cost and liability to us or inhibit sales of our solutions.

We collect the names and email addresses of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act, or GLB, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act passed in Germany.

In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different privacy standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws, regulations, standards and contractual obligations are uncertain, it is possible that they may be interpreted and applied in a manner that is, or perceived to be, inconsistent with our data management practices or the features of our solutions. If so, in addition to the possibility of regulatory investigations and enforcement actions, fines, lawsuits and other claims, other forms of injunctive or operations-limiting relief, and damage to our reputations and loss of goodwill, we could be required to fundamentally change our business activities and practices or modify our solutions and may face limitations in our ability to develop new solutions and features, any of which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived inability to comply with applicable privacy or data protection laws, regulations and privacy standards, could result in cost and liability to us, damage our reputation, inhibit sales of subscriptions and harm our business.

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

A significant portion of our customers, channel partners and employees are located outside of the United States, which subjects us to a number of risks associated with conducting international operations and if we are unable to successfully manage these risks, our business and operating results could be harmed.

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

In addition, approximately 39% of our employees are located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced rapid growth over the last several years. From 2012 to 2014, our revenues have grown from $91.4 million to $133.6 million, and our headcount increased from 359 employees at the beginning of 2012 to 431 employees at December 31, 2014. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. In 2014, 2013 and 2012, we derived approximately 37%, 39% and 40%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Additionally, one of our channel partners, Dell, Inc. accounted for 5% of our revenues for each of the years ended December 31, 2014, 2013 and 2012. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

We license third-party software as well as security and compliance data from various third parties to deliver our solutions. In the future, this software or data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software or data could result in delays in the provisioning of our solutions until equivalent technology or data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of this third-party software or data could result in errors or defects in our solutions or cause our solutions to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2014, we incurred approximately 22% of our expenses outside of the United States in foreign currencies, primarily Euros, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, in 2014, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euros. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have four issued patents and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million on our consolidated balance sheet as of December 31, 2014 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

We depend on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

We prepare our financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these accounting standards or practices could harm our operating results and could have a significant effect on our reporting of transactions, reported results and may even retroactively affect previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results, require that we make significant changes to our systems, processes and controls or the way we conduct our business.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $56.7 million as of December 31, 2014. Increases in our effective tax rate could harm our operating results.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. In the event that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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

Concentration of ownership among our existing executive officers, directors and holders of 10% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of December 31, 2014, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2014, we had approximately 33.6 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2014, we had outstanding options to purchase approximately 7.6 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of December 31, 2014, we had an aggregate of 0.8 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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
Our principal executive offices are located in Redwood City, California, where we occupy a 50,000 square-foot facility under a lease expiring on November 30, 2017. We have additional U.S. offices in Bellevue, Washington; Denver, Colorado; Raleigh, North Carolina; and Madison, Wisconsin. We also lease offices in Beijing, China; Courbevoie, France; Manila, Philippines; Moscow, Russia; Munich, Germany; Frankfurt, Germany; Pune, India; Dubai, United Arab Emirates; Reading, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.
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

Market Information

Our common stock is listed on the NASDAQ Stock Market under the trading symbol “QLYS”. The following table sets forth the high and low per share sales prices for our common stock as reported on the NASDAQ Stock Market for the two most recent fiscal years:

	Low	High
Fiscal 2014:
Fourth quarter	$26.00	$40.74
Third quarter	$22.65	$29.70
Second quarter	$18.00	$26.88
First quarter	$20.37	$29.94
Fiscal 2013:
Fourth quarter	$19.56	$24.90
Third quarter	$14.98	$23.21
Second quarter	$10.15	$16.25
First quarter	$10.18	$16.38

Holders of Common Equity

As of February 27, 2015, there were approximately 160 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2014. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	7,605,407	$12.93	803,630

1 Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from September 28, 2012 (the date our common stock commenced trading on the NASDAQ Stock Market) through December 31, 2014 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc, NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index

Index Value
$280.00
$270.00
$260.00
$250.00
$240.00
$230.00
$220.00
$210.00
$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$80.00
9/28/2012
12/31/2012
3/28/2013
6/28/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer

* $100 invested on 9/28/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Sep 28, 2012	Dec 31, 2012	Mar 28, 2013	Jun 28, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Qualys Inc.	$100.00	$104.45	$87.15	$113.84	$151.06	$163.21	$179.59	$181.29	$187.85	$266.60
NASDAQ Global Select Market	$100.00	$96.97	$104.81	$109.04	$120.70	$133.81	$134.37	$141.29	$144.41	$152.15
NASDAQ Computer	$100.00	$92.56	$94.63	$96.42	$107.05	$122.12	$124.02	$134.09	$140.74	$146.40

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

We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months.  We intend to use the net proceeds from the offering for capital expenditures, working capital and other general corporate purposes, which may include hiring additional personnel and investing in sales and marketing and research and development. In addition, we expect to spend approximately $17 million through December 31, 2015 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies. We have not entered into any agreements or commitments with respect to any acquisitions or investments at this time.

Pending these uses, we invested the net proceeds in highly liquid money market funds, commercial paper, corporate bonds, municipal bonds, fixed-income U.S. government agency securities and asset-backed securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the fourth quarter of 2014.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2014 are not necessarily indicative of operating results to be expected for any other period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$133,579	$107,962	$91,420	$76,212	$65,432
Cost of revenues(1)	28,963	24,660	18,404	13,247	11,204
Gross profit	104,616	83,302	73,016	62,965	54,228
Operating expenses:
Research and development(1)	26,320	21,678	20,195	19,633	15,780
Sales and marketing(1)	48,049	42,523	37,738	31,526	29,056
General and administrative(1)	21,000	16,792	12,079	8,900	8,183
Total operating expenses	95,369	80,993	70,012	60,059	53,019
Income from operations	9,247	2,309	3,004	2,906	1,209
Other income (expense), net:
Interest expense	(9)	(43)	(192)	(204)	(186)
Interest income	452	375	14	14	3
Other income (expense), net (4)	(1,077)	(600)	(247)	(512)	(392)
Total other income (expense), net (4)	(634)	(268)	(425)	(702)	(575)
Income before income taxes (4)	8,613	2,041	2,579	2,204	634
(Benefit from) provision for income taxes (3)	(21,631)	500	358	416	(204)
Net income (4)	$30,244	$1,541	$2,221	$1,788	$838
Net income attributable to common stockholders (4)	$30,244	$1,539	$1,049	$399	$177
Net income per share attributable to common stockholders: (2) (4)
Basic	$0.92	$0.05	$0.09	$0.08	$0.04
Diluted	$0.81	$0.04	$0.08	$0.07	$0.04
Weighted-average shares used in computing net income per share attributable to common stockholders: (2)
Basic	32,979	31,914	11,891	5,053	4,706
Diluted	37,170	35,973	28,352	24,194	23,562

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$127,218	$97,196	$118,432	$24,548	$15,010
Long-term investments	39,448	35,608	—	—	—
Total assets	260,024	192,603	170,318	68,789	44,360
Deferred revenues, current	81,147	67,505	56,497	46,717	37,811
Deferred revenues, noncurrent	10,064	8,889	8,616	4,713	1,734
Convertible preferred stock	—	—	—	63,873	63,745
Total stockholders’ equity (deficit)	151,827	103,117	91,555	(64,424)	(69,401)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenues	$757	$432	$276	$143	$80
Research and development	2,470	1,047	672	499	359
Sales and marketing	2,407	1,244	1,074	578	467
General and administrative	4,915	2,783	1,430	927	964
Total stock-based compensation	$10,549	$5,506	$3,452	$2,147	$1,870

(2)
See Notes 1 and 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted income per share attributable to common stockholders.

(3)
Provision for income taxes prior to 2014 consists primarily of taxes on income in foreign jurisdictions and state income taxes in the U.S. In the fourth quarter of 2014, we recorded a tax benefit of $23.7 million to recognize our U.S. federal and certain state deferred tax assets.

(4)
Other income (expense), income before income taxes, net income, net income attributable to common stockholders, and net income per share for fiscal years 2013 and prior have been adjusted for an immaterial error as further described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the section titled "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management, in 2000. This solution has provided the substantial majority of our revenues to date, representing 82%, 84% and 87% of total revenues in 2014, 2013 and 2012, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning and continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring, an additional QualysGuard VM offering, for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber attack.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2013 grew by $15.7 million to $123.7 million during 2014, representing 115% of total revenues in 2013. We expect this trend to continue.

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2014, we had over 7,700 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2014, 2013 and 2012, approximately 70%, 70% and 68%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth over the past three years. Our revenues increased from $91.4 million in 2012 to $108.0 million in 2013, and reached $133.6 million in 2014, representing period-over-period increases of $16.5 million, and $25.6 million, or 18% and 24%, respectively. We generated net income of $2.2 million in 2012, $1.5 million in 2013, and $30.2 million in 2014. Net income in 2014 includes a tax benefit of $23.7 million for recognition of our U.S. federal and certain state deferred tax assets.

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

	Year Ended December 31,

	2014	2013	2012
	(in thousands)
Adjusted EBITDA	$31,693	$17,427	$13,797
Free cash flows	27,411	11,431	10,724

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for each of the periods presented.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (1)	$30,244	$1,541	$2,221
Other (income) expense, net (1)	634	268	425
(Benefit from) provision for income taxes	(21,631)	500	358
Depreciation and amortization of property and equipment	11,504	9,195	6,895
Amortization of intangible assets	393	417	446
Stock-based compensation	10,549	5,506	3,452
Adjusted EBITDA	$31,693	$17,427	$13,797
Percentage of revenues	24%	16%	15%

(1)
Net income and other (income) expense for fiscal years 2013 and prior have been adjusted for an immaterial error as further described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Free Cash Flow

We define free cash flow, a non-GAAP measure, as net cash provided by operating activities less purchases of property and equipment and capitalization of software development costs. We monitor free cash flow as a liquidity measure because we believe it provides useful information to management and investors about the amount of cash we generated, that, after the acquisition of property and equipment and capitalized software development costs, can be used for strategic opportunities, including investing in our business, making strategic acquisitions and strengthening the balance sheet. We also believe free cash flow provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods.

A limitation of using free cash flow as a means for evaluating liquidity is that free cash flow does not represent the total increase or decrease in cash and cash equivalents for the period because it excludes cash provided by or used in other investing and financing activities. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$41,423	$25,081	$21,924
Less:
Purchases of property and equipment	(13,914)	(13,650)	(11,200)
Capitalized software development costs	(98)	—	—
Free cash flow	$27,411	$11,431	$10,724

Limitations of Adjusted EBITDA and Free Cash Flow

Adjusted EBITDA and free cash flow, non-GAAP financial measures, have limitations as analytical tools, and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;

•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;

•
Adjusted EBITDA excludes depreciation and amortization of property and equipment and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	Free cash flow does not represent the total increase or decrease in the cash and cash equivalents for the period; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA and free cash flow differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA and free cash flow should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP.

Key Components of Results of Operations

Revenues
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. We generate the substantial majority of our revenues through the sale of subscriptions to our QualysGuard Vulnerability Management solution, and we also have a growing number of customers who have purchased our additional solutions. Subscriptions to our solutions allow customers to access our cloud security and compliance solutions through a unified, web-based interface. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our QualysGuard Cloud Platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams as well as professional services, insurance, fees, certain other corporate governance-related expenses, and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British pound and Japanese yen; losses on disposal of property and equipment; and interest expense associated with our capital leases.

Provision for Income Taxes
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally lower than U.S. tax rates, and may be subject to U.S. income taxes. Our effective rates differ from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, non-deductible stock-based compensation expense and other adjustments.

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

We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income.
Our benefit from income taxes in 2014 included a tax benefit for the recognition of our U.S. federal and certain state deferred tax assets. The tax benefit was partially offset by our income tax provision for federal and certain state income taxes in the United Sates, as well as income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries. Our provision for income taxes in 2013 and 2012 consists primarily of income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States. The provision for income taxes also includes changes to unrecognized tax benefits related to uncertain tax positions.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated statements of operations data:
Revenues	$133,579	$107,962	$91,420
Cost of revenues (1)	28,963	24,660	18,404
Gross profit	104,616	83,302	73,016
Operating expenses:
Research and development (1)	26,320	21,678	20,195
Sales and marketing (1)	48,049	42,523	37,738
General and administrative (1)	21,000	16,792	12,079
Total operating expenses	95,369	80,993	70,012
Income from operations	9,247	2,309	3,004
Other income (expense), net (2)	(634)	(268)	(425)
Income before income taxes (2)	8,613	2,041	2,579
(Benefit from) provision for income taxes	(21,631)	500	358
Net income (2)	$30,244	$1,541	$2,221
____________________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$757	$432	$276
Research and development	2,470	1,047	672
Sales and marketing	2,407	1,244	1,074
General and administrative	4,915	2,783	1,430
Total stock-based compensation	$10,549	$5,506	$3,452

(2)
Other income (expense), income before income taxes, and net income for fiscal years 2013 and prior have been adjusted for an immaterial error as further described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2014	2013	2012
Revenues	100%	100%	100%
Cost of revenues	22%	23%	20%
Gross profit	78%	77%	80%
Operating expenses:
Research and development	19%	20%	22%
Sales and marketing	36%	39%	41%
General and administrative	16%	16%	14%
Total operating expenses	71%	75%	77%
Income from operations	7%	2%	3%
Other income (expense), net	0%	0%	0%
Income before income taxes	7%	2%	3%
(Benefit from) provision for income taxes	(16)%	0%	1%
Net income	23%	2%	2%

Comparison of Years Ended December 31, 2014 and 2013
Revenues

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$133,579	$107,962	$25,617	24%

Revenues increased $25.6 million in 2014 compared to 2013. Revenues from customers existing at or prior to December 31, 2013 grew by $15.7 million to $123.7 million in 2014, representing 115% of total revenues in 2013, primarily due to increased subscriptions and purchases of additional solutions. Subscriptions from new customers added in 2014 contributed $9.9 million to the increase in revenues. Of the total increase of $25.6 million, $17.9 million was from customers in the United States and the remaining $7.7 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$28,963	$24,660	$4,303	17%
Percentage of revenues	22%	23%
Gross profit percentage	78%	77%

Cost of revenues increased $4.3 million in 2014 compared to 2013, primarily due to a $1.9 million increase in depreciation expenses primarily related to additional computer hardware and software for our new and existing data centers; increased personnel expenses of $0.7 million, principally driven by the addition of employees in our operations staff and higher stock-based compensation; increased third-party software license maintenance expense of $0.7 million; increased consulting expense of $0.7 million; and increased data center costs of $0.3 million, driven by new data centers, expanded storage and other data center-related costs.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Research and development	$26,320	$21,678	$4,642	21%
Percentage of revenues	19%	20%

Research and development expenses increased $4.6 million in 2014 compared to 2013, primarily due to an increase in personnel expenses of $3.6 million, including higher stock-based compensation, principally driven by the addition of employees as we continue to invest in enhancing our platform and developing new solutions and capabilities; higher corporate overhead costs of $0.5 million, principally due to the expansion of our research and development team in India; and an increase of consulting and professional service expenses of $0.3 million.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$48,049	$42,523	$5,526	13%
Percentage of revenues	36%	39%

Sales and marketing expenses increased $5.5 million in 2014 compared to 2013, primarily due to an increase in personnel expenses of $4.6 million, including higher commission expense and stock-based compensation, principally driven by the addition of employees as we continue to expand our domestic and international sales and marketing efforts. We also incurred increased marketing expenses of $1.2 million, primarily related to increased trade shows, public relations and marketing program activities.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$21,000	$16,792	$4,208	25%
Percentage of revenues	16%	16%

General and administrative expenses increased $4.2 million in 2014 compared to 2013, primarily driven by increased personnel expenses of $3.0 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business; increased professional services of $0.7 million; and increased bad debt expense, corporate and business taxes, and other fees of $0.4 million.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$(634)	$(268)	$(366)	137%
Percentage of revenues	0%	0%

Other income (expense), net decreased $0.4 million in 2014 compared to 2013, primarily due to a loss on disposal of property and equipment of $0.3 million; partially offset by higher investment income of $0.1 million. Additionally, in 2013, we received proceeds of $0.2 million from a negotiated settlement that was included in other income (expense) that did not recur in 2014.

(Benefit from) Provision for Income Taxes

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(21,631)	$500	$(22,131)	NM
Percentage of revenues	(16)%	0%

The (benefit from) provision for income taxes decreased $22.1 million in 2014 compared to 2013. The tax benefit in 2014 includes approximately $23.7 million for the recognition of our U.S. federal and certain state deferred tax assets. In the fourth quarter of 2014, management determined it was more likely than not that certain deferred tax assets were realizable, primarily due to the increased and expected sustainable profitability in our U.S. operations. The tax benefit was partially offset by taxes on income for U.S. federal and certain state jurisdictions as well as taxes on income in foreign jurisdictions for our wholly-owned subsidiaries.

Comparison of Years Ended December 31, 2013 and 2012
Revenues

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$107,962	$91,420	$16,542	18%
Revenues increased $16.5 million in 2013 compared to 2012. Revenues from customers existing at or prior to December 31, 2012 grew by $8.7 million to $100.1 million in 2013 representing 110% of total revenues in 2012, primarily due to increased subscriptions and purchases of additional solutions. Subscriptions from new customers added in 2013 contributed $7.8 million to the increase in revenues. Of the total increase of $16.5 million, $12.9 million was from customers in the United States and the remaining $3.6 million was from customers in foreign countries. The growth in revenues reflects increased demand for our solutions.
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
General and administrative expenses increased $4.7 million in 2013 compared to 2012, primarily due to an increase in personnel expenses of $2.2 million, including higher stock-based compensation, principally due to the addition of employees to support the growth of our business and building out our infrastructure to support public company requirements. We also incurred increased insurance, director fees and other fees of $0.8 million; as well as increased stock-based compensation of $0.5 million related to non-employees, primarily due to higher stock prices; and increased professional services of $0.5 million.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income (expense), net	$(268)	$(425)	$157	(37)%
Percentage of revenues	0%	0%
Other income (expense), net increased $0.2 million in 2013 compared to 2012, primarily due to increased investment income of $0.3 million; proceeds of $0.2 million received from a negotiated settlement in 2013; and decreased interest expense of $0.1 million; partially offset by an increase in foreign currency exchange losses of $0.4 million.
Provision for Income Taxes

	Year Ended
	December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Provision for income taxes	$500	$358	$142	(14)%
Percentage of revenues	0%	1%
Provision for income taxes increased $0.1 million in 2013 compared to 2012, primarily due to increases in foreign and state taxes and also due to a reduction of the liability for uncertain tax positions for closure of tax years in foreign jurisdictions on 2012.

Liquidity and Capital Resources

Since our inception, we had financed our operations primarily through proceeds from the issuance of our preferred stock, including $23.2 million invested by Philippe F. Courtot, our Chairman, President and Chief Executive Officer, and cash flows from operations. On October 3, 2012, we closed our IPO and received net proceeds of approximately $87.5 million after deducting underwriting discounts and commissions, and before deducting total expenses in connection with our IPO of $2.9 million. At December 31, 2014, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $166.7 million, including $2.4 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2014, 2013 and 2012. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $17 million through December 31, 2015 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

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

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$41,423	$25,081	$21,924
Cash used in investing activities	(14,333)	(20,675)	(94,796)
Cash provided by financing activities	7,093	3,077	83,202
Effect of exchange rate changes on cash and cash equivalents	(48)	1	7
Net increase in cash and cash equivalents	$34,135	$7,484	$10,337

Cash Flows from Operating Activities
In 2014, cash flows from operating activities of $41.4 million resulted primarily from our net income of approximately $30.2 million, as adjusted by an increase in deferred revenues of $14.8 million, attributable to our continued growth and by non-cash items including depreciation and amortization expense of $11.9 million, and stock-based compensation expense of $10.5 million. These increases are partially offset by an increase in accounts receivable of $4.9 million, due to the overall growth of our business and by the non-cash change in deferred tax assets of $22.6 million.
In 2013, cash flows from operating activities of $25.1 million resulted from our net income of approximately $1.5 million, as adjusted by an increase in deferred revenues of $11.3 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $9.6 million and stock-based compensation expense of $5.5 million. These working capital increases are partially offset by an increase in accounts receivable of $4.3 million, due to the overall growth of our business.
In 2012, operating activities provided $21.9 million in cash related to an increase of $13.7 million in deferred revenues, attributable to our continued growth and an increase in subscriptions exceeding on year; and net income of $2.2 million; adjusted by non-cash items including depreciation and amortization of $7.3 million and stock-based compensation of $3.5 million. These sources of cash were partially offset by an increase of $4.0 million in accounts receivable due to the overall growth of our business and a decrease of $1.2 million in accounts payable and accrued liabilities due to the timing of payments.

Cash Flows from Investing Activities
In 2014, cash used in investing activities of $14.3 million was primarily attributable to $13.9 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, there were also purchases of investments of $157.7 million, partially offset by the sales and maturities of investments of $157.3 million.
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
In 2012, we invested $83.5 million of our IPO proceeds in short-term investments. In addition, we used $11.2 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities
In 2014, cash provided by financing activities of $7.1 million was primarily attributable to $7.6 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.8 million.
In 2013, cash provided by financing activities of $3.1 million was primarily attributable to $4.1 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $1.2 million.
In 2012, cash provided by financing activities of $83.2 million was primarily attributable to proceeds of $84.5 million from our initial public offering, net of offering costs, and $2.1 million of proceeds from the exercise of stock options. These cash inflows were partially offset by prepayments on our capital lease obligations of $2.4 million and payment of non-contingent consideration related to our Nemean acquisition of $1.0 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and office equipment. The following table summarizes our contractual cash obligation at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Operating lease obligations	$9,950	$4,409	$4,876	$665
Total	$9,950	$4,409	$4,876	$665

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

Revenue Recognition
We derive revenues from subscriptions that require customers to pay a fee in order to access our cloud solutions. Customers generally enter into one year renewable annual subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. Customers are required to return physical scanner appliances if they do not renew their subscriptions. In some limited cases, we also provide certain computer equipment used to extend our QualysGuard Cloud Platform into our customers’ private cloud environment. We assess the ability to separate multiple deliverables in accordance with the relevant accounting literature.
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
Through the first three quarters of 2014, based on the accumulation of negative evidence, such as inconsistent quarterly earnings, relatively low profitability in our U.S. operations, continued significant investment in sales personnel and marketing programs, research and development activities and in our infrastructure, and uncertainty of sustaining or growing future profits, management determined it was not more likely than not that the benefits of our deferred tax assets would be realized.
In the fourth quarter of 2014, we considered our increasing realized profitability in the fourth quarter, forecasted future profitability, our ability to better absorb uncertainties in future profits, and the cumulative effect of changes in the current macro-economic environment surrounding the IT security industry, which ultimately resulted in increased demand for our solutions. We determined that the objective and verifiable positive evidence outweighed the negative evidence and recorded a $23.7 million tax benefit for the recognition of our U.S. federal and certain state deferred tax assets.

We believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2014 for our California deferred tax assets. If we determine in the future that we will be able to realize all or a portion of our California deferred tax assets, an adjustment to our deferred tax assets would increase net income in the period in which we make such a determination.
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

We measure and report certain cash equivalents, investments and derivative foreign currency forward contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Our financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, municipal bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs.

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
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. We use foreign currency forward contracts to partially mitigate the impact of fluctuations in cash and accounts receivable balances denominated in Euros and British pound. We do not use these contracts for speculative or trading purposes, nor are they designated as hedges. These contracts typically have a maturity of one month, and we record gains and losses from these instruments in other income (expense), net. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity
We have $166.7 million in cash, cash equivalents and short-term and long-term investments at December 31, 2014. Cash and cash equivalents include cash held in banks, highly liquid money market funds, fixed-income U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.

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

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Qualys, Inc.

We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualys, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
San Francisco, California
March 6, 2015

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$76,504	$42,369
Short-term investments	50,714	54,827
Accounts receivable, net of allowance of $590 and $389 at December 31, 2014 and 2013, respectively	32,993	28,581
Deferred tax assets, current	8,520	114
Prepaid expenses and other current assets	6,528	4,565
Total current assets	175,259	130,456
Long-term investments	39,448	35,608
Property and equipment, net	26,618	23,075
Deferred tax assets, net	14,119	72
Intangible assets, net	2,001	2,394
Goodwill	317	317
Other noncurrent assets	2,262	681
Total assets	$260,024	$192,603
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,661	$1,930
Accrued liabilities	10,353	9,037
Deferred revenues, current	81,147	67,505
Capital lease obligations, current	—	805
Total current liabilities	97,161	79,277
Deferred revenues, noncurrent	10,064	8,889
Other noncurrent liabilities	972	1,320
Total liabilities	108,197	89,486
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 33,594,285 and 32,375,299 shares issued and outstanding at December 31, 2014 and 2013, respectively	34	32
Additional paid-in capital	195,133	176,641
Accumulated other comprehensive income	10	38
Accumulated deficit	(43,350)	(73,594)
Total stockholders’ equity	151,827	103,117
Total liabilities and stockholders’ equity	$260,024	$192,603

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$133,579	$107,962	$91,420
Cost of revenues	28,963	24,660	18,404
Gross profit	104,616	83,302	73,016
Operating expenses:
Research and development	26,320	21,678	20,195
Sales and marketing	48,049	42,523	37,738
General and administrative	21,000	16,792	12,079
Total operating expenses	95,369	80,993	70,012
Income from operations	9,247	2,309	3,004
Other income (expense), net:
Interest expense	(9)	(43)	(192)
Interest income	452	375	14
Other income (expense), net	(1,077)	(600)	(247)
Total other income (expense), net	(634)	(268)	(425)
Income before income taxes	8,613	2,041	2,579
(Benefit from) provision for income taxes	(21,631)	500	358
Net income	$30,244	$1,541	$2,221
Net income attributable to common stockholders	$30,244	$1,539	$1,049
Net income per share attributable to common stockholders:
Basic	$0.92	$0.05	$0.09
Diluted	$0.81	$0.04	$0.08
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	32,979	31,914	11,891
Diluted	37,170	35,973	28,352

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$30,244	$1,541	$2,221
Available-for-sale investments:
Change in net unrealized gain on investments, net of zero tax	—	38	8
Less: reclassification adjustment for net realized gain included in net income	(28)	(8)	—
Net change, net of zero tax	(28)	30	8
Other comprehensive income (loss), net	(28)	30	8
Comprehensive income	$30,216	$1,571	$2,229

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$30,244	$1,541	$2,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,897	9,612	7,341
Bad debt expense	470	307	218
Loss on disposal of property and equipment	324	12	10
Stock-based compensation	10,549	5,506	3,452
Non-cash interest expense	—	—	24
Amortization of premiums and accretion of discounts on investments	565	282	7
Excess tax benefits from stock-based compensation	(259)	(150)	—
Deferred income taxes	(22,599)	(66)	27
Changes in operating assets and liabilities:
Accounts receivable	(4,882)	(4,343)	(4,014)
Prepaid expenses and other assets	(3,456)	610	136
Accounts payable	2,332	(100)	(223)
Accrued liabilities	1,622	437	(972)
Deferred revenues	14,817	11,281	13,683
Other noncurrent liabilities	(201)	152	14
Net cash provided by operating activities	41,423	25,081	21,924
Cash flows from investing activities:
Purchases of investments	(157,660)	(145,263)	(83,547)
Sales and maturities of investments	157,339	138,124	—
Purchases of property and equipment	(13,914)	(13,650)	(11,200)
Capitalized software development costs	(98)	—	—
Release of restricted cash	—	114	—
Purchases of intangible assets	—	—	(49)
Net cash used in investing activities	(14,333)	(20,675)	(94,796)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	—	84,534
Proceeds from exercise of stock options	7,639	4,073	1,685
Proceeds from early exercise of stock options	—	40	384
Excess tax benefits from stock-based compensation	259	150	—
Principal payments under capital lease obligations	(805)	(1,186)	(2,401)
Non-contingent payment related to acquisition	—	—	(1,000)
Net cash provided by financing activities	7,093	3,077	83,202
Effect of exchange rate changes on cash and cash equivalents	(48)	1	7
Net increase in cash and cash equivalents	34,135	7,484	10,337
Cash and cash equivalents at beginning of period	42,369	34,885	24,548
Cash and cash equivalents at end of period	$76,504	$42,369	$34,885
Supplemental disclosures of cash flow information
Cash paid for interest expense	$9	$43	$162
Cash paid for income taxes, net of refunds	347	390	299
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	1,399	487	—
Vesting of early exercised common stock options	47	262	155
Conversion of convertible preferred stock to common stock	—	—	63,873
Issuance of common stock for acquisition of license	—	—	51
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2011	17,597,258	$63,873	5,300,288	$5	$12,927	$—	$(77,356)	$(64,424)
Net income	—	—	—	—	—	—	2,221	2,221
Change in unrealized gain (loss) on short-term investments	—	—	—	—	—	8	—	8
Issuance of common stock upon initial public offering, net of offering costs	—	—	7,836,250	8	84,526	—	—	84,534
Conversion of preferred stock to common stock upon initial public offering	(17,597,258)	(63,873)	17,597,258	17	63,856	—	—	63,873
Issuance of common stock upon exercise of stock options	—	—	724,316	1	1,684	—	—	1,685
Vesting of early exercised common stock options	—	—	—	—	155	—	—	155
Repurchase of unvested early exercised stock options	—	—	(60,126)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	15,945	—	45	—	—	45
Issuance of common stock for acquisition of license	—	—	6,097	—	51	—	—	51
Stock-based compensation	—	—	—	—	3,407	—	—	3,407
Balances at December 31, 2012	—	—	31,420,028	31	166,651	8	(75,135)	91,555
Net income	—	—	—	—	—	—	1,541	1,541
Change in unrealized gain (loss) on investments	—	—	—	—	—	30	—	30
Issuance of common stock upon exercise of stock options	—	—	952,871	1	4,072	—	—	4,073
Vesting of early exercised common stock options	—	—	—	—	262	—	—	262
Excess tax benefits from stock-based compensation	—	—	—	—	150	—	—	150
Repurchase of unvested early exercised stock options	—	—	(500)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	2,900	—	41	—	—	41
Stock-based compensation	—	—	—	—	5,465	—	—	5,465
Balances at December 31, 2013	—	—	32,375,299	32	176,641	38	(73,594)	103,117
Net income	—	—	—	—	—	—	30,244	30,244
Change in unrealized gain (loss) on investments	—	—	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options	—	—	1,216,710	2	7,637	—	—	7,639
Vesting of early exercised common stock options	—	—	—	—	47	—	—	47
Excess tax benefits from stock-based compensation	—	—	—	—	259	—	—	259
Repurchase of unvested early exercised stock options		—	(125)	—	—	—	—	—
Issuance of common stock in exchange for services	—	—	2,401	—	50	—	—	50
Stock-based compensation	—	—	—	—	10,499	—	—	10,499
Balances at December 31, 2014	—	$—	33,594,285	$34	$195,133	$10	$(43,350)	$151,827
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

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

Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as well as the instructions to Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Certain prior year amounts related to income taxes have been reclassified to conform to the current year presentation. These reclassifications did not change previously reported total assets, liabilities, convertible preferred stock, stockholders' equity (deficit), income from operations or net income.

Correction of Immaterial Error
During the fourth quarter of 2014, the Company identified an immaterial error in the financial statements of its foreign subsidiaries reporting in the applicable local foreign currencies as their functional currencies, resulting in translation adjustments included as a component of accumulated other comprehensive income (loss) in stockholders' equity. It was determined that the functional currency for the Company's local subsidiaries should be the U.S. dollar. Accordingly, remeasurement gains and losses on monetary assets and liabilities denominated in foreign currencies should be recorded to foreign exchange gains and losses in other income (expense) in the consolidated statements of operations in accordance with GAAP.
The Company reviewed the accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements.” Management evaluated the materiality of this error from a qualitative and quantitative perspective and determined

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the impact of the errors did not have a material impact on any individual prior period presentation or affect the trend of financial results. However, because the adjustment to correct the cumulative error on the consolidated balance sheets and statements of stockholders' equity would have had a material effect to the Company's consolidated statements of operations for the year ended December 31, 2014, the Company has revised its previously reported financial statements for the 2012 and 2013 annual periods to reflect the impact of the immaterial errors that have been corrected.
The following table summarizes the correction of previously reported amounts presented in the accompanying consolidated financial statements (in thousands, expect per share data):

	Year Ended December 31,
	2013		2012
	as reported	as adjusted	as reported	as adjusted
Consolidated Statements of Operations:
Other income (expense), net	$(517)	$(600)	$(188)	$(247)
Total other income (expense), net	(185)	(268)	(366)	(425)
Net income	1,624	1,541	2,280	2,221
Net income per share attributable to common stockholders:
Basic	0.05	0.05	0.09	0.09
Diluted	0.05	0.04	0.08	0.08

Consolidated Statements of Comprehensive Income:
Change in foreign currency translation gain (loss), net of zero tax	(83)	—	(59)	—
Comprehensive Income	1,571	1,571	2,229	2,229

Consolidated Statements of Cash Flows:
Net cash provided by operating activities	25,146	25,081	21,952	21,924
Net cash used in investing activities	(20,688)	(20,675)	(94,784)	(94,796)
Effect of exchange rate changes on cash and cash equivalents	(51)	1	(33)	7
Net increase in cash and cash equivalents	7,484	7,484	10,337	10,337

	December 31,
	2013		2012
	as reported	as adjusted	as reported	as adjusted
Consolidated Balance Sheets:
Accumulated other comprehensive income (loss)	$(1,088)	$38	$(1,035)	$8
Accumulated deficit	(72,468)	(73,594)	(74,092)	(75,135)
Total stockholders' equity	103,117	103,117	91,555	91,555

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2013		2012		2011
	as reported	as adjusted	as reported	as adjusted	as reported	as adjusted
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit):
Accumulated other comprehensive income (loss)	$(1,088)	$38	$(1,035)	$8	$(984)	$—
Accumulated deficit	(72,468)	(73,594)	(74,092)	(75,135)	(76,372)	(77,356)
Total stockholders' equity (deficit)	103,117	103,117	91,555	91,555	(64,424)	(64,424)

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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables when collectability is deemed to be doubtful. As of December 31, 2014 and 2013, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Investments
Cash and cash equivalents include cash held in banks and highly liquid money market funds, commercial paper, and fixed-income U.S. government agency securities, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, corporate bonds, municipal bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date.
Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses in fair value are reported in other comprehensive income (loss). When the available-for-sale securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense) in the consolidated statements of operations. Short-term and long-term investments are reviewed quarterly for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) there is an intent to sell the security, (2) it is “more likely than not” that the security will be sold before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Declines in value that are considered to be other-than-temporary and adjustments to amortized cost for the

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization of premiums and the accretion of discounts are recorded in other income (expense). Interest and dividends are recorded in interest income as earned.

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

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2014 and 2013, the Company has not written down any of its long-lived assets as a result of impairment.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2014 and concluded there was no impairment of goodwill.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment as of December 31, 2014 and concluded there was no impairment of the indefinite-lived intangible assets.

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

Software Development Costs
The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other consulting expenses. During the year ended December 31, 2014, the Company capitalized software development costs of $0.1 million. No costs were capitalized during the year ended December 31, 2013. Total capitalized development costs are $0.4 million and $0.3 million at December 31, 2014 and 2013, respectively, and the related accumulated amortization is $0.3 million at both December 31, 2014 and 2013.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded within prepaid expenses and other current assets in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on these forward contracts are recognized in other income (expense) in the accompanying consolidated statements of operations in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes.

At December 31, 2014, the Company had two outstanding forward contracts with notional amounts of 6.0 million Euros and 2.1 million British Pounds, which expired on on January 31, 2015. At December 31, 2013, the Company had two outstanding forward contracts with notional amounts of 6.3 million Euros and 2.0 million British Pounds, which expired on January 31, 2014. These forward contracts were entered into as of December 31, 2014 and 2013, respectively, and thus the fair value of the contracts was $0 at both December 31, 2014 and 2013. In 2014, the Company recorded a net gain of $0.7 million from forward contracts, which was offset by foreign currency transaction losses of $1.4 million for the year. In 2013, the Company recorded a net loss of $0.8 million from forward contracts, which was partially offset by foreign currency transaction gains of $0.2 million for the year. These derivatives did not meet the criteria to be designated as hedges.

Stock-Based Compensation
The Company recognizes stock-based compensation expense for its employee stock options over the requisite service period for awards of equity instruments based on the grant-date fair value of those awards expected to vest.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Option grants to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes option-pricing model and the expense is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its QualysGuard Cloud Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. The Company incurred advertising costs of $5.3 million, $4.2 million, and $4.3 million for 2014, 2013 and 2012, respectively.

Income Taxes
The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using statutory tax rates and laws that will be in effect

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale investments, net of tax, which are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are remeasured at average exchange rates during the period. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction losses of $(0.7) million, $(0.7) million and $(0.2) million during 2014, 2013 and 2012, respectively.

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

The Company measures and reports certain cash equivalents, investments and derivative foreign currency forward contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company's financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, municipal bonds and asset-backed securities and derivative financial

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. See Note 2 for more information regarding the fair value measurement of the Company's financial instruments.

Net Income Per Share Attributable to Common Stockholders
The Company computes net income attributable to common stockholders using the two-class method required for participating securities. Convertible preferred stock and common stock subject to repurchase resulting from the early exercise of stock options are considered to be participating securities since they contain non-forfeitable rights to dividends or dividend equivalents in the event the Company declares a dividend for common stock. In accordance with the two-class method, earnings allocated to these participating securities are subtracted from net income after deducting preferred stock dividends, if any, to determine total undistributed earnings to be allocated to common stockholders. The holders of convertible preferred stock did not have a contractual obligation to share in net losses and such shares were excluded from the computation of basic earnings per share in periods of net loss.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) that provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted this standard in 2014 and the adoption of this standard did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued an ASU amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In January 2015, the FASB issued an ASU eliminating from U.S. GAAP the concept of extraordinary items, which required that an entity separately classify, present, and disclose extraordinary events and transactions. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15,

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.	Fair Value of Financial Instruments

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$36,024	$—	$—	$36,024
Money market funds	39,180	—	—	39,180
U.S. government agencies	300	—	—	300
Commercial paper	1,000	—	—	1,000
Total	76,504	—	—	76,504
Short-term investments:
Commercial paper	4,998	1	—	4,999
Corporate bonds	12,438	6	(6)	12,438
U.S. government agencies	33,280	3	(6)	33,277
Total	50,716	10	(12)	50,714
Long-term investments:
Asset-backed securities	16,092	5	(3)	16,094
U.S. government agencies	20,243	22	(10)	20,255
Corporate bonds	3,101	—	(2)	3,099
Total	39,436	27	(15)	39,448
Total	$166,656	$37	$(27)	$166,666

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$27,488	$—	$—	$27,488
Money market funds	183	—	—	183
Commercial paper	14,697	1	—	14,698
Total	42,368	1	—	42,369
Short-term investments:
Commercial paper	32,784	6	—	32,790
Corporate bonds	16,894	11	—	16,905
Municipal bonds	1,128	—	—	1,128
U.S. government agencies	4,004	—	—	4,004
Total	54,810	17	—	54,827
Long-term investments:
Asset-backed securities	5,497	4	—	5,501
U.S. government agencies	14,835	1	(3)	14,833
Corporate bonds	15,256	22	(4)	15,274
Total	35,588	27	(7)	35,608
Total	$132,766	$45	$(7)	$132,804

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$5,999	$—	$5,999
U.S. government agencies	—	53,832	—	53,832
Corporate bonds	—	15,537	—	15,537
Asset-backed securities	—	16,094	—	16,094
Total	$—	$91,462	$—	$91,462

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$47,488	$—	$47,488
U.S. government agencies	—	18,837	—	18,837
Municipal bonds	—	1,128	—	1,128
Corporate bonds	—	32,179	—	32,179
Asset-backed securities	—	5,501	—	5,501
Total	$—	$105,133	$—	$105,133

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	December 31, 2014
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$5,999	$—	$—	$5,999
U.S. government agencies	33,577	20,255	—	53,832
Corporate bonds	12,438	3,099	—	15,537
Asset-backed securities	—	7,327	8,767	16,094
Total	$52,014	$30,681	$8,767	$91,462

	December 31, 2013
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$47,488	$—	$—	$47,488
U.S. government agencies	4,004	14,833	—	18,837
Municipal bonds	1,128	—	—	1,128
Corporate bonds	16,905	15,274	—	32,179
Asset-backed securities	—	—	5,501	5,501
Total	$69,525	$30,107	$5,501	$105,133

At December 31, 2014 and 2013, derivative financial instruments, consisting of foreign currency forward contracts, were valued at $0 as the contracts were entered into on the last day of the respective reporting periods. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.	Property and Equipment, Net

Property and equipment, which includes assets under capital lease, consists of the following:

	December 31,
	2014	2013
	(in thousands)
Computer equipment	$35,576	$27,464
Computer software	10,899	9,277
Furniture, fixtures and equipment	2,931	2,031
Scanner appliances	19,861	17,055
Leasehold improvements	2,622	2,100
Total property and equipment	71,889	57,927
Less: accumulated depreciation and amortization	(45,271)	(34,852)
Property and equipment, net	$26,618	$23,075

There were no assets under capital lease at December 31, 2014. Assets held under capital lease at December 31, 2013 included in computer software totaled approximately $3.1 million, and the related accumulated depreciation totaled $1.2 million.

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $6.0 million and $4.7 million at December 31, 2014 and 2013, respectively, including assets that have not been placed in service of $1.4 million and $0.6 million, respectively. Other fixed assets not placed in service at December 31, 2014 and 2013, included in computer equipment and leasehold improvements, were $2.8 million and $1.6 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $11.5 million, $9.2 million and $6.9 million for 2014, 2013 and 2012, respectively.

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

The carrying values of intangible assets are as follows (in thousands):

			December 31,
			2014		2013
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,183)	$727	$(909)	$1,001
Patent license	14 years	1,388	(422)	966	(323)	1,065
Non-competition agreements and other	3 years	171	(158)	13	(138)	33
Total intangibles subject to amortization		$3,469	$(1,763)	1,706	$(1,370)	2,099
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$2,001		$2,394

Intangibles amortization expense for each of 2014, 2013 and 2012 was $0.4 million.

As of December 31, 2014, the Company expects amortization expense in future periods to be as follows (in thousands):

2015	$386
2016	373
2017	282
2018	100
2019	100
2020 and thereafter	465
Total expected future amortization expense	$1,706

Goodwill, which is not subject to amortization, totaled $0.3 million as of December 31, 2014 and 2013.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.	Commitments and Contingencies

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2019.

In 2011, the Company entered into a $3.1 million financing arrangement for computer software, accounted for as a capital lease, with minimum quarterly payments scheduled through 2014. The capital lease obligation had an interest rate of 1.8% and was secured by the related computer equipment software. In connection with this transaction, the Company also had minimum obligations for related maintenance and support. Minimum obligations were $0.3 million at December 31, 2013 and were recorded in current liabilities in the accompanying consolidated balance sheet. There were no remaining capital lease obligations as of December 31, 2014.

The following are the minimum annual lease payments due under operating leases at December 31, 2014:

Operating Leases
(in thousands)
2015	$4,409
2016	3,046
2017	1,830
2018	439
2019	226
Total minimum lease payments	$9,950

Rent expense was $6.2 million, $5.4 million and $4.3 million for 2014, 2013 and 2012, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2014 and 2013, the Company has accrued $0.5 million and $0.6 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

Sales and Other Taxes
The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.5 million at each of December 31, 2014 and 2013, which is recorded within accrued liabilities in the consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at December 31, 2014 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property rights, as well as potential damages caused by limited product defects. To date, the Company has not incurred and has not recorded any liability in connection with such indemnifications.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At December 31, 2014, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.	Stockholders' Equity

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2014:

Options outstanding under equity incentive plans
2000 Equity Incentive Plan (1)	3,970,662
2012 Equity Incentive Plan (1)	3,634,745
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan (1)	803,630
Total shares reserved for future issuance	8,409,037
(1) See Note 8 for a description of these plans.

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2014 and 2013, there are no issued or outstanding shares of preferred stock.

NOTE 8.	Employee Stock and Benefit Plans

Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the "2012 Plan") was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 4,668,764 shares of common stock as of December 31, 2014. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2014, 803,630 shares were available for grant under the 2012 Plan.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options granted under the 2000 Plan were immediately exercisable, and unvested shares are subject to repurchase by the Company. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are not reported as a component of stockholders’ equity (deficit) until those shares vest. The amounts received in exchange for these shares are recorded as an accrued liability in the accompanying consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Employee Stock-based Compensation

Stock-based employee compensation is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues	$757	$421	$272
Research and development	2,463	1,038	649
Sales and marketing	2,394	1,244	993
General and administrative	4,217	1,842	1,008
Total stock-based employee compensation	$9,831	$4,545	$2,922

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2014, the Company had $27.1 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2 years.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended December 31,
	2014	2013	2012
Expected term (in years)	5.3 to 5.9	5.4 to 6.1	5.3 to 6.1
Volatility	48% to 52%	52% to 53%	52% to 53%
Risk-free interest rate	1.5% to 1.7%	0.7% to 1.5%	0.6% to 0.9%
Dividend yield	—	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.7 million, $0.9 million and $0.5 million for 2014, 2013 and 2012, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2011	6,312,041	$3.36	6.9	$16,012
Granted	1,478,781	8.94
Exercised	(724,316)	2.86
Canceled	(552,998)	6.79
Balance as of December 31, 2012	6,513,508	4.39	6.6	67,711
Granted	2,001,400	15.78
Exercised	(952,871)	4.32
Canceled	(522,944)	10.71
Balance as of December 31, 2013	7,039,093	7.17	6.5	112,312
Granted	2,744,150	26.16
Exercised	(1,216,710)	6.28
Canceled	(961,126)	16.91
Balance as of December 31, 2014	7,605,407	12.93	6.5	188,743
Vested and expected to vest—December 31, 2014	6,931,052	11.87	6.2	179,352
Exercisable—December 31, 2014	4,598,180	5.68	5.0	146,714

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the outstanding and vested stock options at December 31, 2014:

	Outstanding			Vested
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$1.00 - $1.50	238,559	$1.40	1.5	238,559	$1.40
$1.90 - $1.90	941,482	1.90	2.1	941,482	1.90
$2.10 - $2.80	461,758	2.62	3.9	461,758	2.62
$3.80 - $3.80	1,148,568	3.80	4.8	1,126,625	3.80
$4.10 - $8.40	924,121	5.55	6.0	826,292	5.35
$8.90 - $12.68	846,930	11.20	7.9	392,645	10.93
$13.50 - $20.80	962,889	18.50	8.5	250,599	17.03
$22.31 - $23.51	383,050	23.28	9.6	45,009	22.55
$26.86 - $26.86	701,350	26.86	9.0	29,728	26.86
$30.58 - $30.58	996,700	30.58	9.4	66,927	30.58
	7,605,407	12.93	6.5	4,379,624	5.58
The weighted-average grant date fair value of the Company’s stock options granted during 2014, 2013 and 2012 was $12.07, $7.62 and $4.27, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2014, 2013 and 2012 was $33.1 million, $15.2 million and $6.3 million, respectively.
The intrinsic value of options exercised was $25.7 million, $11.1 million and $4.0 million during 2014, 2013 and 2012, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

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

During 2014, 2013 and 2012, the Company granted 2,401, 2,900 and 3,750 shares of restricted stock, respectively, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $51,000, $41,000 and $37,000, respectively.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.	Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Foreign exchange losses	$(664)	$(679)	$(238)
Other income (expense)	(413)	79	(9)
Other income (expense), net	$(1,077)	$(600)	$(247)

NOTE 10.	Income Taxes
The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$7,384	$947	$1,656
Foreign	1,229	1,094	923
Income before income taxes	$8,613	$2,041	$2,579
The (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$—	$(40)	$(18)
State	317	154	202
Foreign	651	452	147
Total current provision	968	566	331
Deferred
Federal	$(22,184)	$6	$27
State	(433)	—	—
Foreign	18	(72)	—
Total deferred provision (benefit)	(22,599)	(66)	27
Total (benefit from) provision for income taxes	$(21,631)	$500	$358

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	34.0%	34.0%
State taxes	1.4	5.1	5.5
Stock-based compensation	1.3	9.1	22.9
Foreign source income	3.9	1.9	(3.5)
Change in valuation allowance	(270.5)	(28.4)	(47.9)
Incremental federal rate benefit previously not recognized	(7.0)	—	—
Federal and state research and development credit	(11.3)	—	—
Other	(3.9)	2.8	2.9
(Benefit from) provision for income taxes	(251.1)%	24.5%	13.9%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$12,849	$18,895
Research and development credit carryforwards	6,392	5,189
Accrued liabilities	583	581
Deferred revenues	3,291	3,188
Deferred rent	191	210
Intangible assets	401	440
Stock-based compensation	4,149	1,714
Other	903	521
Gross deferred tax assets	28,759	30,738
Valuation allowance	(3,079)	(27,181)
Net deferred tax assets	25,680	3,557
Deferred tax liabilities
Fixed assets	(3,039)	(3,483)
Intangible assets	(2)	(34)
Total deferred tax liabilities	(3,041)	(3,517)
Net deferred tax assets	$22,639	$40
Current and non-current deferred tax assets and liabilities included in the consolidated balance sheets are recorded as follows:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax assets	$8,520	$114
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	14,119	72
Noncurrent deferred tax liabilities	—	(146)
Net deferred tax assets	$22,639	$40

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, and the timing and amount of such assets are uncertain. Prior to the fourth quarter of 2014, the Company had provided a valuation allowance for its U.S. federal and state deferred tax assets that it believed were not more likely than not realizable. Management determined that the objective and verifiable negative evidence, such as relatively low U.S. operating income and uncertainty of sustaining or growing future operating profits, continued to outweigh positive evidence that would be necessary to reduce the valuation allowance.
In the fourth quarter of 2014, the Company recorded a $23.7 million tax benefit for the recognition of its U.S. federal and certain state deferred tax assets, primarily due to the increased and expected sustainable profitability in its U.S. operations. In reaching this conclusion, management considered the Company's increasing realized profitability in the fourth quarter of 2014, forecasted future profitability, its ability to better absorb uncertainties in future profits, and the cumulative effect of changes in the current macro-economic environment surrounding the IT security industry, which ultimately resulted in increased demand for its solutions.
The Company believes it is more likely than not that its California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, the Company continues to record the valuation allowance of $3.1 million as of December 31, 2014 for its California deferred tax assets During the year ended December 31, 2013, the valuation allowance had increased by $0.9 million to $27.2 million.
At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $56.7 million and $10.5 million respectively, available to reduce federal and state taxable income. The excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for federal and state are $21.4 million and $1.7 million, respectively. The Company’s federal net operating losses expire in the years 2021 to 2034, and its state net operating losses expire from 2015 to 2034. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2014, the Company had federal and state research and development credits of $5.0 million and $5.2 million, respectively. Federal research and development credits expire in the years 2022 to 2034. State research and development credits do not expire.
U.S. income taxes were not provided on undistributed earnings from investments in non-U.S. subsidiaries as the Company intends to continue to reinvest the earnings of these foreign subsidiaries indefinitely. The Company’s share of undistributed earnings of foreign subsidiaries that could be subject to additional U.S. income tax if remitted was approximately $6.8 million and $8.5 million as of December 31, 2014 and 2013, respectively. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
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
A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unrecognized tax benefits beginning balance	$3,255	$2,647	$2,792
Gross increase for tax positions of prior years	—	241	—
Gross decrease for tax positions of prior years	(127)	—	(46)
Gross increase for tax positions of current year	332	446	140
Settlements	—	—	(106)
Lapse of statute of limitations	(130)	(79)	(133)
Total unrecognized tax benefits	$3,330	$3,255	$2,647

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrecognized tax benefits, if recognized, would impact the income tax provision by $2.1 million, $1.0 million and $1.0 million as of December 31, 2014, 2013 and 2012, respectively.
The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2014, 2013 and 2012.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2009 to 2014 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of France which remains open to examination for the 2012 through 2014 tax years only. As of December 31, 2014, the Company was not under examination by the Internal Revenue Service or any state tax jurisdictions.
A one-year retroactive extension of the research credit from January 1, 2014 through December 31, 2014 was signed into law on December 19, 2014 in accordance with the Tax Increase Prevention Act of 2014. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the federal research and development credit from January 1, 2012 through December 31, 2013.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$93,425	$75,485	$62,616
Other	40,154	32,477	28,804
Total revenues	$133,579	$107,962	$91,420

Property and equipment, net, by geographic area, are as follows:

	December 31,
	2014	2013
	(in thousands)
United States	$23,650	$19,909
Other	2,968	3,166
Total property and equipment, net	$26,618	$23,075

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.	Net Income Per Share Attributable to Common Stockholders

The computations for basic and diluted net income per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$30,244	$1,541	$2,221
Net income attributable to participating securities	—	(2)	(1,172)
Net income attributable to common stockholders - basic	30,244	1,539	1,049
Undistributed earnings reallocated to participating securities	—	—	1,201
Net income attributable to common stockholders - diluted	$30,244	$1,539	$2,250
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders - basic	32,979	31,914	11,891
Effect of potentially dilutive securities:
Convertible preferred stock	—	—	13,270
Common stock options	4,191	4,059	3,187
Contingently issuable shares related to an acquisition	—	—	4
Weighted-average shares used in computing net income per share attributable to common stockholders - diluted	37,170	35,973	28,352
Net income per share attributable to common stockholders
Basic	$0.92	$0.05	$0.09
Diluted	$0.81	$0.04	$0.08

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Common stock options	1,689	952	772

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.	Quarterly Financial Information (Unaudited)
The following table sets forth unaudited consolidated statements of operations data for each of the quarters in the two-year period ended December 31, 2014. The unaudited quarterly consolidated statements of operations data set forth below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflect all necessary adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of such data. Historical results are not necessarily indicative of the results for the full year or any other period. This data should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Mar. 31, 2013	Jun. 30, 2013	Sep. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014
	(unaudited)
	(in thousands, except per share data)
Revenues	$24,883	$26,291	$27,749	$29,039	$30,356	$32,302	$34,348	$36,573
Cost of revenues	5,795	5,924	6,415	6,526	6,846	7,175	7,421	7,521
Gross profit	19,088	20,367	21,334	22,513	23,510	25,127	26,927	29,052
Operating expenses:
Research and development	5,297	5,291	5,151	5,939	6,404	6,411	6,490	7,015
Sales and marketing	10,168	10,160	10,411	11,784	12,492	11,845	11,774	11,938
General and administrative	3,896	4,053	4,277	4,566	4,875	5,081	5,156	5,888
Total operating expenses	19,361	19,504	19,839	22,289	23,771	23,337	23,420	24,841
Income (loss) from operations	(273)	863	1,495	224	(261)	1,790	3,507	4,211
Other income (expense), net(2)	(270)	51	12	(61)	12	41	(119)	(568)
Income (loss) before income taxes (2)	(543)	914	1,507	163	(249)	1,831	3,388	3,643
Provision for (benefit from) income taxes(1)	70	92	210	128	182	174	283	(22,270)
Net income (loss) (2)	$(613)	$822	$1,297	$35	$(431)	$1,657	$3,105	$25,913
Net income (loss) attributable to common stockholders	$(613)	$821	$1,295	$35	$(431)	$1,657	$3,105	$25,913
Net income (loss) per share attributable to common stockholders:
Basic (2)	$(0.02)	$0.03	$0.04	$0.00	$(0.01)	$0.05	$0.09	$0.77
Diluted (2)	$(0.02)	$0.02	$0.04	$0.00	$(0.01)	$0.04	$0.08	$0.69

(1) Provision for income taxes consists primarily of taxes on income in foreign jurisdictions and state income taxes in the U.S. In the fourth quarter of 2014, the Company recorded a tax benefit of $23.7 million to recognize its U.S. federal and certain state deferred tax assets.
(2) Other income (expense), income (loss) before income taxes, net income (loss), net income (loss) attributable to common stockholders and net income (loss) per share have been adjusted for an immaterial error as further described in Note 1 to the consolidated financial statements.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because as an "emerging growth company" under the JOBS Act, our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2014	$389	$470	$(269)	$590
Year ended December 31, 2013	$331	$307	$(249)	$389
Year ended December 31, 2012	$230	$218	$(117)	$331

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on March 6, 2015.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman, President and Chief Executive Officer (principal executive officer)	March 6, 2015
Philippe F. Courtot

/s/ DONALD C. MCCAULEY	Chief Financial Officer (principal financial and accounting officer)	March 6, 2015
Donald C. McCauley

/s/ SANDRA E. BERGERON	Director	March 6, 2015
Sandra E. Bergeron

/s/ DONALD R. DIXON	Director	March 6, 2015
Donald R. Dixon

/s/ JEFFREY P. HANK	Director	March 6, 2015
Jeffrey P. Hank

/s/ GENERAL PETER PACE	Director	March 6, 2015
General Peter Pace

/s/ KRISTI M. ROGERS	Director	March 6, 2015
Kristi M. Rogers

/s/ HOWARD A. SCHMIDT	Director	March 6, 2015
Howard A. Schmidt

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Amended and Restated Investor Rights Agreement, by and among Qualys, Inc. and the investors party thereto, dated July 12, 2005.		S-1	333-182027	4.2	June 8, 2012

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*	Offer Letter, between Qualys, Inc. and Donald C. McCauley, dated February 7, 2006, as amended.		S-1	333-182027	10.6	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.8*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.1	August 10, 2012

10.9	Lease Agreement, between Qualys, Inc. and Westport Office Park, LLC, dated July 11, 2006, as amended August 10, 2007, May 20, 2010 and December 5, 2011.		S-1	333-182027	10.11	June 8, 2012

10.10*	2011 Corporate Bonus Plan.		S-1	333-182027	10.12	June 8, 2012

10.11*	2012 Corporate Bonus Plan.		S-1	333-182027	10.13	June 8, 2012

10.12	Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.13†	Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.14†	Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

10.17*	Offer Letter, between Qualys, Inc. and Ann S. Johnson, dated November 7, 2013		8-K	001-35662	10.1	November 12, 2013

10.18*		Agreement with Ann S. Johnson dated May 2, 2014		8-K	001-35662	10.11	May 5, 2014

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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