Form 10-Q
period 2015-03-31
QUALYS, INC.
filed 2015-05-07
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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
The number of shares of the Registrant's common stock outstanding as of April 30, 2015 was 33,955,829.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$78,018	$76,504
Short-term investments	64,932	50,714
Accounts receivable, net of allowance of $602 and $590 at March 31, 2015 and December 31, 2014, respectively	38,732	32,993
Deferred tax assets, current	6,862	8,520
Prepaid expenses and other current assets	7,305	6,528
Total current assets	195,849	175,259
Long-term investments	30,891	39,448
Property and equipment, net	28,279	26,618
Deferred tax assets, net	14,415	14,119
Intangible assets, net	1,903	2,001
Goodwill	317	317
Other noncurrent assets	2,254	2,262
Total assets	$273,908	$260,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,052	$5,661
Accrued liabilities	10,547	10,353
Deferred revenues, current	87,929	81,147
Total current liabilities	100,528	97,161
Deferred revenues, noncurrent	10,064	10,064
Other noncurrent liabilities	1,042	972
Total liabilities	111,634	108,197
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 33,934,868 and 33,594,285 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	202,553	195,133
Accumulated other comprehensive income	35	10
Accumulated deficit	(40,348)	(43,350)
Total stockholders’ equity	162,274	151,827
Total liabilities and stockholders’ equity	$273,908	$260,024

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$37,493	$30,356
Cost of revenues	7,964	6,846
Gross profit	29,529	23,510
Operating expenses:
Research and development	7,150	6,404
Sales and marketing	11,443	12,492
General and administrative	6,016	4,875
Total operating expenses	24,609	23,771
Income (loss) from operations	4,920	(261)
Other income (expense), net:
Interest expense	—	(4)
Interest income	101	108
Other income (expense), net	(178)	(92)
Total other income (expense), net	(77)	12
Income (loss) before income taxes	4,843	(249)
Provision for income taxes	1,841	182
Net income (loss)	$3,002	$(431)
Net income (loss) per share:
Basic	$0.09	$(0.01)
Diluted	$0.08	$(0.01)
Weighted average shares used in computing net income (loss) per share:
Basic	33,775	32,516
Diluted	38,235	32,516

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$3,002	$(431)
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of zero tax	29	18
Less: reclassification adjustment for net realized gain included in net income	(4)	(6)
Net change, net of zero tax	25	12
Other comprehensive income, net	25	12
Comprehensive income (loss)	$3,027	$(419)

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,002	$(431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,182	2,805
Bad debt expense	175	14
Loss on disposal of property and equipment	4	—
Stock-based compensation	3,875	2,126
Amortization of premiums and accretion of discounts on investments	168	136
Excess tax benefits from stock-based compensation	(91)	(17)
Deferred income taxes	1,362	(8)
Changes in operating assets and liabilities:
Accounts receivable	(5,914)	6,680
Prepaid expenses and other assets	(670)	270
Accounts payable	(3,609)	88
Accrued liabilities	1,690	(547)
Deferred revenues	6,782	3,924
Other noncurrent liabilities	70	66
Net cash provided by operating activities	10,026	15,106
Cash flows from investing activities:
Purchases of investments	(31,781)	(47,451)
Sales and maturities of investments	25,977	41,062
Purchases of property and equipment	(6,148)	(3,802)
Capitalized software development costs	(99)	—
Net cash used in investing activities	(12,051)	(10,191)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,448	1,256
Excess tax benefits from stock-based compensation	91	17
Principal payments under capital lease obligations	—	(267)
Net cash provided by financing activities	3,539	1,006
Effect of exchange rate changes on cash and cash equivalents	—	6
Net increase in cash and cash equivalents	1,514	5,927
Cash and cash equivalents at beginning of period	76,504	42,369
Cash and cash equivalents at end of period	$78,018	$48,296

Non-cash investing and financing activities:
Vesting of early exercised common stock options	$6	$29

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 2015 is not necessarily indicative of the results of operations expected for the entire year ending December 31, 2015 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015.

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

Correction of Immaterial Error
During the fourth quarter of 2014, the Company identified an immaterial error in the financial statements of its foreign subsidiaries reporting in the applicable local foreign currencies as their functional currencies, resulting in translation adjustments included as a component of accumulated other comprehensive income (loss) in stockholders' equity. It was determined that the functional currency for the Company's local subsidiaries should be the U.S. dollar. Accordingly, remeasurement gains and losses on monetary assets and liabilities denominated in foreign currencies should be recorded to foreign exchange gains and losses in other income (expense) in the condensed consolidated statements of operations in accordance with GAAP.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company reviewed the accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements.” Management evaluated the materiality of this error from a qualitative and quantitative perspective and determined the impact of the errors did not have a material impact on any individual prior period presentation or affect the trend of financial results. However, because the adjustment to correct the cumulative error on the consolidated balance sheets and statements of stockholders' equity would have had a material effect to the Company's consolidated statements of operations for the year ended December 31, 2014, the Company revised its previously reported financial statements for the 2012 and 2013 annual periods in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, to reflect the impact of the immaterial errors that had been corrected.
The following table summarizes the correction of previously reported amounts for the three month period ended March 31, 2014 presented in the accompanying condensed consolidated financial statements (in thousands, except per share data):

	Three months ended
	March 31, 2014
	as reported	as adjusted
Condensed Consolidated Statements of Operations:
Other income (expense), net	$(101)	$(92)
Total other income (expense), net	3	12
Net loss	(440)	(431)
Net loss per share:
Basic	(0.01)	(0.01)
Diluted	(0.01)	(0.01)

Condensed Consolidated Statements of Comprehensive Income:
Change in foreign currency translation gain, net of zero tax	9	—
Comprehensive loss	(419)	(419)

Condensed Consolidated Statements of Cash Flows:
Net cash provided by operating activities	15,075	15,106
Net cash used in investing activities	(10,167)	(10,191)
Effect of exchange rate changes on cash and cash equivalents	13	6
Net increase in cash and cash equivalents	5,927	5,927

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, stock-based compensation and provision for income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying condensed consolidated financial statements.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of March 31, 2015 and December 31, 2014, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Cash and cash equivalents include cash held in banks and highly liquid money market funds, commercial paper and fixed-income U.S. government agency securities, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On April 1, 2015, the FASB tentatively decided to defer the effective date of ASU 2014-09. If the proposed changes are finalized, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the cumulative effect recognized on date of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In January 2015, the FASB issued an ASU eliminating from U.S. GAAP the concept of extraordinary items, which required that an entity separately classify, present, and disclose extraordinary events and transactions. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this ASU to be material to their consolidated financial statements.

In April 2015, the FASB issued an ASU amending existing guidance which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract under existing guidelines. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, and asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,097	$—	$—	$33,097
Money market funds	41,722	—	—	41,722
Commercial paper	3,198	1	—	3,199
Total	78,017	1	—	78,018
Short-term investments:
Commercial paper	8,929	7	—	8,936
Corporate bonds	11,206	4	(1)	11,209
Asset-backed securities	225	—	—	225
U.S. government agencies	44,547	16	(1)	44,562
Total	64,907	27	(2)	64,932
Long-term investments:
Asset-backed securities	13,874	4	(3)	13,875
U.S. government agencies	13,907	9	—	13,916
Corporate bonds	3,101	—	(1)	3,100
Total	30,882	13	(4)	30,891
Total	$173,806	$41	$(6)	$173,841

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$36,024	$—	$—	$36,024
Money market funds	39,180	—	—	39,180
U.S. government agencies	300	—	—	300
Commercial paper	1,000	—	—	1,000
Total	76,504	—	—	76,504
Short-term investments:
Commercial paper	4,998	1	—	4,999
Corporate bonds	12,438	6	(6)	12,438
U.S. government agencies	33,280	3	(6)	33,277
Total	50,716	10	(12)	50,714
Long-term investments:
Asset-backed securities	16,092	5	(3)	16,094
U.S. government agencies	20,243	22	(10)	20,255
Corporate bonds	3,101	—	(2)	3,099
Total	39,436	27	(15)	39,448
Total	$166,656	$37	$(27)	$166,666

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	March 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,135	$—	$12,135
U.S. government agencies	—	58,478	—	58,478
Corporate bonds	—	14,309	—	14,309
Asset-backed securities	—	14,100	—	14,100
Total	$—	$99,022	$—	$99,022

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$5,999	$—	$5,999
U.S. government agencies	—	53,832	—	53,832
Corporate bonds	—	15,537	—	15,537
Asset-backed securities	—	16,094	—	16,094
Total	$—	$91,462	$—	$91,462

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	March 31, 2015
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$12,135	$—	$—	$12,135
U.S. government agencies	44,562	13,916	—	58,478
Corporate bonds	11,209	3,100	—	14,309
Asset-backed securities	225	7,611	6,264	14,100
Total	$68,131	$24,627	$6,264	$99,022

	December 31, 2014
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$5,999	$—	$—	$5,999
U.S. government agencies	33,577	20,255	—	53,832
Corporate bonds	12,438	3,099	—	15,537
Asset-backed securities	—	7,327	8,767	16,094
Total	$52,014	$30,681	$8,767	$91,462
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

At March 31, 2015, the Company had two outstanding forward contracts with notional amounts of 5.1 million Euros and 2.1 million British Pounds, which expired on April 30, 2015. At December 31, 2014, the Company had two outstanding forward contracts with notional amounts of 6.0 million Euros and 2.1 million British Pounds, which expired on January 31, 2015. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at March 31, 2015 and December 31, 2014. The Company recorded a gain of $0.8 million from these forward contracts, which were more than offset by foreign currency transaction losses of $0.9 million for the three months ended March 31, 2015. The Company recorded losses of $0.2 million from these forward contracts, which were partially offset by foreign currency transaction gains of $0.1 million in the three months ended March 31, 2014. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Computer equipment	$38,624	$35,576
Computer software	11,523	10,899
Furniture, fixtures and equipment	2,825	2,931
Scanner appliances	20,783	19,861
Leasehold improvements	2,681	2,622
Total property and equipment	76,436	71,889
Less: accumulated depreciation and amortization	(48,157)	(45,271)
Property and equipment, net	$28,279	$26,618

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $6.3 million and $6.0 million at March 31, 2015 and December 31, 2014, respectively, including assets that have not been placed in service of $1.3 million and $1.4 million, respectively. Other fixed assets not placed in service at March 31, 2015 and December 31, 2014, included in computer equipment and leasehold improvements, of approximately $4.8 million and $2.8 million, respectively. Depreciation and amortization expense relating to property and equipment was $3.1 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			March 31, 2015		December 31, 2014
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,251)	$659	$(1,183)	$727
Patent license	14 years	1,388	(447)	941	(422)	966
Non-competition agreements and other	3 years	171	(163)	8	(158)	13
Total intangibles subject to amortization		$3,469	$(1,861)	1,608	$(1,763)	1,706
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$1,903		$2,001

Intangibles amortization expense was $0.1 million for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2015	$288
2016	373
2017	282
2018	100
2019	100
2020 and thereafter	465
Total expected future amortization expense	$1,608

Goodwill, which is not subject to amortization, totaled $0.3 million as of March 31, 2015 and December 31, 2014.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2019.

The following are the minimum annual lease payments due under operating leases at March 31, 2015:

Operating Leases
(in thousands)
Remainder of 2015	$3,172
2016	3,025
2017	1,817
2018	430
2019	217
Total minimum lease payments	$8,661

Rent expense was $1.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of March 31, 2015 and December 31, 2014, the Company has accrued $0.5 million of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

Sales and Other Taxes

The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.5 million at March 31, 2015 and December 31, 2014, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at March 31, 2015 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At March 31, 2015, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 6.	Stock-based Compensation

Stock Options
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 6,348,478 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2015, 2,358,920 shares were available for grant under the 2012 Plan.

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

Employee Stock-based Compensation

Employee stock-based compensation is included in the condensed consolidated statements of operations as follows:

	Three months ended
	March 31,
	2015	2014
	(in thousands)
Cost of revenues	$328	$149
Research and development	1,152	435
Sales and marketing	811	573
General and administrative	1,471	773
Total employee stock-based compensation	$3,762	$1,930

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of March 31, 2015, the Company had $25.6 million of total unrecognized employee compensation cost related to nonvested awards that it expects to recognize over a weighted-average period of 2.2 years.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Expected term (in years)	4.9 to 5.9	5.3 to 5.9
Volatility	47% to 48%	51% to 52%
Risk-free interest rate	1.3%	1.5%
Dividend yield	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2014	7,605,407	$12.93	6.5	$188,743
Granted	309,350	40.89
Exercised	(340,583)	10.10
Canceled	(194,968)	27.35
March 31, 2015	7,379,206	13.85	6.4	240,749
Vested and expected to vest - March 31, 2015	6,875,241	12.92	6.2	230,746
Exercisable - March 31, 2015	4,581,711	6.63	4.9	182,589

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

The Company did not issue restricted stock during the three months ended March 31, 2015 or 2014.

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Foreign exchange losses	$(151)	$(67)
Other income (expense)	(27)	(25)
Other income (expense), net	$(178)	$(92)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8.	Income Taxes

The Company recorded a tax provision of $1.8 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase in the tax provision recorded for the three months ended March 31, 2015 is primarily due to the taxes on its U.S. federal income, as well as certain states and foreign jurisdictions, and changes to unrecognized tax benefits related to uncertain tax positions. Prior to the fourth quarter of 2014, the Company maintained a valuation allowance on its U.S. federal and state deferred tax assets, and its taxes were primarily related to taxes in its foreign jurisdictions and certain states in the U.S, as well as changes to unrecognized tax benefits related to uncertain tax positions. The Company's effective income tax rates was approximately 38% in the three months ended March 31, 2015.

As of both March 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of $3.3 million, of which $2.1 million, if recognized, would favorably impact the Company's effective tax rate.

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
United States	$26,341	$21,327
Other	11,152	9,029
Total revenues	$37,493	$30,356

Property and equipment, net, by geographic area, are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
United States	$25,399	$23,650
Other	2,880	2,968
Total property and equipment, net	$28,279	$26,618

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income (Loss) Per Share

The computations for basic and diluted net income (loss) per share are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income (loss)	$3,002	$(431)
Denominator:
Weighted-average shares used in computing net income (loss) per share:
Basic	33,775	32,516
Effect of potentially dilutive securities:
Common stock options	4,460	—
Diluted	38,235	32,516
Net income (loss) per share:
Basic	$0.09	$(0.01)
Diluted	$0.08	$(0.01)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Common stock options	535	6,272

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 6, 2015.
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues;

•	the effects of increased competition in our market;

•	our ability to innovate, enhance our cloud solutions and platform and introduce new solutions,;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development, and acquisitions;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our expectations, assumptions and conclusions related to our provision for income taxes and our deferred tax assets; and

•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management (VM), in 2000. Our core VM solution has provided a substantial majority of our revenues to date, representing 79% and 83% of total revenues for the three months ended March 31, 2015 and 2014, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning and continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber attack.

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

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the three month periods ended March 31, 2015 and 2014, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Our revenues increased to $37.5 million in the three months ended March 31, 2015 from $30.4 million for the comparable period in 2014, representing an increase of $7.1 million or 24%. For the three months ended March 31, 2015 and 2014, we had net income of $3.0 million and a net loss $0.4 million, respectively.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Adjusted EBITDA	$11,977	$4,670
Free cash flows	3,779	11,304

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

The following unaudited table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except percentages)
Net income (loss) (1)	$3,002	$(431)
Other (income) expense, net (1)	77	(12)
Provision for income taxes	1,841	182
Depreciation and amortization of property and equipment	3,084	2,707
Amortization of intangible assets	98	98
Stock-based compensation	3,875	2,126
Adjusted EBITDA	$11,977	$4,670
Percentage of revenues	32%	15%

(1) Other income (expense) and net loss for the three months ended March 31, 2014 have been adjusted for an immaterial error as further described in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$10,026	$15,106
Less:
Purchases of property and equipment	(6,148)	(3,802)
Capitalized software development costs	(99)	—
Free cash flow	$3,779	$11,304

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
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. We generate a substantial majority of our revenues through the sale of subscriptions to our QualysGuard Vulnerability Management solution, and we have a significant number of customers who have also purchased our additional solutions. Subscriptions to our solutions allow customers to access our cloud security and compliance solutions through a unified, web-based interface. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our QualysGuard Cloud Platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

We typically invoice our customers for the entire subscription amount at the start of the subscription term. Invoiced amounts are reflected on our condensed consolidated balance sheets as accounts receivable or as cash when collected, and as deferred revenues until earned and recognized ratably over the subscription period. Accordingly, deferred revenues represents the amount billed to customers that has not yet been earned or recognized as revenues, pursuant to subscriptions entered into in current and prior periods.

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

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British Pound and Japanese Yen, losses on disposal of property and equipment; and interest expense associated with our capital leases.

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
Our provision for income taxes in the first three months ended March 31, 2015 consists of income taxes for federal and certain states in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly owned subsidiaries. Our provision for income taxes in the first three months ended March 31, 2014 consists primarily of income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States, as we had maintained a valuation allowance on our U.S. federal and state net deferred tax assets in the first quarter of 2014. The provision for income taxes also includes changes to unrecognized tax benefits related to uncertain tax positions.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues	$37,493	$30,356
Cost of revenues (1)	7,964	6,846
Gross profit	29,529	23,510
Operating expenses:
Research and development (1)	7,150	6,404
Sales and marketing (1)	11,443	12,492
General and administrative (1)	6,016	4,875
Total operating expenses	24,609	23,771
Income (loss) from operations	4,920	(261)
Other income (expense), net (2)	(77)	12
Income (loss) before income taxes (2)	4,843	(249)
Provision for income taxes	1,841	182
Net income (loss) (2)	$3,002	$(431)

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cost of revenues	$328	$149
Research and development	1,152	435
Sales and marketing	811	573
General and administrative	1,584	969
Total stock-based compensation	$3,875	$2,126

(2) Other income (expense), loss before income taxes, and net loss for the three months ended March 31, 2014 have been adjusted for an immaterial error as further described in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2015	2014
Revenues	100%	100%
Cost of revenues	21	23
Gross profit	79	77
Operating expenses:
Research and development	19	21
Sales and marketing	31	41
General and administrative	16	16
Total operating expenses	66	78
Income (loss) from operations	13	(1)
Other income (expense), net	0	0
Income (loss) before income taxes	13	(1)
Provision for income taxes	5	0
Net income (loss)	8%	(1)%

Comparison of Three Months Ended March 31, 2015 and 2014
Revenues

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$37,493	$30,356	$7,137	24%

Revenues increased $7.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to new customer subscriptions entered into after March 31, 2014 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $7.1 million, $5.0 million was from customers in the United States and the remaining $2.1 million was from customers in foreign countries. The growth in revenues reflects the continued increased demand for our solutions.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$7,964	$6,846	$1,118	16%
Percentage of revenues	21%	23%
Gross profit percentage	79%	77%
Cost of revenues increased $1.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a $0.4 million increase in depreciation expenses related to additional computer hardware and software; increased third-party software license maintenance expense of $0.3 million; increased personnel expenses of $0.2 million, primarily due to increased stock based compensation; as well as increased data center costs of $0.1 million to support the continued growth of our business.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Research and development	$7,150	$6,404	$746	12%
Percentage of revenues	19%	21%

Research and development expenses increased $0.7 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in personnel expenses of $0.8 million, principally due to higher stock-based compensation. We continue to significantly invest in and expand our research and development team in India to continue enhancing our platform and develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$11,443	$12,492	$(1,049)	(8)%
Percentage of revenues	31%	41%

Sales and marketing expenses decreased $1.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a decrease in marketing expenses of $0.9 million, due to decreased trade shows, program activities and decreased travel related costs of $0.2 million, primarily as a result of the timing difference of a major security trade show in the first quarter of 2014, which will occur in the second quarter of this fiscal year.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$6,016	$4,875	$1,141	23%
Percentage of revenues	16%	16%

General and administrative expenses increased $1.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by increased personnel expenses of $0.7 million, principally due to higher employee stock-based compensation; increased professional services of $0.2 million; and increased bad debt expense and other fees of $0.2 million.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other income (expense), net	$(77)	$12	$(89)	NM
Percentage of revenues	0%	0%

Other income (expense), net decreased by $0.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily driven by an increase in foreign exchange losses of $0.1 million.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Provision for income taxes	$1,841	$182	$1,659	NM
Percentage of revenues	5%	0%

Provision for income taxes increased $1.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to the provision for U.S. federal taxes in the first quarter of 2015. As we had maintained a valuation allowance against our U.S. federal and state deferred tax assets prior to the fourth quarter of 2014, our income tax provision for the three months ended March 31, 2014 was primarily made up of taxes on income in foreign jurisdictions and certain states in the United States.

Liquidity and Capital Resources

At March 31, 2015, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $173.8 million, including $2.9 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the three months ended March 31, 2015 and 2014. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$10,026	$15,106
Cash used in investing activities	(12,051)	(10,191)
Cash provided by financing activities	3,539	1,006
Effect of exchange rate changes on cash and cash equivalents	—	6
Net increase in cash and cash equivalents	$1,514	$5,927

Cash Flows from Operating Activities

In the three months ended March 31, 2015, cash flows from operating activities of $10.0 million resulted from our net income of approximately $3.0 million, as adjusted by an increase in deferred revenues of $6.8 million, attributable to our continued growth, and by non-cash items including depreciation and amortization expense of $3.2 million and stock-based compensation of $3.9 million. These increases are partially offset by an increase in accounts receivable of $5.9 million, due to timing of orders received relatively later in the quarter, and by an increase in accounts payable of $3.6 million due to timing of payments.

In the three months ended March 31, 2014, cash flows from operating activities of $15.1 million resulted from a decrease in accounts receivable of $6.7 million due to lower bookings in the first quarter compared to the fourth quarter of the prior year and also due to collection of early first quarter bookings; an increase of $3.9 million in deferred revenues attributable to our continued growth. These working capital increases are partially offset by a net loss of $0.4 million, adjusted by non-cash items including depreciation and amortization of $2.8 million and stock-based compensation of $2.1 million.
Cash Flows from Investing Activities
In the three months ended March 31, 2015, cash used in investing activities of $12.1 million was primarily attributable to $6.1 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; and purchases of investments of $31.8 million, partially offset by sales and maturities of investments of $26.0 million.

In the three months ended March 31, 2014, cash used in investing activities of $10.2 million was primarily attributable to $3.8 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances provided to certain customers as part of their subscriptions. There were also purchases of investments of $47.5 million, partially offset by sales and maturities of investments of $41.1 million.

Cash Flows from Financing Activities

In the three months ended March 31, 2015, cash provided by financing activities of $3.5 million was primarily attributable to $3.4 million of proceeds from the exercise of stock options.

In the three months ended March 31, 2014, cash provided by financing activities of $1.0 million was primarily attributable to $1.3 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.3 million.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at March 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019
	(in thousands)
Operating lease obligations (1)	$8,661	$3,172	$4,842	$647
Total	$8,661	$3,172	$4,842	$647

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2015, we made regular payments on our operating lease obligations of $1.4 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 6, 2015, the accounting policies related to revenue recognition, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Interest Rate Sensitivity
We have $173.8 million in cash, cash equivalents and short-term and long-term investments at March 31, 2015. Cash and cash equivalents include cash held in banks and highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. All of these investments, excluding long-term investments, have maturities of less than one year from date of purchase. Long-term investments have maturities that extend more than one year from date of purchase.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

While we have experienced significant revenue growth in recent years and although we have had net income for each of the three years ended December 31, 2014, 2013, and 2012, we have not been consistently profitable. We have had net losses in at least one quarter in each of the last several years, including a net loss of $0.4 million for the three months ended March 31, 2014. We may not be able to sustain or increase our growth or maintain profitability in the future. We plan to continue to invest in our infrastructure, new solutions, research and development and sales and marketing, and as a result, we cannot assure you that we will maintain profitability. In addition, we will continue to incur increased personnel and professional services expenses in connection with compliance with Section 404 of the Sarbanes-Oxley Act. As a result of these increased expenditures, we will have to generate and sustain increased revenues to achieve future profitability. We may incur losses in the future for a number of reasons, including without limitation, the other risks and uncertainties described in this Quarterly Report on Form 10-Q. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed and we may not again achieve or maintain profitability in the future.

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

We derived 79% and 83% of our revenues from subscriptions to our core QualysGuard Vulnerability Management solution for the three months ended March 31, 2015 and 2014, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

In addition, approximately 41% of our employees are located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced rapid growth over the last several years. From 2012 to 2014, our revenues have grown from $91.4 million to $133.6 million, and our headcount increased from 359 employees at the beginning of 2012 to 464 employees at March 31, 2015. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2015 and 2014, we derived approximately 35% and 38%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for three months ended March 31, 2015, we incurred approximately 20% of our expenses outside of the United States in foreign currencies, primarily Euros and British Pounds, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for three months ended March 31, 2015, approximately 17% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro and British Pound. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million on our condensed consolidated balance sheet as of March 31, 2015 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

As of March 31, 2015, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 33% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2015, we had approximately 33.9 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of March 31, 2015, we had outstanding options to purchase approximately 7.4 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2015, we had an aggregate of 2.4 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on May 7, 2015.

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