Form 10-Q
period 2015-09-30
QUALYS, INC.
filed 2015-11-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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
The number of shares of the Registrant's common stock outstanding as of October 30, 2015 was 34,194,842.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$94,763	$76,504
Short-term investments	79,382	50,714
Accounts receivable, net of allowance of $622 and $590 as of September 30, 2015 and December 31, 2014, respectively	37,876	32,993
Deferred tax assets, current	4,353	8,520
Prepaid expenses and other current assets	8,947	6,528
Total current assets	225,321	175,259
Long-term investments	25,732	39,448
Property and equipment, net	29,965	26,618
Deferred tax assets, net	13,180	14,119
Intangible assets, net	1,708	2,001
Goodwill	317	317
Other noncurrent assets	2,065	2,262
Total assets	$298,288	$260,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,055	$5,661
Accrued liabilities	11,358	10,353
Deferred revenues, current	91,939	81,147
Total current liabilities	105,352	97,161
Deferred revenues, noncurrent	9,884	10,064
Other noncurrent liabilities	1,154	972
Total liabilities	116,390	108,197
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 34,166,512 and 33,594,285 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	214,736	195,133
Accumulated other comprehensive income	37	10
Accumulated deficit	(32,909)	(43,350)
Total stockholders’ equity	181,898	151,827
Total liabilities and stockholders’ equity	$298,288	$260,024

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$42,469	$34,348	$119,839	$97,006
Cost of revenues	8,762	7,421	24,883	21,442
Gross profit	33,707	26,927	94,956	75,564
Operating expenses:
Research and development	7,564	6,490	21,919	19,305
Sales and marketing	12,282	11,774	36,501	36,111
General and administrative	6,983	5,156	19,426	15,112
Total operating expenses	26,829	23,420	77,846	70,528
Income from operations	6,878	3,507	17,110	5,036
Other income (expense), net:
Interest expense	—	(2)	(4)	(9)
Interest income	153	127	386	365
Other income (expense), net	(307)	(244)	(485)	(422)
Total other income (expense), net	(154)	(119)	(103)	(66)
Income before income taxes	6,724	3,388	17,007	4,970
Provision for income taxes	2,601	283	6,566	639
Net income	$4,123	$3,105	$10,441	$4,331
Net income per share:
Basic	$0.12	$0.09	$0.31	$0.13
Diluted	$0.11	$0.08	$0.27	$0.12
Weighted average shares used in computing net income per share:
Basic	34,119	33,120	33,967	32,820
Diluted	37,938	37,080	38,202	37,006

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$4,123	$3,105	$10,441	$4,331
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	15	(44)	25	(11)
Less: reclassification adjustment for net realized gain (loss) included in net income	(5)	(27)	2	(28)
Net change, net of tax	10	(71)	27	(39)
Other comprehensive income (loss), net	10	(71)	27	(39)
Comprehensive income	$4,133	$3,034	$10,468	$4,292

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,441	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,424	8,826
Bad debt expense	629	346
Loss on disposal of property and equipment	9	1
Stock-based compensation	12,678	7,100
Amortization of premiums and accretion of discounts on investments	429	427
Excess tax benefits from stock-based compensation	(315)	(131)
Deferred income taxes	5,105	(47)
Changes in operating assets and liabilities:
Accounts receivable	(5,512)	(2,042)
Prepaid expenses and other assets	(2,143)	(1,177)
Accounts payable	(3,606)	(32)
Accrued liabilities	2,735	236
Deferred revenues	10,612	6,907
Other noncurrent liabilities	182	117
Net cash provided by operating activities	41,668	24,862
Cash flows from investing activities:
Purchases of investments	(88,694)	(117,279)
Sales and maturities of investments	73,340	144,218
Purchases of property and equipment	(14,865)	(10,196)
Capitalized software development costs	(99)	—
Net cash provided by (used in) investing activities	(30,318)	16,743
Cash flows from financing activities:
Proceeds from exercise of stock options	6,594	5,012
Excess tax benefits from stock-based compensation	315	131
Principal payments under capital lease obligations	—	(805)
Net cash provided by financing activities	6,909	4,338
Effect of exchange rate changes on cash and cash equivalents	—	(27)
Net increase in cash and cash equivalents	18,259	45,916
Cash and cash equivalents at beginning of period	76,504	42,369
Cash and cash equivalents at end of period	$94,763	$88,285

Non-cash investing and financing activities:
Vesting of early exercised common stock options	$16	$41

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”) was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Redwood City, California and has majority-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its QualysGuard Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2014, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2015 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015.

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
The following table summarizes the correction of previously reported amounts for the three and nine month periods ended September 30, 2014 presented in the accompanying condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
	as reported	as adjusted	as reported	as adjusted
Condensed Consolidated Statements of Operations:
Other income (expense), net	$(141)	$(244)	$(279)	$(422)
Total other income (expense), net	(16)	(119)	77	(66)
Net income	3,208	3,105	4,474	4,331
Net income per share:
Basic	0.10	0.09	0.14	0.13
Diluted	0.09	0.08	0.12	0.12

Condensed Consolidated Statements of Comprehensive Income:
Change in foreign currency translation loss, net of tax	(101)	—	(142)	—
Comprehensive income	3,034	3,034	4,292	4,292

	Nine Months Ended
	September 30, 2014
	as reported	as adjusted
Condensed Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$25,085	$24,862
Net cash provided by investing activities	16,687	16,743
Effect of exchange rate changes on cash and cash equivalents	(228)	(27)
Net increase in cash and cash equivalents	45,916	45,916

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. One channel partner accounted for more than 10% of the Company's accounts receivable balance as of September 30, 2015. As of December 31, 2014, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Software Development Costs

The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other consulting expenses. Total capitalized development costs are $0.4 million at September 30, 2015 and December 31, 2014.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required from non-emerging growth companies.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU to defer the effective date of ASU 2014-09 for all entities by one year. Thus, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized on date of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$48,907	$—	$—	$48,907
Money market funds	3,612	—	—	3,612
U.S. government agencies	2,400	—	—	2,400
Commercial paper	39,841	3	—	39,844
Total	94,760	3	—	94,763
Short-term investments:
Commercial paper	24,579	9	—	24,588
Corporate bonds	12,561	2	(3)	12,560
Asset-backed securities	537	—	—	537
U.S. government agencies	41,675	22	—	41,697
Total	79,352	33	(3)	79,382
Long-term investments:
Asset-backed securities	6,405	—	(1)	6,404
U.S. government agencies	12,461	9	(2)	12,468
Corporate bonds	6,862	1	(3)	6,860
Total	25,728	10	(6)	25,732
Total	$199,840	$46	$(9)	$199,877

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$36,024	$—	$—	$36,024
Money market funds	39,180	—	—	39,180
U.S. government agencies	300	—	—	300
Commercial paper	1,000	—	—	1,000
Total	76,504	—	—	76,504
Short-term investments:
Commercial paper	4,998	1	—	4,999
Corporate bonds	12,438	6	(6)	12,438
U.S. government agencies	33,280	3	(6)	33,277
Total	50,716	10	(12)	50,714
Long-term investments:
Asset-backed securities	16,092	5	(3)	16,094
U.S. government agencies	20,243	22	(10)	20,255
Corporate bonds	3,101	—	(2)	3,099
Total	39,436	27	(15)	39,448
Total	$166,656	$37	$(27)	$166,666

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	September 30, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$64,432	$—	$64,432
U.S. government agencies	—	56,565	—	56,565
Corporate bonds	—	19,420	—	19,420
Asset-backed securities	—	6,941	—	6,941
Total	$—	$147,358	$—	$147,358

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$5,999	$—	$5,999
U.S. government agencies	—	53,832	—	53,832
Corporate bonds	—	15,537	—	15,537
Asset-backed securities	—	16,094	—	16,094
Total	$—	$91,462	$—	$91,462

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	September 30, 2015
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$64,432	$—	$—	$64,432
U.S. government agencies	44,097	12,468	—	56,565
Corporate bonds	12,560	6,860	—	19,420
Asset-backed securities	537	4,203	2,201	6,941
Total	$121,626	$23,531	$2,201	$147,358

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

At September 30, 2015, the Company had two outstanding forward contracts with notional amounts of 4.6 million Euros and 3.2 million British Pounds, which expired on October 31, 2015. At December 31, 2014, the Company had two outstanding forward contracts with notional amounts of 6.0 million Euros and 2.1 million British Pounds, which expired on January 31, 2015. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at September 30, 2015 and December 31, 2014. The Company recorded a gain of $0.1 million from these forward contracts, which was offset by other foreign currency transaction losses of $0.4 million for the three months ended September 30, 2015. The Company recorded a net gain of $0.5 million, which was more than offset by other foreign currency transaction losses of $0.9 million during the nine months ended September 30, 2015. For the three months ended September 30, 2014, the Company recorded a gain of $0.5 million from these contracts, which were more than offset by other foreign currency losses of $0.8 million. For the nine months ended September 30, 2014, the Company recorded a gain of $0.4 million from these forward contracts, which were more than offset by losses of $0.7 million in other foreign currency transactions. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Computer equipment	$44,979	$35,576
Computer software	12,524	10,899
Furniture, fixtures and equipment	2,831	2,931
Scanner appliances	21,380	19,861
Leasehold improvements	2,706	2,622
Total property and equipment	84,420	71,889
Less: accumulated depreciation and amortization	(54,455)	(45,271)
Property and equipment, net	$29,965	$26,618

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $8.2 million and $6.0 million at September 30, 2015 and December 31, 2014, respectively, including assets that have not been placed in service of $0.9 million and $1.4 million, respectively. Other fixed assets not placed in service at September 30, 2015 and December 31, 2014, included in computer equipment and leasehold improvements, are approximately $1.7 million and $2.8 million, respectively. Depreciation and amortization expense relating to property and equipment was $3.7 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively and $10.1 million and $8.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			September 30, 2015		December 31, 2014
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,388)	$522	$(1,183)	$727
Patent license	14 years	1,388	(497)	891	(422)	966
Non-competition agreements and other	3 years	171	(171)	—	(158)	13
Total intangibles subject to amortization		$3,469	$(2,056)	1,413	$(1,763)	1,706
Intangible assets not subject to amortization				295		295
Total intangible assets, net				$1,708		$2,001

Intangibles amortization expense was $0.1 million for the three months ended September 30, 2015 and 2014 and $0.3 million for the nine months ended September 30, 2015 and 2014.

As of September 30, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2015	$93
2016	373
2017	282
2018	100
2019	100
2020 and thereafter	465
Total expected future amortization expense	$1,413

Goodwill, which is not subject to amortization, totaled $0.3 million as of September 30, 2015 and December 31, 2014.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancellable operating leases for varying periods through 2019.

The following are the minimum annual lease payments due under operating leases at September 30, 2015:

Operating Leases
(in thousands)
Remainder of 2015	$1,143
2016	3,577
2017	2,052
2018	601
2019	201
Total minimum lease payments	$7,574

Rent expense was $1.6 million for each of the three months ended September 30, 2015 and 2014, and $4.8 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of September 30, 2015 and December 31, 2014, the Company has accrued $0.6 million and $0.5 million of deferred rent, respectively, related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

In October 2015, the Company entered into a new five-year office lease, which has a total minimum lease commitment of approximately $1.7 million.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sales and Other Taxes

The Company’s software-as-a-service solutions are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these amounts to the respective government authorities. For those jurisdictions where the Company has not yet billed sales tax to its customers and believes it is probable it may have exposure and can reasonably estimate such exposure, it has recorded a liability of $0.4 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively, which is recorded within accrued liabilities in the condensed consolidated balance sheets. However, taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. Other than the liability that the Company has accrued in its condensed consolidated balance sheets, the Company has been unable to assess the probability, or estimate the amount, of its sales tax exposure, if any. There are no pending reviews at September 30, 2015 of which the outcome is expected to result in sales and other taxes due in excess of accrued liabilities. Management does not anticipate that its sales tax exposure, if any, would have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At September 30, 2015, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 6,348,478 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2015, 1,848,947 shares were available for grant under the 2012 Plan.

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

Stock Options
Employee Stock-based Compensation

Stock-based compensation for employee option awards is included in the condensed consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$333	$175	$1,005	$482
Research and development	1,294	599	3,584	1,544
Sales and marketing	1,015	561	2,806	1,839
General and administrative	1,674	1,050	4,612	2,815
Total employee stock-based compensation	$4,316	$2,385	$12,007	$6,680

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of September 30, 2015, the Company had $26.3 million of total unrecognized employee compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 2.2 years.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (in years)	4.9 to 5.9	5.3 to 5.9	4.9 to 5.9	5.3 to 5.9
Volatility	45% to 46%	48% to 50%	45% to 48%	48% to 52%
Risk-free interest rate	1.62%	1.67%	1.3% to 1.65%	1.52% to 1.67%
Dividend yield	—%	—%	—%	—%

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation expense was a reduction to expense of $0.1 million and an expense of $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and expense of $0.5 million and $0.4 million, for the nine months ended September 30, 2015 and 2014, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2014	7,605,407	$12.93	6.5	$188,743
Granted	1,113,950	41.17
Exercised	(567,227)	11.63
Canceled	(560,025)	26.69
September 30, 2015	7,592,105	16.16	6.1	107,966
Vested and expected to vest - September 30, 2015	7,130,958	15.00	5.9	106,964
Exercisable - September 30, 2015	5,073,823	8.79	4.9	99,803

Restricted Stock Units and Restricted Stock Awards

The terms and conditions of RSUs and RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended September 30, 2015, the Company granted 60,000 units of restricted stock with a grant price of $37.28 per unit and monthly vesting over a 2 year period. Compensation expense was $0.2 million for the three months ended September 30, 2015. The Company did not issue restricted stock units in the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company granted 2,401 shares of restricted stock, which vested immediately and had no further restrictions or service period, and resulted in compensation expense of $51,000. The Company did not issue restricted stock awards during the nine months ended September 30, 2015.

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Foreign exchange gain (loss)	$(268)	$(217)	$(392)	$(342)
Other income (expense)	(39)	(27)	(93)	(80)
Other income (expense), net	$(307)	$(244)	$(485)	$(422)

NOTE 8.	Income Taxes

The Company recorded a tax provision of $6.6 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in the tax provision recorded for the nine month period ended September 30, 2015 is primarily due to taxes on its U.S. federal income, as well as certain states and foreign jurisdictions, and changes to unrecognized tax benefits related to uncertain tax positions. Prior to the fourth quarter of 2014, the Company maintained a valuation allowance on its U.S. federal and state deferred tax assets, and its taxes were primarily related to taxes in its foreign jurisdictions and certain states in the U.S, as well as changes to unrecognized tax benefits related to uncertain tax positions. The Company's effective income tax rate was approximately 38.6 % in the nine months ended September 30, 2015.

As of September 30, 2015, the Company had unrecognized tax benefits of $3.5 million, of which $2.2 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2014, the Company had unrecognized tax benefits of $3.3 million, of which $2.1 million, if recognized, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
United States	$29,993	$24,038	$84,463	$67,948
Other	12,476	10,310	35,376	29,058
Total revenues	$42,469	$34,348	$119,839	$97,006

Property and equipment, net, by geographic area, are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
United States	$25,028	$23,650
Other	4,937	2,968
Total property and equipment, net	$29,965	$26,618

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Net income	$4,123	$3,105	$10,441	$4,331
Denominator:
Weighted-average shares used in computing net income per share:
Basic	34,119	33,120	33,967	32,820
Effect of potentially dilutive securities:
Common stock options	3,819	3,960	4,235	4,186
Diluted	37,938	37,080	38,202	37,006
Net income per share:
Basic	$0.12	$0.09	$0.31	$0.13
Diluted	$0.11	$0.08	$0.27	$0.12

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Common stock options	1,889	1,813	1,409	1,483

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

Overview

We are a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our QualysGuard Cloud Platform enables our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our QualysGuard Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, QualysGuard Vulnerability Management (VM), in 2000. Our core VM solution has provided a substantial majority of our revenues to date, representing 79% and 82% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning and continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack. In 2015, we introduced our Cloud Agent Platform, which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints.

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

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the nine month periods ended September 30, 2015 and 2014, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Our revenues increased to $119.8 million in the nine months ended September 30, 2015 from $97.0 million for the comparable period in 2014, representing an increase of $22.8 million or 24%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except percentages)
Adjusted EBITDA	$15,137	$9,045	$40,212	$20,962
Percentage of revenues	36%	26%	34%	22%

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Free cash flow	$26,704	$14,666

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net income (1)	$4,123	$3,105	$10,441	$4,331
Other (income) expense, net (1)	154	119	103	66
Provision for income taxes	2,601	283	6,566	639
Depreciation and amortization of property and equipment	3,741	2,946	10,131	8,532
Amortization of intangible assets	97	98	293	294
Stock-based compensation	4,421	2,494	12,678	7,100
Adjusted EBITDA	$15,137	$9,045	$40,212	$20,962

(1) Other income (expense) and net income for the three and nine months ended September 30, 2014 have been adjusted for an immaterial error as further described in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$41,668	$24,862
Less:
Purchases of property and equipment	(14,865)	(10,196)
Capitalized software development costs	(99)	—
Free cash flow	$26,704	$14,666

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

Key Components of Results of Operations
Revenues
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. We generate a substantial majority of our revenues through the sale of subscriptions to our QualysGuard Vulnerability Management solution, and a majority of our customers have also purchased additional solutions. Subscriptions to our solutions allow customers to access our cloud security and compliance solutions through a unified, web-based interface. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our QualysGuard Cloud Platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees and related maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations as we support more customers and add more solutions and functionality to our platforms, which will increase the cost of revenues in absolute dollars.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams, as well as professional services, insurance, fees, and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

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
Our provision for income taxes in the nine months ended September 30, 2015 consists of income taxes for federal and certain states in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly owned subsidiaries. Our provision for income taxes in the nine months ended September 30, 2014 consists primarily of income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States, as we had maintained a valuation allowance on our U.S. federal and state net deferred tax assets in the first nine months of 2014. The provision for income taxes also includes changes to unrecognized tax benefits related to uncertain tax positions.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Condensed Consolidated Statements of Operations Data:
Revenues	$42,469	$34,348	$119,839	$97,006
Cost of revenues (1)	8,762	7,421	24,883	21,442
Gross profit	33,707	26,927	94,956	75,564
Operating expenses:
Research and development (1)	7,564	6,490	21,919	19,305
Sales and marketing (1)	12,282	11,774	36,501	36,111
General and administrative (1)	6,983	5,156	19,426	15,112
Total operating expenses	26,829	23,420	77,846	70,528
Income from operations	6,878	3,507	17,110	5,036
Other income (expense), net (2)	(154)	(119)	(103)	(66)
Income before income taxes (2)	6,724	3,388	17,007	4,970
Provision for income taxes	2,601	283	6,566	639
Net income (2)	$4,123	$3,105	$10,441	$4,331

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenues	$333	$175	$1,005	$482
Research and development	1,294	599	3,584	1,551
Sales and marketing	1,015	561	2,806	1,852
General and administrative	1,779	1,159	5,283	3,215
Total stock-based compensation	$4,421	$2,494	$12,678	$7,100

(2) Other income (expense), net, income before income taxes, and net income for the three and nine months ended September 30, 2014 have been adjusted for an immaterial error as further described in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	100%	100%	100%	100%
Cost of revenues	21	22	21	22
Gross profit	79	78	79	78
Operating expenses:
Research and development	18	19	18	20
Sales and marketing	29	34	30	37
General and administrative	16	15	17	16
Total operating expenses	63	68	65	73
Income from operations	16	10	14	5
Other income (expense), net	0	0	0	0
Income before income taxes	16	10	14	5
Provision for income taxes	6	1	5	1
Net income	10%	9%	9%	4%

Comparison of Three Months Ended September 30, 2015 and 2014
Revenues

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$42,469	$34,348	$8,121	24%

Revenues increased $8.1 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to new customer subscriptions entered into after September 30, 2014 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $8.1 million, $6.0 million was from customers in the United States and the remaining $2.1 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our existing and newer solutions.

Cost of Revenues

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$8,762	$7,421	$1,341	18%
Percentage of revenues	21%	22%
Gross profit percentage	79%	78%
Cost of revenues increased $1.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $0.7 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license maintenance expense of $0.4 million; and increased stock based compensation of $0.2 million.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Research and development	$7,564	$6,490	$1,074	17%
Percentage of revenues	18%	19%

Research and development expenses increased $1.1 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in personnel expenses of $1.1 million, due to new employees and higher stock-based compensation. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$12,282	$11,774	$508	4%
Percentage of revenues	29%	34%

Sales and marketing expenses increased $0.5 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to increased personnel expenses of $0.3 million, principally due to new employees and higher stock based compensation, and also due to an increase in marketing expenses of $0.3 million, primarily due to increased trade shows and program activities.

General and Administrative Expenses

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$6,983	$5,156	$1,827	35%
Percentage of revenues	16%	15%

General and administrative expenses increased $1.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily driven by increased personnel expenses of $0.8 million, principally due to higher stock-based compensation; increased professional services of $0.6 million; and increased bad debt expense and other fees of $0.3 million.

Other Income (Expense), Net

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other income (expense), net	$(154)	$(119)	$(35)	NM
Percentage of revenues	0%	0%

Other income (expense), net was relatively constant in the three months ended September 30, 2015 and 2014. Other income (expense), net, is primarily comprised of investment and interest income, offset by foreign exchange losses in both periods.

Provision for Income Taxes

	Three Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Provision for income taxes	$2,601	$283	$2,318	819%
Percentage of revenues	6%	1%

Provision for income taxes increased $2.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to the provision for U.S. federal income taxes in the third quarter of 2015. We had maintained a valuation allowance against our U.S. federal and state deferred tax assets prior to the fourth quarter of 2014, and accordingly, our income tax provision for the three months ended September 30, 2014 was primarily made up of taxes on income in foreign jurisdictions and certain states in the United States.

Comparison of Nine Months Ended September 30, 2015 and 2014
Revenues

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$119,839	$97,006	$22,833	24%

Revenues increased $22.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to new customer subscriptions entered into after September 30, 2014 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $22.8 million, $16.5 million was from customers in the United States and the remaining $6.3 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our existing and newer solutions.

Cost of Revenues

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$24,883	$21,442	$3,441	16%
Percentage of revenues	21%	22%
Gross profit percentage	79%	78%
Cost of revenues increased $3.4 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an $1.5 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license maintenance expense of $1.1 million; increased stock based compensation of $0.5 million; as well as increased data center costs of $0.2 million to support the continued growth of our business.
Research and Development Expenses

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Research and development	$21,919	$19,305	$2,614	14%
Percentage of revenues	18%	20%
Research and development expenses increased $2.6 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in personnel expenses of $2.6 million due to new employees and higher stock-based compensation. We continue to significantly invest in and expand our research and development teams to to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$36,501	$36,111	$390	1%
Percentage of revenues	30%	37%

Sales and marketing expenses were relatively constant during the nine months ended September 30, 2015 and 2014. We had increased marketing program and trade show activities in the nine months ended September 30, 2015 due to growth of business and introduction of new solutions.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$19,426	$15,112	$4,314	29%
Percentage of revenues	17%	16%

General and administrative expenses increased $4.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily driven by increased personnel expenses of $2.2 million, principally due to higher stock-based compensation; increased professional services of $1.0 million; and increased bad debt expense and other fees of $0.6 million.

Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other income (expense), net	$(103)	$(66)	$(37)	NM
Percentage of revenues	0%	0%

Other income (expense), net was relatively constant for the nine months ended September 30, 2015 and 2014. Other income (expense), net, is primarily comprised of investment and interest income, offset by foreign exchange losses in both periods.

Provision for Income Taxes

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Provision for income taxes	$6,566	$639	$5,927	928%
Percentage of revenues	5%	1%

Provision for income taxes increased $5.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the provision for U.S. federal income taxes in the first nine months of 2015. We had maintained a valuation allowance against our U.S. federal and state deferred tax assets prior to the fourth quarter of 2014, accordingly, our income tax provision for the first nine months ended September 30, 2014 was primarily made up of taxes on income in foreign jurisdictions and certain states in the United States.

Liquidity and Capital Resources

At September 30, 2015, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $199.9 million, including $4.3 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the nine months ended September 30, 2015 and 2014. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$41,668	$24,862
Cash provided by (used in) investing activities	(30,318)	16,743
Cash provided by financing activities	6,909	4,338
Effect of exchange rate changes on cash and cash equivalents	—	(27)
Net increase in cash and cash equivalents	$18,259	$45,916

Cash Flows from Operating Activities

In the nine months ended September 30, 2015, cash flows from operating activities of $41.7 million resulted from our net income of approximately $10.4 million, as adjusted by an increase in deferred revenues of $10.6 million, attributable to our continued growth, and by non-cash items including depreciation and amortization expense of $10.4 million, stock-based compensation of $12.7 million, and net utilization of deferred income tax assets of $5.1 million. These increases are partially offset by an increase in accounts receivable of $5.5 million due to continued growth.

In the nine months ended September 30, 2014, cash flows from operating activities of $24.9 million resulted from our net income of $4.3 million, as adjusted by an increase in deferred revenues of $6.9 million, attributable to our continued growth. These working capital increases were further increased by non-cash items including depreciation and amortization expense of $8.8 million and stock-based compensation expense of $7.1 million. These increases are partially offset by an increase in prepaid expenses and other assets of $1.2 million due to prepayment of certain maintenance contracts and increase in accounts receivable of $2.0 million.
Cash Flows from Investing Activities
In the nine months ended September 30, 2015, cash used in investing activities of $30.3 million was primarily attributable to $14.9 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; and purchases of investments of $88.7 million, partially offset by sales and maturities of investments of $73.3 million.

In the nine months ended September 30, 2014, cash provided by investing activities of $16.7 million was primarily attributable to $144.2 million from sales and maturities of investments which was partially offset by purchases of investments of $117.3 million and $10.2 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities

In the nine months ended September 30, 2015, cash provided by financing activities of $6.9 million was primarily attributable to $6.6 million of proceeds from the exercise of stock options.

In the nine months ended September 30, 2014, cash provided by financing activities of $4.3 million was primarily attributable to $5.0 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.8 million.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019
	(in thousands)
Operating lease obligations (1)	$7,574	$1,143	$5,629	$802
Total	$7,574	$1,143	$5,629	$802

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the nine months ended September 30, 2015, we made regular payments on our operating lease obligations of $3.5 million.

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
Interest Rate Sensitivity
We have $200 million in cash, cash equivalents and short-term and long-term investments at September 30, 2015. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived 79% and 82% of our revenues from subscriptions to our core QualysGuard Vulnerability Management solution for the nine months ended September 30, 2015 and 2014, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our QualysGuard Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

In addition, approximately 42% of our employees are located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced rapid growth over the last several years. From 2012 to 2014, our revenues have grown from $91.4 million to $133.6 million, and our headcount increased from 359 employees at the beginning of 2012 to 497 employees at September 30, 2015. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2015 and 2014, we derived approximately 36% and 37%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for nine months ended September 30, 2015, we incurred approximately 21% of our expenses outside of the United States in foreign currencies, primarily Euros and British Pounds, principally with respect to salaries and related personnel expenses associated with our European operations. Additionally, for nine months ended September 30, 2015, approximately 17% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro and British Pound. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.4 million on our condensed consolidated balance sheet as of September 30, 2015 with respect to sales and use tax liabilities in various jurisdictions where we have not yet billed sales tax to our customers and where we believe we may have exposure. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

As of September 30, 2015, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 22% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2015, we had approximately 34.2 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of September 30, 2015, we had outstanding options to purchase approximately 7.6 million shares of common stock options that, if exercised, will result in these additional shares becoming available for sale. As of September 30, 2015, we had an aggregate of 1.8 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on November 5, 2015.

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