Form 10-K
period 2015-12-31
QUALYS, INC.
filed 2016-02-26
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $1,006 million based on the last reported sale price of the registrant's common stock on June 30, 2015. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of January 31, 2016 was 34,432,373 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

Qualys, Inc.

PART I
Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;

•	the effects of increased competition in our market;

•	our ability to innovate, enhance our cloud solutions and platform and introduce new solutions;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing, our infrastructure, new solutions, research and development, and acquisitions;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our expectations, assumptions and conclusions related to our provision for income taxes, our deferred tax assets and our effective tax rate; and

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
Overview
We are a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.
IT infrastructures are more complex and globally-distributed today than ever before, as organizations of all sizes increasingly rely upon a myriad of interconnected information systems and related IT assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving technologies intended to improve organizations’ operations can also increase vulnerability to cyber attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud-based security and compliance solutions.
We designed our Qualys Cloud Platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether they reside inside the organization, on their network perimeter or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale across a broad range of industries, enabling faster implementation and lower total cost of ownership than traditional on-premise enterprise software products. Our customers, ranging from some of the largest organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vunerability Management (VM), in 2000. Our core VM solution has provided a substantial majority of our revenues to date, representing 79%, 82% and 84% of total revenues in 2015, 2014 and 2013, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance (PC) solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning and continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack. In 2015, we introduced our Cloud Agent Platform (CAP), which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. CAP allows organizations to perform vulnerability and compliance management on a continuous basis. It is a natural extension to our cloud platform and allows us to expand our footprint in the enterprise and provide VM and PC solutions to mobile endpoints and elastic cloud environments.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2014 grew by $18.9 million to $152.5 million during 2015, representing 114% of total revenues in 2014. We expect this trend of revenue growth from existing customers to continue.
Our Qualys Cloud Platform is currently used by over 8,800 organizations in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased from $108.0 million in 2013 to $133.6 million in 2014, and reached $164.3 million in 2015. We generated net income of $1.5 million in 2013, $30.2 million in 2014, and $15.9 million in 2015. Net income in 2014 includes a tax benefit of $23.7 million for recognition of our U.S. federal and certain state deferred tax assets. Total assets as of December 31, 2015 and 2014 were $323.5 million and $260.0 million, respectively.
Our Growth Strategy
We intend to leverage our innovation and extensive expertise to strengthen our leadership position as a trusted provider of cloud-based security and compliance solutions. The key elements of our growth strategy are:

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

•
Expand the use of our suite of solutions by our large and diverse customer base.    With more than 8,800 customers across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since typically our customers initially deploy one or two of our solutions and in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions, or choose to adopt other solutions from our integrated suite of IT security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

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

•
Selectively pursue technology acquisitions to bolster our capabilities and leadership position.    We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire technology teams to supplement our own team and increase the breadth of our cloud-based security and compliance solutions.

Our Platform
Our Qualys Cloud Platform consists of a suite of IT security and compliance solutions that leverage our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure.
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
The Core Services and infrastructure layers of our cloud platform deliver benefits to our entire suite of security and compliance solutions, including:

•	Dynamic and interactive user interfaces with configurable report templates to present scan data with a wide range of presentation options to match a customer’s needs;

•	Fast searching of several extensive Qualys data sets, including scan results, asset data, scan profiles, users and vulnerabilities;

•	Asset management technology for hierarchical asset categorization via dynamic tagging and role-based customer access management; and

•	Distributed scanning platform for global cloud-based environments.
We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud platform.
Our cloud platform is delivered to customers via our shared platform offering from our global data centers or via our private platform offering (Qualys Private Cloud Platform, or PCP), for customers or partners that want the platform to reside within the customer's on-premise data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's on-premise data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. Our PCP provides our subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software.
Qualys Cloud Suite
Our suite of solutions, which we refer to as the Qualys Cloud Suite, currently includes seven solutions: Vulnerability Management, Policy Compliance, PCI Compliance, Web Application Scanning, Malware Detection Service, Web Application Firewall, and Qualys SECURE Seal. This integrated set of cloud solutions enables organizations to:

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
Our customers can subscribe to one or more of our security and compliance solutions based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional Qualys solutions. We offer three editions of our Qualys Cloud Suite, the Enterprise edition for large enterprises, the Express edition for medium-sized businesses, and Express Lite for small-sized businesses. Qualys Cloud Suite solutions are described below.

Qualys Vulnerability Management
Qualys Vulnerability Management, or Qualys VM, is an industry leading and award-winning solution that automates network auditing and vulnerability management across an organization, including network discovery and mapping, asset management, vulnerability reporting, and remediation tracking. Driven by our comprehensive KnowledgeBase of known vulnerabilities, Qualys VM enables cost-effective protection against vulnerabilities without substantial resource deployment. Qualys VM can be performed via our network scanners (hardware or virtual) or via our Cloud Agents.
Qualys Continuous Monitoring, an additional Qualys VM offering, gives organizations the ability to proactively identify threats and unexpected changes for their IT systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack.
Qualys Policy Compliance
Qualys Policy Compliance, or Qualys PC, allows customers to analyze and collect configuration and access control information from their networked devices and web applications and automatically maps this information to internal policies and external regulations in order to document compliance. Qualys PC is fully automated and helps reduce customers’ cost of compliance without requiring the use of software agents. It can be either performed via our network scanners (hardware or virtual) or via our Cloud Agents.
Qualys Policy Compliance Questionnaire, an additional Qualys PC offering, enables customers to assess business processes and vendor risk against standards and mandates such as PCI-DSS, HIPAA, COBIT and ISO 27001/2.
Qualys PCI Compliance
Qualys PCI Compliance, or Qualys PCI, provides organizations that store cardholder data a cost-effective and highly automated solution to verify and document compliance with PCI DSS. Qualys PCI allows merchants to complete the annual PCI Self-Assessment Questionnaire, or SAQ, to perform vulnerability scanning for quarterly PCI audits and to meet the demands of PCI for web application security.
Qualys Web Application Scanning
Qualys Web Application Scanning, or Qualys WAS, uses the scalability of our cloud platform to allow customers to discover, catalog and scan a large number of web applications. Qualys WAS scans and analyzes custom web applications and identifies vulnerabilities that threaten underlying databases or bypass access controls. These web applications are often the main attack vectors for cyber attackers.
Qualys Malware Detection
Qualys Malware Detection, or Qualys MDS, provides organizations with the ability to scan, identify and remove malware infections from their websites. Qualys MDS utilizes behavioral and static analysis to provide malware detection to organizations. It provides periodic scanning to monitor websites and delivers email alerts to notify customers of infections.
Qualys Web Application Firewall
Qualys Web Application Firewall, or Qualys WAF, currently in limited release, delivers enterprise-grade web application security without the costs, footprint, and complexity associated with appliance-based web application firewall solutions. It is designed to protect web applications from attack vectors by enhancing default web application configurations and virtual patching. Qualys WAF can improve website performance by reducing page load times and optimizing bandwidth.
Qualys SECURE Seal
Qualys SECURE Seal helps organizations demonstrate to their online customers that they maintain a proactive security program. This solution includes scanning for the presence of malware, network and web application vulnerabilities and for SSL certificate validation. Websites that regularly perform these security scans with no critical security issues detected can display a Qualys SECURE Seal on their website to demonstrate to visitors that they are proactively securing their websites.

Qualys Core Services
Our Core Services enable integrated workflows, management and real-time analysis and reporting across all of our IT security and compliance solutions. Our Core Services include:

•
Asset Tagging and Management.    Enables customers to easily identify, categorize and manage large numbers of assets in highly dynamic IT environments and automates the process of inventory management and hierarchical organization of IT assets. Built on top of this core service is the Qualys AssetView service, which is a global asset inventory service enabling companies to search for information on any IT asset, scaling to millions of assets for organizations of all sizes, helping IT and security personnel to search IT assets and maintain an up-to-date inventory on a continuous basis.

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
Qualys Cloud Infrastructure
Our infrastructure layer, which we refer to as our Infrastructure, includes the data, data processing capabilities, software and hardware infrastructure and infrastructure management capabilities that provide the foundation for our cloud platform and allow us to automatically scale our Infrastructure and Core Services to scan millions of IPs. Each Infrastructure service is described below:

•
Scalable Capacity.    We have designed a modular and scalable infrastructure that leverages virtualization and cloud technologies. This allows our operations team to dynamically allocate additional capacity on-demand across our entire Qualys Cloud Platform to address the growth and scalability of our solutions.

•
Big Data Indexing and Storage.    Built on top of our secure data storage model, this engine indexes petabytes of data and uses this information in real-time to execute tags or rules to dynamically update IT assets’ properties, which are used in various workflows for scanning, reporting and remediation.

•
Qualys KnowledgeBase.    Qualys relies on our comprehensive repository, which we refer to as our KnowledgeBase, of known vulnerabilities and compliance controls for a wide range of devices, technologies and applications that powers our security and compliance scanning technology. We update our KnowledgeBase daily with signatures for new vulnerabilities, control checks, validated fixes and improvements.

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

•
Cloud Agents. As part of our cloud platform, Qualys Cloud Agent provides a lightweight agent (2 mbytes) that can be installed on any host such as a laptop, desktop, server or virtual machine. Qualys Cloud Agents extract and consolidate vulnerability and compliance data and update it continuously within the Qualys

Cloud Platform for further analysis and correlation, thus providing a continuous view of their IT security compliance posture of their global network.
Our Customers

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2015, we had over 8,800 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2015, 2014 and 2013, no one customer accounted for more than 10% of our revenues. In 2015, 2014 and 2013, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Sales and Marketing
Sales
We market and sell our IT security and compliance solutions to customers directly through our sales teams as well as indirectly through our network of channel partners.
Our global sales force is organized into a field sales team, which focuses on enterprises, generally including organizations with more than 5,000 employees, and an inside sales team, which focuses on small to medium businesses, which generally include organizations with less than 5,000 employees. Both our field and inside sales teams are divided into three geographic regions, including the Americas; Europe, Middle East and Africa; and Asia-Pacific. We also further segment each of our sales teams into groups that focus on adding new customers or managing relationships with existing customers.
Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Dell Inc., Fujitsu, Insight Technologies, Inc., Optiv, and Verizon Communications Inc.
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2015, 2014 and 2013, 37%, 37% and 39%, respectively, of our revenues were generated by channel partners.
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

Customer Support
We deliver 24x7x365 customer support from centers located in Redwood City, California; Raleigh, North Carolina; Reading, United Kingdom; and Pune, India. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for any professional services. Accordingly, we do not sell any professional services. However, we do offer various training programs as part of our subscriptions to all of our customers. We believe that our customer support helps ensure customer satisfaction and is critical to retaining and expanding our customer base. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions.
Research and Development and Operations
We devote significant resources to maintain, enhance and add new functionality to our Qualys Cloud Platform and the integrated suite of solutions that we offer. Our development organization consists of agile engineering teams with substantial security expertise in specific areas of our solutions. In addition to our development teams, we have also built a sophisticated research team focused on identifying threats and developing signatures for vulnerabilities and compliance checks so that we can provide our customers with daily updates and enable them to scan their assets for the latest threats. We conduct our research and development in the United States, France, India, and the United Kingdom, which gives us access to some of the best research and engineering talent in the world. Our focus remains to attract engineering talent as we continue to add new solutions and improve existing ones.
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
Research and development expenses were $29.5 million, $26.3 million and $21.7 million for 2015, 2014 and 2013, respectively.
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
Data Center Agreements
Our data center operations are provided by large third-party data center vendors and are located in the United States, Switzerland and the Netherlands. Our data center agreements have varying terms through 2018.
Competition
The expanding capabilities of our security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, Rapid7, Inc. and Symantec Corporation, as well as privately held security providers including BeyondTrust Software, Inc., Tripwire, Inc., NetIQ Corporation, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets.
We believe that the principal competitive factors affecting the market for cloud-based security and compliance solutions include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. We believe that our suite of solutions generally competes favorably with respect to these factors. However, many of our primary competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do.
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. We have four issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our Qualys Cloud Platform, which we believe differentiates us from our competitors.
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
Employees
As of December 31, 2015, we had 510 full-time employees, including 196 in research and development, 169 in sales and marketing, 92 in operations and customer support and 53 in general and administrative. As of December 31, 2015, we had 288 employees in the United States and 222 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages.
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
Geographic Information
For a description of our revenue and property and equipment by geographic location, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Subscriptions to our Qualys Vulnerability Management solution generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for this solution, our operating results would suffer.

We derived 79%, 82%, and 84% of our revenues from subscriptions to our core Qualys Vulnerability Management solution for the years ended December 31, 2015, 2014 and 2013, respectively, and we expect to continue to derive a significant majority of our revenues from sales of subscriptions to this solution for the foreseeable future. As a result, the market demand for our Qualys Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

•	our effective tax rate;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and

•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

The IT security and compliance market is characterized by rapid technological advances, customer price sensitivity, short product and service life cycles, intense competition, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards and regulatory mandates. Any of these factors could create downward pressure on pricing and gross margins, and could adversely affect our renewal rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance existing solutions, introduce new solutions on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards and business models. We must also continually change and improve our solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology.

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

Our future growth depends upon our ability to continue to meet the expanding needs of our customers as their use of our cloud platform grows. As these customers gain more experience with our solutions, the number of users and the number of locations where our solutions are being accessed may expand rapidly in the future. In order to ensure that we meet the performance and other requirements of our customers, we intend to continue to make significant investments to develop and implement new proprietary and third-party technologies at all levels of our cloud platform. These technologies, which include databases, applications and server optimizations, and network and hosting strategies, are often complex, new and unproven. We may not be successful in developing or implementing these technologies. To the extent that we do not effectively scale our platform to maintain performance as our customers expand their use of our platform, our operating results and our business may be harmed.

Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future, if at all.

We must continue to dedicate significant financial and other resources to our research and development efforts if we are to maintain our competitive position. However, developing products and enhancements to our platform is expensive and time consuming, and there is no assurance that such activities will result in significant new marketable products or enhancements to our platform, design improvements, cost savings, revenue or other expected benefits. If we spend significant resources on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

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

We offer our Qualys Cloud Platform and integrated suite of solutions pursuant to a software-as-a-service model, and our customers purchase subscriptions from us that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and they may not renew their subscriptions at the same or higher levels or at all. As a result, our ability to grow depends in part on customers renewing their existing subscriptions and purchasing additional subscriptions and solutions. Our customers may choose not to renew their subscriptions to our solutions or purchase additional solutions due to a number of factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of products or services offered by our competitors, reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions to our solutions, renew on less favorable terms, or do not purchase additional solutions or subscriptions, our revenues may grow more slowly than expected or decline and our results of operations may be harmed.

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

We will need to increase the revenues that we derive from our current and future solutions other than Qualys Vulnerability Management for our business and revenues to grow as we expect. Revenues from our other solutions, including our Web Application Scanning, Policy Compliance, PCI Compliance, Malware Detection Service, and Qualys SECURE Seal, have been relatively modest compared to revenues from our Qualys Vulnerability Management solution. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

Adverse economic conditions or reduced IT spending may adversely impact our business.

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions and overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our customers' available budgetary spending, which could lead to delays in planned purchases of our solutions.

Uncertainty about future economic conditions also makes it difficult to forecast operating results and to make decisions about future investments. Future or continued economic weakness for us or our customers, failure of our customers and markets to recover from such weakness, customer financial difficulties, and reductions in spending on IT security could have a material adverse effect on demand for our platform and consequently on our business, financial condition and results of operations.

Our security and compliance solutions are primarily delivered from four data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

We currently host substantially all of our solutions from third-party data centers located in the United States, Switzerland and the Netherlands. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

Our data centers are not currently redundant and we cannot rapidly move customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We have added data center facilities to provide additional capacity for our cloud platform and to enable disaster recovery. We continue to build out these facilities; however, these additional facilities may not be operational in the anticipated time-frame and we may incur unplanned expenses.

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

We compete with large and small public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, Symantec Corporation and Rapid7, Inc., as well as privately held security providers including BeyondTrust Software, Inc., Tripwire, Inc., NetIQ Corporation, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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
We may not maintain profitability in the future.

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

The sales prices of our solutions are subject to competitive pressures and may decrease, which may reduce our gross profits and adversely impact our financial results.

The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, Euros, British Pound and Japanese Yen, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

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

We market and sell subscriptions to our solutions throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

•	foreign currency exchange fluctuations;

•	trade and foreign exchange restrictions;

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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

In addition, approximately 44% of our employees are located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.

We have experienced significant growth over the last several years. From 2013 to 2015, our revenues have grown from $108.0 million to $164.3 million, and our headcount increased from 359 employees at the beginning of 2013 to 510 employees at December 31, 2015. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For December 31, 2015, 2014 and 2013, we derived approximately 37%, 37% and 39%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

In addition, the financial health of our channel partners and our continuing relationships with them are important to our success. Some of these channel partners may be unable to withstand adverse changes in economic conditions, which could result in insolvency and/or the inability of such distributors to obtain credit to finance purchases of our products and services. In addition, weakness in the end-user market could negatively affect the cash flows of our channel partners who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure. Our business could be harmed if the financial condition of some of these channel partners substantially weakened and we were unable to timely secure replacement channel partners.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2015, we incurred approximately 21% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, in 2015, approximately 17% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

Our solutions are subject to U.S. export controls, specifically, the Export Administration Regulations and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate encryption technology into certain of our solutions. These encryption solutions and the underlying technology may be exported only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. U.S. export controls may require submission of an encryption registration, product classification and/or annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our solutions, when applicable, could harm our international sales and adversely affect our revenues. Compliance with applicable regulatory requirements regarding the export of our solutions, including with respect to new releases of our solutions, may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions throughout their globally-distributed systems or, in some cases, prevent the export of our solutions to some countries altogether. In addition, various countries regulate the import of our appliance-based solutions and have enacted laws that could limit our ability to distribute solutions or could limit our customers’ ability to implement our solutions in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions by existing customers with international operations, declining adoption of our solutions by new customers with international operations and decreased revenues. If we fail to comply with export and import regulations, we may be fined or other penalties could be imposed, including a denial of certain export privileges.

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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our operating results. We could be subject to additional taxes.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $35.6 million as of December 31, 2015. Increases in our effective tax rate could harm our operating results.

Additionally, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring accounting or internal audit staff.

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

As a public company, we are required to comply with certain of these rules, which require management to certify financial and other information in this Annual Report on Form 10-K and other quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting beginning with this annual report now that we are no longer an “emerging growth company” as defined in the JOBS Act. It is possible that in the future our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

We have incurred and expect to continue to incur significant costs and have devoted and will continue to devote substantial management time as a result of operating as a public company, especially now that we are no longer an “emerging growth company,” which could adversely affect our business and operating results.

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

As of December 31, 2015, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 22% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2015, we had approximately 34.4 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2015, we had outstanding options to purchase approximately 7.6 million shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of December 31, 2015, we had an aggregate of 1.6 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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
Our principal executive offices are located in Redwood City, California, where we occupy a 50,000 square-foot facility under a lease expiring on November 30, 2017. We have additional U.S. offices in Bellevue, Washington; Denver, Colorado; Raleigh, North Carolina; and Madison, Wisconsin. We also lease offices in Courbevoie, France; Moscow, Russia; Munich, Germany; Frankfurt, Germany; Pune, India; Dubai, United Arab Emirates; Reading, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate principal data centers at third-party facilities in Santa Clara, California; Tukwilia, Washington, Ashburn, Virginia; Geneva, Switzerland; and Amsterdam, the Netherlands.

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

Market Information

Our common stock is listed on the NASDAQ Stock Market under the trading symbol “QLYS”. The following table sets forth the high and low per share sales prices for our common stock as reported on the NASDAQ Stock Market for the two most recent fiscal years:

	Low	High
Fiscal 2015:
Fourth quarter	$28.05	$39.74
Third quarter	$25.32	$42.97
Second quarter	$36.21	$55.47
First quarter	$35.01	$50.00
Fiscal 2014:
Fourth quarter	$26.00	$40.74
Third quarter	$22.65	$29.70
Second quarter	$18.00	$26.88
First quarter	$20.37	$29.94

Holders of Common Equity

As of January 31, 2016, there were approximately 142 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	7,626,558	$16.88	1,618,861

1 Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from September 28, 2012 (the date our common stock commenced trading on the NASDAQ Stock Market) through December 31, 2015 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc, NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index

Index Value
$360.00
$340.00
$320.00
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
9/28/2012
12/31/2012
06/30/2013
12/31/2013
06/30/2014
12/31/2014
06/30/2015
12/31/2015
Qualys, Inc
NASDAQ Global Select Market
NASDAQ Computer

* $100 invested on 9/28/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Sep 28, 2012	Dec 31, 2012	Mar 28, 2013	Jun 28, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015
Qualys Inc.	$100.00	$104.45	$87.15	$113.84	$151.06	$163.21	$179.59	$181.29	$187.85	$266.60	$328.25	$284.96	$200.99	$233.69
NASDAQ Global Select Market	$100.00	$96.97	$104.81	$109.04	$120.70	$133.81	$134.37	$141.29	$144.41	$152.15	$157.37	$160.01	$148.73	$161.44
NASDAQ Computer	$100.00	$92.56	$94.63	$96.42	$107.05	$122.12	$124.02	$134.09	$140.74	$146.40	$148.28	$148.58	$141.11	$155.44
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

No shares of our common stock were repurchased during the fourth quarter of 2015.

Item 6.	Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2015 are not necessarily indicative of operating results to be expected for any other period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$164,284	$133,579	$107,962	$91,420	$76,212
Cost of revenues(1)	33,885	28,963	24,660	18,404	13,247
Gross profit	130,399	104,616	83,302	73,016	62,965
Operating expenses:
Research and development(1)	29,451	26,320	21,678	20,195	19,633
Sales and marketing(1)	49,569	48,049	42,523	37,738	31,526
General and administrative(1)	26,573	21,000	16,792	12,079	8,900
Total operating expenses	105,593	95,369	80,993	70,012	60,059
Income from operations	24,806	9,247	2,309	3,004	2,906
Other income (expense), net:
Interest expense	(6)	(9)	(43)	(192)	(204)
Interest income	570	452	375	14	14
Other expense, net	(850)	(1,077)	(600)	(247)	(512)
Total other expense, net	(286)	(634)	(268)	(425)	(702)
Income before income taxes	24,520	8,613	2,041	2,579	2,204
Provision for (benefit from) income taxes (3)	8,655	(21,631)	500	358	416
Net income	$15,865	$30,244	$1,541	$2,221	$1,788
Net income attributable to common stockholders	$15,865	$30,244	$1,539	$1,049	$399
Net income per share attributable to common stockholders: (2)
Basic	$0.47	$0.92	$0.05	$0.09	$0.08
Diluted	$0.42	$0.81	$0.04	$0.08	$0.07
Weighted-average shares used in computing net income per share attributable to common stockholders: (2)
Basic	34,050	32,979	31,914	11,891	5,053
Diluted	38,184	37,170	35,973	28,352	24,194

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$178,966	$127,218	$97,196	$118,432	$24,548
Long-term investments	43,277	39,448	35,608	—	—
Total assets	323,514	260,024	192,603	170,318	68,789
Deferred revenues, current	98,025	81,147	67,505	56,497	46,717
Deferred revenues, noncurrent	14,564	10,064	8,889	8,616	4,713
Convertible preferred stock	—	—	—	—	63,873
Total stockholders’ equity (deficit)	195,566	151,827	103,117	91,555	(64,424)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$1,250	$757	$432	$276	$143
Research and development	4,936	2,470	1,047	672	499
Sales and marketing	3,867	2,407	1,244	1,074	578
General and administrative	7,441	4,915	2,783	1,430	927
Total stock-based compensation	$17,494	$10,549	$5,506	$3,452	$2,147

(2)
See Notes 1 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted income per share attributable to common stockholders.

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

Overview

We are a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. Our core VM solution has provided a substantial majority of our revenues to date, representing 79%, 82% and 84% of total revenues in 2015, 2014 and 2013, respectively. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning and continued our expansion in 2010, launching Malware Detection Service and Qualys SECURE Seal for automated protection of websites. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring (CM) for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack. In 2015, we introduced our Cloud Agent Platform (CAP), which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. We expect that the sales of our Qualys suite of solutions, along with the newer capabilities of CM and CAP, will contribute to the continuing trend of revenue growth

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2014 grew by $18.9 million to $152.5 million during 2015, representing 114% of total revenues in 2014. We expect this trend of revenue growth from existing customers to continue.

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2015, we had over 8,800 customers in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2015, 2014 and 2013, approximately 70% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth over the past three years. Our revenues increased from $108.0 million in 2013 to $133.6 million in 2014, and reached $164.3 million in 2015, representing period-over-period increases of $25.6 million, and $30.7 million, or 24% and 23%, respectively. We generated net income of $1.5 million in 2013, $30.2 million in 2014, and $15.9 million in 2015. Net income in 2014 includes a tax benefit of $23.7 million for recognition of our U.S. federal and certain state deferred tax assets.

Key Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Year Ended December 31,

	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$56,660	$31,693	$17,427
Free cash flows	45,810	27,411	11,431

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for each of the periods presented.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$15,865	$30,244	$1,541
Other expense, net	286	634	268
Provision for (benefit from) income taxes	8,655	(21,631)	500
Depreciation and amortization of property and equipment	13,974	11,504	9,195
Amortization of intangible assets	386	393	417
Stock-based compensation	17,494	10,549	5,506
Adjusted EBITDA	$56,660	$31,693	$17,427
Percentage of revenues	34%	24%	16%

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$65,960	$41,423	$25,081
Less:
Purchases of property and equipment	(20,051)	(13,914)	(13,650)
Capitalized software development costs	(99)	(98)	—
Free cash flow	$45,810	$27,411	$11,431

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

Key Components of Results of Operations

Revenues
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based security and compliance solutions through a unified, web-based interface. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

We typically invoice our customers for the entire subscription amount at the start of the subscription term. Invoiced amounts are reflected on our consolidated balance sheets as accounts receivable or as cash when collected, and as deferred revenues until earned and recognized ratably over the subscription period. Accordingly, deferred revenues represents the amount billed to customers that has not yet been earned or recognized as revenues, pursuant to subscriptions entered into in current and prior periods.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British Pound and Indian Rupee; losses on disposal of property and equipment; and impairment of long-lived assets.

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
Our provision for income taxes in 2015 consists of income taxes for federal and certain states in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries. Our benefit from income taxes in 2014 included a tax benefit for the recognition of our U.S. federal and certain state deferred tax assets. The tax benefit was partially offset by our income tax provision for federal and certain state income taxes in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries. Our provision for income taxes in 2013 consists primarily of income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States, as we had maintained a valuation allowance on our U.S. federal and state deferred tax assets in 2013. The provision for income taxes also includes changes to unrecognized tax benefits related to uncertain tax positions.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations data:
Revenues	$164,284	$133,579	$107,962
Cost of revenues (1)	33,885	28,963	24,660
Gross profit	130,399	104,616	83,302
Operating expenses:
Research and development (1)	29,451	26,320	21,678
Sales and marketing (1)	49,569	48,049	42,523
General and administrative (1)	26,573	21,000	16,792
Total operating expenses	105,593	95,369	80,993
Income from operations	24,806	9,247	2,309
Other expense, net	(286)	(634)	(268)
Income before income taxes	24,520	8,613	2,041
Provision for (benefit from) income taxes	8,655	(21,631)	500
Net income	$15,865	$30,244	$1,541
____________________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$1,250	$757	$432
Research and development	4,936	2,470	1,047
Sales and marketing	3,867	2,407	1,244
General and administrative	7,441	4,915	2,783
Total stock-based compensation	$17,494	$10,549	$5,506

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2015	2014	2013
Revenues	100%	100%	100%
Cost of revenues	21	22	23
Gross profit	79	78	77
Operating expenses:
Research and development	18	19	20
Sales and marketing	30	36	39
General and administrative	16	16	16
Total operating expenses	64	71	75
Income from operations	15	7	2
Other expense, net	0	0	0
Income before income taxes	15	7	2
Provision for (benefit from) income taxes	5	(16)	0
Net income	10%	23%	2%

Comparison of Years Ended December 31, 2015 and 2014
Revenues

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Revenues	$164,284	$133,579	$30,705	23%

Revenues increased $30.7 million in 2015 compared to 2014. Revenues from customers existing at or prior to December 31, 2014 grew by $18.9 million to $152.5 million in 2015, representing 114% of total revenues in 2014, primarily due to increased subscriptions and purchases of additional solutions. Subscriptions from new customers added in 2015 contributed $11.8 million to the increase in revenues. Of the total increase of $30.7 million, $22.0 million was from customers in the United States and the remaining $8.7 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Cost of revenues	$33,885	$28,963	$4,922	17%
Percentage of revenues	21%	22%
Gross profit percentage	79%	78%

Cost of revenues increased $4.9 million in 2015 compared to 2014, primarily due to a $2.3 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license maintenance expense of $1.6 million; increased stock-based compensation of $0.5 million; and increased data center costs of $0.3 million to support the continued growth of our business.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Research and development	$29,451	$26,320	$3,131	12%
Percentage of revenues	18%	19%

Research and development expenses increased $3.1 million in 2015 compared to 2014, primarily due to an increase in personnel expenses of $3.2 million, due to the addition of new employees and higher stock-based compensation. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$49,569	$48,049	$1,520	3%
Percentage of revenues	30%	36%

Sales and marketing expenses increased $1.5 million in 2015 compared to 2014, primarily due to increased marketing program and trade show activities of $0.8 million due to growth of the business and introduction of new solutions; and an increase in personnel expenses of $0.6 million, principally due to higher stock-based compensation.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$26,573	$21,000	$5,573	27%
Percentage of revenues	16%	16%

General and administrative expenses increased $5.6 million in 2015 compared to 2014, primarily driven by increased personnel expenses of $2.9 million, principally due to higher stock-based compensation and the addition of new employees to support the growth of our business; increased professional services of $1.0 million to support growth and compliance with legal and regulatory requirements, including the additional requirements of the Sarbanes-Oxley Act now that we are no longer an Emerging Growth Company; and increased bad debt expense and other fees of $1.0 million.

Other Expense, Net

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other expense, net	$(286)	$(634)	$348	(55)%
Percentage of revenues	0%	0%

Other expense, net, decreased $0.3 million in 2015 compared to 2014, primarily due to lower foreign exchange losses in 2015.

Provision for (Benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$8,655	$(21,631)	$30,286	NM
Percentage of revenues	5%	(16)%

The increase in the provision for (benefit from) income taxes in 2015 compared to 2014 is primarily due to a tax benefit of $23.7 million for the recognition of our U.S. federal and certain state deferred tax assets in 2014. In the fourth quarter of 2014, management determined it was more likely than not that certain deferred tax assets were realizable, primarily due to the increased and expected sustainable profitability in our U.S. operations. The tax benefit in 2014 was partially offset by taxes on income for U.S. federal and certain state jurisdictions as well as taxes on income in foreign jurisdictions for our wholly-owned subsidiaries. The increase in the provision for tax is also due to the significant increase in income before tax of $24.5 million in 2015 compared to $8.6 million in 2014.

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
Cost of revenues increased $4.3 million in 2014 compared to 2013, primarily due to a $1.9 million increase in depreciation expenses primarily related to additional computer hardware and software for our new and existing data centers; increased personnel expenses of $0.7 million, principally driven by the addition of employees in our operations staff and higher stock-based compensation; increased third-party software maintenance expense of $0.7 million; increased consulting expense of $0.7 million; and increased data center costs of $0.3 million, driven by new data centers, expanded storage and other data center-related costs.

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
General and administrative expenses increased $4.2 million in 2014 compared to 2013, primarily due to an increase in personnel expenses of $3.0 million, including higher employee stock-based compensation, principally due to the addition of employees to support the growth of our business; increased professional services of $0.7 million; and increased bad debt expense, corporate and business taxes, and other fees of $0.4 million.

Other Expense, Net

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other expense, net	$(634)	$(268)	$(366)	137%
Percentage of revenues	0%	0%
Other expense, net increased $0.4 million in 2014 compared to 2013, primarily due to a loss on disposal of property and equipment of $0.3 million, partially offset by higher investment income of $0.1 million. Additionally, in 2013, we received proceeds of $0.2 million from a negotiated settlement that was included in other income (expense) that did not recur in 2014.
Provision for (Benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(21,631)	$500	$(22,131)	NM
Percentage of revenues	(16)%	0%
The provision for (benefit from) income taxes decreased $22.1 million in 2014 compared to 2013. The tax benefit in 2014 includes approximately $23.7 million for the recognition of our U.S. federal and certain state deferred tax assets. In the fourth quarter of 2014, management determined it was more likely than not that certain deferred tax assets were realizable, primarily due to the increased and expected sustainable profitability in our U.S. operations. The tax benefit was partially offset by taxes on income for U.S. federal and certain state jurisdictions as well as taxes on income in foreign jurisdictions for our wholly-owned subsidiaries.

Liquidity and Capital Resources

At December 31, 2015, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $222 million, including $4 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2015, 2014 and 2013. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $22 million through December 31, 2016 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$65,960	$41,423	$25,081
Cash used in investing activities	(61,348)	(14,333)	(20,675)
Cash provided by financing activities	10,582	7,093	3,077
Effect of exchange rate changes on cash and cash equivalents	—	(48)	1
Net increase in cash and cash equivalents	$15,194	$34,135	$7,484

Cash Flows from Operating Activities
In 2015, cash flows from operating activities of $66.0 million resulted primarily from our net income of approximately $15.9 million, as adjusted by an increase in deferred revenues of $21.4 million, attributable to our continued growth and an increase in subscriptions exceeding one year, and by non-cash items including depreciation and amortization expense of $14.4 million, stock-based compensation expense of $17.5 million, and net utilization of deferred income taxes of $6.6 million. These increases are partially offset by an increase in accounts receivable of $10.2 million due to the overall growth of our business.
In 2014, cash flows from operating activities of $41.4 million resulted primarily from our net income of approximately $30.2 million, as adjusted by an increase in deferred revenues of $14.8 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $11.9 million and stock-based compensation expense of $10.5 million. These increases are partially offset by an increase in accounts receivable of $4.9 million, due to the overall growth of our business and by a non-cash change in deferred tax assets of $22.6 million.
In 2013, cash flows from operating activities of $25.1 million resulted from our net income of approximately $1.5 million, as adjusted by an increase in deferred revenues of $11.3 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $9.6 million and stock-based compensation expense of $5.5 million. These increases are partially offset by an increase in accounts receivable of $4.3 million, due to the overall growth of our business.

Cash Flows from Investing Activities
In 2015, cash used in investing activities of $61.3 million was primarily attributable to $20.1 million of cash for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, there were also net purchases of investments of $41.2 million, arising from cash provided from operating activities.
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

Cash Flows from Financing Activities
In 2015, cash provided by financing activities of $10.6 million was primarily attributable to $10.1 million of proceeds from the exercise of stock options.
In 2014, cash provided by financing activities of $7.1 million was primarily attributable to $7.6 million of proceeds from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.8 million.
In 2013, cash provided by financing activities of $3.1 million was primarily attributable to proceeds of $4.1 million from the exercise of stock options, partially offset by repayments on our capital lease obligations of $1.2 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and office equipment. The following table summarizes our contractual cash obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Operating lease obligations	$8,118	$3,892	$3,321	$905
Total	$8,118	$3,892	$3,321	$905

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

Revenue Recognition
We derive revenues from subscriptions that require customers to pay a fee in order to access our cloud-based solutions. Customers generally enter into one year renewable annual subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. Customers are required to return physical scanner appliances if they do not renew their subscriptions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers’ private cloud environment. We assess the ability to separate multiple deliverables in accordance with the relevant accounting literature.
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
Income Taxes
We are subject to income taxes in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local income tax and may also be subject to U.S. income tax.
Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision for (benefit from) income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for (benefit from) income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will record in the financial statements before actually preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position, or cash flows.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified.

Based on the analysis of positive and negative factors noted above, we do not have a valuation allowance against U.S. federal and certain state deferred tax assets. We believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2015 for our California deferred tax assets. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.
In the fourth quarter of 2014, we considered our increasing realized profitability in the fourth quarter, forecasted future profitability, our ability to better absorb uncertainties in future profits, and the cumulative effect of changes in the macro-economic environment surrounding the IT security industry, which ultimately resulted in increased demand for our solutions. We determined that the objective and verifiable positive evidence outweighed the negative evidence and recorded a $23.7 million tax benefit for the recognition of our U.S. federal and certain state deferred tax assets.
We recognize an income tax expense or benefit with respect to uncertain tax positions in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled after a tax examination has been completed, we must also estimate the likelihood that another taxing authority could review the respective tax position. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, the potential for interest and penalties, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.
Stock-Based Compensation
We recognize the fair value of our employee stock options and restricted stock units over the requisite service period for those awards ultimately expected to vest. The fair value of each option is estimated on date of grant using the Black-Scholes option pricing model and the fair value of each restricted stock unit is based on the fair value of our stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
Determining the appropriate fair value model and calculating the fair value of employee stock options requires the use of highly subjective assumptions, including the expected life of the stock option and stock price volatility. The assumptions used in calculating the fair value of employee stock options represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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

Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, British Pound, and Indian Rupee, the currencies of countries where we currently have our most significant international operations. A portion of our invoicing is denominated in the Euro, British Pound and Japanese Yen. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
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

Interest Rate Sensitivity
We have $222 million in cash, cash equivalents and short-term and long-term investments at December 31, 2015. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Qualys, Inc.

We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the schedule listed in the index appearing under item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualys, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Francisco, California
February 25, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Qualys, Inc.

We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
February 25, 2016

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$91,698	$76,504
Short-term investments	87,268	50,714
Accounts receivable, net of allowance of $769 and $590 at December 31, 2015 and 2014, respectively	42,325	32,993
Prepaid expenses and other current assets	7,945	6,528
Total current assets	229,236	166,739
Long-term investments	43,277	39,448
Property and equipment, net	31,329	26,618
Deferred tax assets, net	16,079	22,639
Intangible assets, net	1,360	2,001
Goodwill	317	317
Other noncurrent assets	1,916	2,262
Total assets	$323,514	$260,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,368	$5,661
Accrued liabilities	11,786	10,353
Deferred revenues, current	98,025	81,147
Total current liabilities	112,179	97,161
Deferred revenues, noncurrent	14,564	10,064
Other noncurrent liabilities	1,205	972
Total liabilities	127,948	108,197
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 34,414,631 and 33,594,285 shares issued and outstanding at December 31, 2015 and 2014, respectively	34	34
Additional paid-in capital	223,228	195,133
Accumulated other comprehensive income (loss)	(211)	10
Accumulated deficit	(27,485)	(43,350)
Total stockholders’ equity	195,566	151,827
Total liabilities and stockholders’ equity	$323,514	$260,024

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$164,284	$133,579	$107,962
Cost of revenues	33,885	28,963	24,660
Gross profit	130,399	104,616	83,302
Operating expenses:
Research and development	29,451	26,320	21,678
Sales and marketing	49,569	48,049	42,523
General and administrative	26,573	21,000	16,792
Total operating expenses	105,593	95,369	80,993
Income from operations	24,806	9,247	2,309
Other income (expense), net:
Interest expense	(6)	(9)	(43)
Interest income	570	452	375
Other expense, net	(850)	(1,077)	(600)
Total other expense, net	(286)	(634)	(268)
Income before income taxes	24,520	8,613	2,041
Provision for (benefit from) income taxes	8,655	(21,631)	500
Net income	$15,865	$30,244	$1,541
Net income attributable to common stockholders	$15,865	$30,244	$1,539
Net income per share attributable to common stockholders:
Basic	$0.47	$0.92	$0.05
Diluted	$0.42	$0.81	$0.04
Weighted average shares used in computing net income per share attributable to common stockholders:
Basic	34,050	32,979	31,914
Diluted	38,184	37,170	35,973

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$15,865	$30,244	$1,541
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	(202)	—	38
Less: reclassification adjustment for net realized gain included in net income	(19)	(28)	(8)
Net change, net of tax	(221)	(28)	30
Other comprehensive income (loss), net	(221)	(28)	30
Comprehensive income	$15,644	$30,216	$1,571

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$15,865	$30,244	$1,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,360	11,897	9,612
Bad debt expense	851	470	307
Loss on disposal of property and equipment	5	324	12
Stock-based compensation	17,494	10,549	5,506
Amortization of premiums and accretion of discounts on investments	594	565	282
Excess tax benefits from stock-based compensation	(487)	(259)	(150)
Impairment of intangible assets	255	—	—
Deferred income taxes	6,564	(22,599)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(10,183)	(4,882)	(4,343)
Prepaid expenses and other assets	(1,011)	(3,456)	610
Accounts payable	(3,293)	2,332	(100)
Accrued liabilities	3,339	1,622	437
Deferred revenues	21,378	14,817	11,281
Other noncurrent liabilities	229	(201)	152
Net cash provided by operating activities	65,960	41,423	25,081
Cash flows from investing activities:
Purchases of investments	(146,707)	(157,660)	(145,263)
Sales and maturities of investments	105,509	157,339	138,124
Purchases of property and equipment	(20,051)	(13,914)	(13,650)
Capitalized software development costs	(99)	(98)	—
Release of restricted cash	—	—	114
Net cash used in investing activities	(61,348)	(14,333)	(20,675)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,095	7,639	4,073
Proceeds from early exercise of stock options	—	—	40
Excess tax benefits from stock-based compensation	487	259	150
Principal payments under capital lease obligations	—	(805)	(1,186)
Net cash provided by financing activities	10,582	7,093	3,077
Effect of exchange rate changes on cash and cash equivalents	—	(48)	1
Net increase in cash and cash equivalents	15,194	34,135	7,484
Cash and cash equivalents at beginning of period	76,504	42,369	34,885
Cash and cash equivalents at end of period	$91,698	$76,504	$42,369
Supplemental disclosures of cash flow information
Cash paid for interest expense	$6	$9	$43
Cash paid for income taxes, net of refunds	995	347	390
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	—	1,399	487
Vesting of early exercised common stock options	19	47	262

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2012	31,420,028	$31	$166,651	$8	$(75,135)	$91,555
Net income	—	—	—	—	1,541	1,541
Change in unrealized gain (loss) on investments	—	—	—	30	—	30
Issuance of common stock upon exercise of stock options	952,871	1	4,072	—	—	4,073
Vesting of early exercised common stock options	—	—	262	—	—	262
Excess tax benefits from stock-based compensation	—	—	150	—	—	150
Repurchase of unvested early exercised stock options	(500)	—	—	—	—	—
Issuance of common stock in exchange for services	2,900	—	41	—	—	41
Stock-based compensation	—	—	5,465	—	—	5,465
Balances at December 31, 2013	32,375,299	32	176,641	38	(73,594)	103,117
Net income	—	—	—	—	30,244	30,244
Change in unrealized gain (loss) on investments	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options	1,216,710	2	7,637	—	—	7,639
Vesting of early exercised common stock options	—	—	47	—	—	47
Excess tax benefits from stock-based compensation	—	—	259	—	—	259
Repurchase of unvested early exercised stock options	(125)	—	—	—	—	—
Issuance of common stock in exchange for services	2,401	—	50	—	—	50
Stock-based compensation	—	—	10,499	—	—	10,499
Balances at December 31, 2014	33,594,285	34	195,133	10	(43,350)	151,827
Net income	—	—	—	—	15,865	15,865
Change in net unrealized gain (loss) on investments	—	—	—	(221)	—	(221)
Issuance of common stock upon exercise of stock options	807,846	—	10,095	—	—	10,095
Issuance of common stock upon vesting of restricted stock units	12,500	—	—	—	—	—
Vesting of early exercised common stock options	—	—	19	—	—	19
Excess tax benefits from stock-based compensation	—	—	487	—	—	487
Stock-based compensation	—	—	17,494	—	—	17,494
Balances at December 31, 2015	34,414,631	$34	$223,228	$(211)	$(27,485)	$195,566
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”) was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Redwood City, California and has majority-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

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
Certain prior year amounts related to income taxes have been reclassified to conform to the current year presentation related to Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The Company adopted this standard retrospectively. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity, income from operations or net income.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, stock-based compensation and the provision for income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying consolidated financial statements.

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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of December 31, 2015 and 2014, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents, Short-Term and Long-Term Investments
Cash and cash equivalents include cash held in banks, highly liquid money market funds, commercial paper, and fixed-income U.S. government agency securities, all with original maturities of three months or less when acquired. The Company’s investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument's underlying contractual maturity date.
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

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2015, the Company has not written down any of its long-lived assets as a result of impairment.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2015 and concluded there was no impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment in 2015 and concluded that as of December 31, 2015, there was an impairment of certain indefinite-lived intangible assets.

If the qualitative assessment indicates there is more than a 50% likelihood that the fair value is less than the carrying amount, the Company would perform a two-step test. In the first step, the carrying value of the reporting unit or intangible asset is compared to its estimated fair value. If the estimated fair value is less than the carrying value, then potential impairment exists. In the second step, for goodwill, the Company calculates the amount of any impairment by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. For indefinite-lived intangible assets, the Company performs the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. In 2015, the Company determined there was an impairment of certain indefinite-lived intangible assets and recorded a write-off of $0.3 million, recorded in other expense, net.

Certain other intangible assets acquired are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist. The Company’s intangible assets are comprised primarily of existing technology, patent license, and non-competition agreements and are amortized over periods ranging from three to fourteen years on a straight-line basis. As of December 31, 2015, the Company has not written down any of these intangible assets as a result of impairment.

Software Development Costs
The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other consulting expenses. During each of the years ended December 31, 2015 and 2014, the Company capitalized software development costs of $0.1 million. Total capitalized development costs are $0.4 million and $0.3 million at December 31, 2015 and 2014, respectively, and the related accumulated amortization is $0.3 million at December 31, 2015 and 2014.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, primarily cash and accounts receivable. These contracts are recorded

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2015, the Company had two outstanding forward contracts with notional amounts of 6.1 million Euros and 2.6 million British Pounds, which expired on January 31, 2016. At December 31, 2014, the Company had two outstanding forward contracts with notional amounts of 6.0 million Euros and 2.1 million British Pounds, which expired on January 31, 2015. These forward contracts were entered into as of December 31, 2015 and 2014, respectively, and thus the fair value of the contracts was $0 at both December 31, 2015 and 2014. In 2015, the Company recorded a net gain of $0.6 million from forward contracts, which was offset by foreign currency transaction losses of $1.0 million for the year. In 2014, the Company recorded a net gain of $0.7 million from forward contracts, which was offset by foreign currency transaction losses of $1.4 million for the year. These derivatives did not meet the criteria to be designated as hedges.

Stock-Based Compensation
The Company recognizes the fair value of its employee stock options and restricted stock units (RSUs) over the requisite service period for those awards ultimately expected to vest. The fair value of each option is estimated on date of grant using the Black-Scholes option pricing model and the fair value of each restricted stock unit is based on the fair value of the Company's stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Option grants to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes option-pricing model and the expense is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Customers generally enter into one year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its Qualys Cloud Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. The Company incurred advertising costs of $6.1 million, $5.3 million, and $4.2 million for 2015, 2014 and 2013, respectively.

Income Taxes
The Company provides for the effect of income taxes in its consolidated financial statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryovers, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision (benefit) for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against its deferred tax assets. The Company's judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), its interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company's judgments also include anticipating the tax positions the Company will record in the consolidated financial statements before actually preparing and filing the tax returns. The Company's estimates and assumptions may differ from the actual results as reflected in its income tax returns and the Company records the required adjustments when they are identified or resolved. Changes in the Company's business, tax laws or the Company's interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company's results of operations, financial position, or cash flows.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, the Company takes into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified.
The Company applies a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions. The Company only recognizes an income tax expense or benefit with respect to uncertain tax positions in its financial statements that the Company judges is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, the Company must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

threshold, then the Company must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled after a tax examination has been completed, the Company must also estimate the likelihood that another taxing authority could review the respective tax position. The Company must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of the Company's disclosures in its financial statements. The Company must reevaluate its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale investments, net of tax, which are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are remeasured at average exchange rates during the period. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction losses of $0.4 million $0.7 million and $0.7 million during 2015, 2014 and 2013, respectively.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. In computing diluted net income attributable to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which comprise of outstanding stock options. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU to defer the effective date of ASU 2014-09 for all entities by one year. Thus, ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized on date of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In November 2015, the FASB issued an ASU which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will only have one net non-current deferred tax asset or liability. The guidance does not change the existing requirement that allows for offsetting of deferred tax assets and liabilities within the same jurisdiction.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the new guidance is effective for public business entities in fiscal years beginning after December 15, 2016, earlier adoption is permitted for all entities as of the beginning of the current interim or annual reporting period. Furthermore, the standard permits prospective or retrospective application for all deferred tax assets and liabilities (i.e., by reclassifying the comparative balance sheet). The Company has early adopted retrospectively, and, accordingly, has applied the new guidance to its deferred taxes for the years ended December 31, 2015 and 2014. As a result of the adoption, the Company made the following adjustments to the consolidated balance sheet as of December 31, 2014: an $8.5 million decrease to current deferred tax assets and total current assets; and an $8.5 million increase to non-current deferred tax assets.

NOTE 2.	Fair Value of Financial Instruments

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,372	$—	$—	$61,372
Money market funds	3,980	—	—	3,980
U.S. government agencies	8,999	1	—	9,000
Commercial paper	17,345	1	—	17,346
Total	91,696	2	—	91,698
Short-term investments:
Commercial paper	10,447	1	—	10,448
Corporate bonds	12,448	—	(13)	12,435
U.S. government agencies	64,422	3	(40)	64,385
Total	87,317	4	(53)	87,268
Long-term investments:
Asset-backed securities	7,007	—	(18)	6,989
U.S. government agencies	32,683	—	(142)	32,541
Corporate bonds	3,751	—	(4)	3,747
Total	43,441	—	(164)	43,277
Total	$222,454	$6	$(217)	$222,243

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$36,024	$—	$—	$36,024
Money market funds	39,180	—	—	39,180
U.S. government agencies	300	—	—	300
Commercial paper	1,000	—	—	1,000
Total	76,504	—	—	76,504
Short-term investments:
Commercial paper	4,998	1	—	4,999
Corporate bonds	12,438	6	(6)	12,438
U.S. government agencies	33,280	3	(6)	33,277
Total	50,716	10	(12)	50,714
Long-term investments:
Asset-backed securities	16,092	5	(3)	16,094
U.S. government agencies	20,243	22	(10)	20,255
Corporate bonds	3,101	—	(2)	3,099
Total	39,436	27	(15)	39,448
Total	$166,656	$37	$(27)	$166,666

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$27,794	$—	$27,794
U.S. government agencies	—	105,926	—	105,926
Corporate bonds	—	16,182	—	16,182
Asset-backed securities	—	6,989	—	6,989
Total	$—	$156,891	$—	$156,891

	December 31, 2014
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$5,999	$—	$5,999
U.S. government agencies	—	53,832	—	53,832
Corporate bonds	—	15,537	—	15,537
Asset-backed securities	—	16,094	—	16,094
Total	$—	$91,462	$—	$91,462

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	December 31, 2015
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$27,794	$—	$—	$27,794
U.S. government agencies	73,385	32,541	—	105,926
Corporate bonds	12,435	3,747	—	16,182
Asset-backed securities	—	3,411	3,578	6,989
Total	$113,614	$39,699	$3,578	$156,891

	December 31, 2014
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$5,999	$—	$—	$5,999
U.S. government agencies	33,577	20,255	—	53,832
Corporate bonds	12,438	3,099	—	15,537
Asset-backed securities	—	7,327	8,767	16,094
Total	$52,014	$30,681	$8,767	$91,462

At December 31, 2015 and 2014, derivative financial instruments, consisting of foreign currency forward contracts, were valued at $0 as the contracts were entered into on the last day of the respective reporting periods. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	December 31,
	2015	2014
	(in thousands)
Computer equipment	$48,192	$35,576
Computer software	12,484	10,899
Furniture, fixtures and equipment	2,804	2,931
Scanner appliances	22,627	19,861
Leasehold improvements	3,367	2,622
Total property and equipment	89,474	71,889
Less: accumulated depreciation and amortization	(58,145)	(45,271)
Property and equipment, net	$31,329	$26,618

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $8.4 million and $6.0 million at December 31, 2015 and 2014, respectively, including assets that have not been placed in service of $1.4 million and $1.4 million, respectively. Other fixed assets not placed in service at December 31, 2015 and 2014, included in computer equipment and leasehold improvements, were $4.3 million and $2.8 million, respectively. Depreciation and amortization expense relating to property and equipment was $13.9 million, $11.5 million and $9.2 million for 2015, 2014 and 2013, respectively.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			December 31,
			2015		2014
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,456)	$454	$(1,183)	$727
Patent license	14 years	1,388	(522)	866	(422)	966
Non-competition agreements and other	3 years	171	(171)	—	(158)	13
Total intangibles subject to amortization		$3,469	$(2,149)	1,320	$(1,763)	1,706
Intangible assets not subject to amortization				40		295
Total intangible assets, net				$1,360		$2,001

Intangibles amortization expense for each of 2015, 2014 and 2013 was $0.4 million. In 2015, the Company wrote off $0.3 million related to the impairment of certain intangible assets that were not subject to amortization.

As of December 31, 2015, the Company expects amortization expense in future periods to be as follows (in thousands):

2016	$373
2017	282
2018	100
2019	100
2020	100
2021 and thereafter	365
Total expected future amortization expense	$1,320

Goodwill, which is not subject to amortization, totaled $0.3 million as of December 31, 2015 and 2014.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.	Commitments and Contingencies

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2020.

The following are the minimum annual lease payments due under operating leases at December 31, 2015 (in thousands):

2016	$3,892
2017	2,377
2018	944
2019	566
2020	339
Total minimum lease payments	$8,118

Rent expense was $6.6 million, $6.2 million and $5.4 million for 2015, 2014 and 2013, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2015 and 2014, the Company has accrued $0.5 million of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At December 31, 2015, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.	Stockholders' Equity

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2015:

Options and RSUs outstanding under equity incentive plans
2000 Equity Incentive Plan (1)	3,527,674
2012 Equity Incentive Plan (1)	4,098,884
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan (1)	1,618,861
Total shares reserved for future issuance	9,245,419
(1) See Note 7 for a description of these plans.

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2015 and 2014, there are no issued or outstanding shares of preferred stock.

NOTE 7.	Employee Stock and Benefit Plans

Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the 2012 Plan) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares equivalent to up to 6,348,478 shares of common stock as of December 31, 2015. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2015, 1,618,861 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the 2000 Plan), the Company was authorized to grant to eligible participants either ISOs or NSOs. The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of up to four years, with a maximum term of ten years. The 2000 Plan was terminated in connection with the closing of the IPO, and accordingly, no shares are currently available for issuance under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

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

Employee Stock-based Compensation

Stock-based compensation for employee stock options is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues	$1,250	$757	$421
Research and development	4,936	2,463	1,038
Sales and marketing	3,867	2,394	1,244
General and administrative	6,325	4,217	1,842
Total stock-based employee compensation	$16,378	$9,831	$4,545

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2015, the Company had $25.2 million of total unrecognized employee compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.3 years.
The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended December 31,
	2015	2014	2013
Expected term (in years)	4.9 to 5.9	5.3 to 5.9	5.4 to 6.1
Volatility	45% to 48%	48% to 52%	52% to 53%
Risk-free interest rate	1.3% to 1.7%	1.5% to 1.7%	0.7% to 1.5%
Dividend yield	—	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.6 million, $0.7 million and $0.9 million for 2015, 2014 and 2013, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2012	6,513,508	$4.39	6.6	$67,711
Granted	2,001,400	15.78
Exercised	(952,871)	4.32
Canceled	(522,944)	10.71
Balance as of December 31, 2013	7,039,093	7.17	6.5	112,312
Granted	2,744,150	26.16
Exercised	(1,216,710)	6.28
Canceled	(961,126)	16.91
Balance as of December 31, 2014	7,605,407	12.93	6.5	188,743
Granted	1,526,450	39.50
Exercised	(807,846)	12.50
Canceled	(744,953)	27.67
Balance as of December 31, 2015	7,579,058	16.88	5.9	131,345
Vested and expected to vest—December 31, 2015	7,111,282	15.69	5.7	130,208
Exercisable—December 31, 2015	5,195,339	9.78	4.8	121,098

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the outstanding and vested stock options at December 31, 2015:

	Outstanding			Vested
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$1.40 - $1.40	156,259	$1.40	0.5	156,259	$1.40
$1.90 - $1.90	940,082	1.90	1.1	940,082	1.90
$2.10 - $2.80	415,220	2.63	2.9	415,220	2.63
$3.80 - $3.80	1,117,235	3.80	3.9	1,117,235	3.80
$4.10 - $8.90	868,867	6.16	5.4	842,958	6.08
$9.40 - $16.68	786,624	13.13	6.9	606,364	12.95
$19.26 - $26.86	1,156,772	24.00	8.1	575,066	23.69
$30.58 - $30.58	827,997	30.58	8.7	423,645	30.58
$34.97 - $37.28	824,344	36.31	8.7	14,381	37.18
$40.68 - $52.14	485,658	45.13	8.9	75,635	41.39
	7,579,058	16.88	5.9	5,166,845	9.79

The weighted-average grant date fair value of the Company’s stock options granted during 2015, 2014 and 2013 was $16.51, $12.07 and $7.62, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2015, 2014 and 2013 was $25.2 million, $33.1 million and $15.2 million, respectively.
The intrinsic value of options exercised was $22.7 million, $25.7 million and $11.1 million during 2015, 2014 and 2013, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock
The terms and conditions of RSUs and RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

During 2015, the Company granted 60,000 units of restricted stock with a grant date fair value of $37.28. The Company did not issue restricted stock units in 2014 and 2013. The Company recorded compensation expense of $0.5 million in 2015. During 2015, 12,500 units were vested and released, and there were no cancellations or forfeitures. The restricted stock units outstanding and expected to vest as of December 31, 2015 is 47,500 units.

As of December 31, 2015, the Company has $1.8 million of unrecognized compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 1.6 years.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.	Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Foreign exchange losses	$(444)	$(664)	$(679)
Other income (expense)	(406)	(413)	79
Other expense, net	$(850)	$(1,077)	$(600)

NOTE 9.	Income Taxes
The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$22,540	$7,384	$947
Foreign	1,980	1,229	1,094
Income before income taxes	$24,520	$8,613	$2,041
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current
Federal	$115	$—	$(40)
State	1,041	317	154
Foreign	693	651	452
Total current provision	1,849	968	566
Deferred
Federal	7,115	(22,184)	6
State	(247)	(433)	—
Foreign	(62)	18	(72)
Total deferred provision (benefit)	6,806	(22,599)	(66)
Total provision for (benefit from) income taxes	$8,655	$(21,631)	$500

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	34.0%
State taxes	2.2	1.4	5.1
Stock-based compensation	0.5	1.3	9.1
Foreign source income	0.6	3.9	1.9
Change in valuation allowance	1.3	(270.5)	(28.4)
Incremental federal rate benefit previously not recognized	—	(7.0)	—
Federal and state research and development credit	(3.9)	(11.3)	—
Other	(0.4)	(3.9)	2.8
Provision for (benefit from) income taxes	35.3%	(251.1)%	24.5%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$1,936	$12,849
Research and development credit carryforwards	6,508	6,392
Accrued liabilities	614	583
Deferred revenues	3,838	3,291
Deferred rent	142	191
Intangible assets	246	401
Stock-based compensation	8,301	4,149
Other	1,396	903
Gross deferred tax assets	22,981	28,759
Valuation allowance	(3,303)	(3,079)
Net deferred tax assets	19,678	25,680
Deferred tax liabilities
Fixed assets	(3,599)	(3,039)
Intangible assets	—	(2)
Total deferred tax liabilities	(3,599)	(3,041)
Net deferred tax assets	$16,079	$22,639
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
In the fourth quarter of 2014, the Company recorded a $23.7 million tax benefit for the recognition of its U.S. federal and certain state deferred tax assets, primarily due to the increased and expected sustainable profitability in its U.S. operations. In reaching this conclusion, management considered the Company's increasing realized profitability in the fourth quarter of 2014, forecasted future profitability, its ability to better absorb uncertainties in future profits, and the cumulative effect of changes in the macro-economic environment surrounding the IT security industry, which ultimately resulted in increased demand for its solutions.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes it is more likely than not that its California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, the Company continues to record the valuation allowance of $3.3 million as of December 31, 2015 for its California deferred tax assets During the year ended December 31, 2015, the valuation allowance had increased by $0.2 million to $3.3 million.
At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $35.6 million and $4.8 million respectively, available to reduce federal and state taxable income. The excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for federal and state are $30.8 million and $0.2 million, respectively. The Company’s federal net operating losses expire in the years 2022 to 2035, and its state net operating losses expire from 2016 to 2035. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2015, the Company had federal and state research and development credits of $5.0 million and $5.7 million, respectively. Federal research and development credits expire in the years 2023 to 2035. State research and development credits do not expire.
U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for non-U.S. subsidiaries. The Company intends to continue to reinvest the earnings of these foreign subsidiaries indefinitely. The Company’s share of undistributed earnings of foreign subsidiaries that could be subject to additional U.S. income tax if remitted was approximately $8.7 million and $6.8 million as of December 31, 2015 and 2014, respectively. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution would potentially be subject to withholding taxes at rates applicable to that jurisdiction.
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
A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefits beginning balance	$3,330	$3,255	$2,647
Gross increase for tax positions of prior years	20	—	241
Gross decrease for tax positions of prior years	(171)	(127)	—
Gross increase for tax positions of current year	418	332	446
Lapse of statute of limitations	(91)	(130)	(79)
Total unrecognized tax benefits	$3,506	$3,330	$3,255
The unrecognized tax benefits, if recognized, would impact the income tax provision by $2.1 million, $2.1 million and $1.0 million as of December 31, 2015, 2014 and 2013, respectively.
The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2015, 2014 and 2013.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2010 to 2015 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of France which remains open to examination for the 2012 through 2015 tax years only. As of December 31, 2015, the Company was not under examination by the Internal Revenue Service or any state tax jurisdictions.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A retroactive and permanent reinstatement of the federal research and development tax credit was signed into law on December 18, 2015 in accordance with the Protecting Americans from Tax Hikes Act of 2015. The Company recorded a 2015 federal research and development credit of $0.6 million, net of reserves, in the fourth quarter of 2015. The California research and development credit estimated for 2015, net of reserves, is $0.5 million.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$115,384	$93,425	$75,485
Foreign	48,900	40,154	32,477
Total revenues	$164,284	$133,579	$107,962

Property and equipment, net, by geographic area, are as follows:

	December 31,
	2015	2014
	(in thousands)
United States	$25,623	$23,650
Foreign	5,706	2,968
Total property and equipment, net	$31,329	$26,618

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.	Net Income Per Share Attributable to Common Stockholders

The computations for basic and diluted net income per share attributable to common stockholders are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net income	$15,865	$30,244	$1,541
Net income attributable to participating securities	—	—	(2)
Net income attributable to common stockholders - basic	15,865	30,244	1,539
Net income attributable to common stockholders - diluted	$15,865	$30,244	$1,539
Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders - basic	34,050	32,979	31,914
Effect of potentially dilutive securities:
Common stock options	4,134	4,191	4,059
Weighted-average shares used in computing net income per share attributable to common stockholders - diluted	38,184	37,170	35,973
Net income per share attributable to common stockholders
Basic	$0.47	$0.92	$0.05
Diluted	$0.42	$0.81	$0.04

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Common stock options	1,582	1,689	952

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.	Quarterly Financial Information (Unaudited)
The following table sets forth unaudited consolidated statements of operations data for each of the quarters in the two-year period ended December 31, 2015. The unaudited quarterly consolidated statements of operations data set forth below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflect all necessary adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of such data. Historical results are not necessarily indicative of the results for the full year or any other period. This data should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Mar. 31, 2014	Jun. 30, 2014	Sep. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	Jun. 30, 2015	Sep. 30, 2015	Dec. 31, 2015
	(unaudited)
	(in thousands, except per share data)
Revenues	$30,356	$32,302	$34,348	$36,573	$37,493	$39,877	$42,469	$44,445
Cost of revenues	6,846	7,175	7,421	7,521	7,964	8,157	8,762	9,002
Gross profit	23,510	25,127	26,927	29,052	29,529	31,720	33,707	35,443
Operating expenses:
Research and development	6,404	6,411	6,490	7,015	7,150	7,205	7,564	7,532
Sales and marketing	12,492	11,845	11,774	11,938	11,443	12,776	12,282	13,068
General and administrative	4,875	5,081	5,156	5,888	6,016	6,427	6,983	7,147
Total operating expenses	23,771	23,337	23,420	24,841	24,609	26,408	26,829	27,747
Income (loss) from operations	(261)	1,790	3,507	4,211	4,920	5,312	6,878	7,696
Other income (expense), net	12	41	(119)	(568)	(77)	128	(154)	(183)
Income (loss) before income taxes	(249)	1,831	3,388	3,643	4,843	5,440	6,724	7,513
Provision for (benefit from) income taxes(1)	182	174	283	(22,270)	1,841	2,124	2,601	2,089
Net income (loss)	$(431)	$1,657	$3,105	$25,913	$3,002	$3,316	$4,123	$5,424
Net income (loss) per share:
Basic	$(0.01)	$0.05	$0.09	$0.77	$0.09	$0.10	$0.12	$0.16
Diluted	$(0.01)	$0.04	$0.08	$0.69	$0.08	$0.09	$0.11	$0.14

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2015	$590	$851	$(672)	$769
Year Ended December 31, 2014	$389	$470	$(269)	$590
Year Ended December 31, 2013	$331	$307	$(249)	$389

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on February 26, 2016.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman, President and Chief Executive Officer (principal executive officer)	February 26, 2016
Philippe F. Courtot

/s/ DONALD C. McCAULEY	Chief Financial Officer (principal financial and accounting officer)	February 26, 2016
Donald C. McCauley

/s/ SANDRA E. BERGERON	Director	February 26, 2016
Sandra E. Bergeron

/s/ DONALD R. DIXON	Director	February 26, 2016
Donald R. Dixon

/s/ JEFFREY P. HANK	Director	February 26, 2016
Jeffrey P. Hank

/s/ TODD P. HEADLEY	Director	February 26, 2016
Todd P. Headley

/s/ GENERAL PETER PACE	Director	February 26, 2016
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 26, 2016
Kristi M. Rogers

/s/ HOWARD A. SCHMIDT	Director	February 26, 2016
Howard A. Schmidt

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Amended and Restated Investor Rights Agreement, by and among Qualys, Inc. and the investors party thereto, dated July 12, 2005.		S-1	333-182027	4.2	June 8, 2012

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*	Offer Letter, between Qualys, Inc. and Donald C. McCauley, dated February 7, 2006, as amended.		S-1	333-182027	10.6	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.8*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.1	August 10, 2012

10.9	Lease Agreement, between Qualys, Inc. and Westport Office Park, LLC, dated July 11, 2006, as amended August 10, 2007, May 20, 2010 and December 5, 2011.		S-1	333-182027	10.11	June 8, 2012

10.10*	2011 Corporate Bonus Plan.		S-1	333-182027	10.12	June 8, 2012

10.11*	2012 Corporate Bonus Plan.		S-1	333-182027	10.13	June 8, 2012

10.12	Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.13†	Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.14†	Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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