Form 10-Q
period 2016-03-31
QUALYS, INC.
filed 2016-05-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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
The number of shares of the Registrant's common stock outstanding as of April 30, 2016 was 34,920,134.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$112,471	$91,698
Short-term investments	93,238	87,268
Accounts receivable, net of allowance of $800 and $769 as of March 31, 2016 and December 31, 2015, respectively	42,414	42,325
Prepaid expenses and other current assets	7,448	7,945
Total current assets	255,571	229,236
Long-term investments	34,614	43,277
Property and equipment, net	31,786	31,329
Deferred tax assets, net	17,165	16,079
Intangible assets, net	1,267	1,360
Goodwill	317	317
Other noncurrent assets	1,942	1,916
Total assets	$342,662	$323,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,393	$2,368
Accrued liabilities	11,513	11,786
Deferred revenues, current	101,557	98,025
Total current liabilities	117,463	112,179
Deferred revenues, noncurrent	13,092	14,564
Other noncurrent liabilities	1,611	1,205
Total liabilities	132,166	127,948
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 34,882,368 and 34,414,631 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	35	34
Additional paid-in capital	233,133	223,228
Accumulated other comprehensive income (loss)	30	(211)
Accumulated deficit	(22,702)	(27,485)
Total stockholders’ equity	210,496	195,566
Total liabilities and stockholders’ equity	$342,662	$323,514

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$46,248	$37,493
Cost of revenues	9,416	7,964
Gross profit	36,832	29,529
Operating expenses:
Research and development	7,834	7,150
Sales and marketing	13,933	11,443
General and administrative	7,468	6,016
Total operating expenses	29,235	24,609
Income from operations	7,597	4,920
Other income (expense), net:
Interest expense	(13)	—
Interest income	250	101
Other expense, net	(69)	(178)
Total other income (expense), net	168	(77)
Income before income taxes	7,765	4,843
Provision for income taxes	2,982	1,841
Net income	$4,783	$3,002
Net income per share:
Basic	$0.14	$0.09
Diluted	$0.13	$0.08
Weighted average shares used in computing net income per share:
Basic	34,619	33,775
Diluted	37,838	38,235

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$4,783	$3,002
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	229	29
Less: reclassification adjustment for net realized gain (loss) included in net income	12	(4)
Net change, net of tax	241	25
Other comprehensive income, net	241	25
Comprehensive income	$5,024	$3,027

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,783	$3,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,834	3,182
Bad debt expense	80	175
Loss on disposal of property and equipment	—	4
Stock-based compensation	4,697	3,875
Amortization of premiums and accretion of discounts on investments	208	168
Excess tax benefits from stock-based compensation	(3,095)	(91)
Deferred income taxes	(1,086)	1,362
Changes in operating assets and liabilities:
Accounts receivable	(169)	(5,914)
Prepaid expenses and other assets	573	(670)
Accounts payable	2,026	(3,609)
Accrued liabilities	2,822	1,690
Deferred revenues	2,059	6,782
Other noncurrent liabilities	406	70
Net cash provided by operating activities	17,138	10,026
Cash flows from investing activities:
Purchases of investments	(49,450)	(31,781)
Sales and maturities of investments	52,176	25,977
Purchases of property and equipment	(4,181)	(6,148)
Capitalized software development costs	(118)	(99)
Net cash used in investing activities	(1,573)	(12,051)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,113	3,448
Excess tax benefits from stock-based compensation	3,095	91
Net cash provided by financing activities	5,208	3,539
Net increase in cash and cash equivalents	20,773	1,514
Cash and cash equivalents at beginning of period	91,698	76,504
Cash and cash equivalents at end of period	$112,471	$78,018

Non-cash investing and financing activities:
Vesting of early exercised common stock options	$—	$6

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three month periods ended March 31, 2016 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2016 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of March 31, 2016 and December 31, 2015, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Software Development Costs

The Company capitalizes qualifying software costs developed or obtained for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other consulting expenses. Total capitalized development costs are $0.6 million and $0.4 million at March 31, 2016 and December 31, 2015, respectively.

Recent Accounting Pronouncements

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recognized on date of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2015, the FASB issued an ASU amending existing guidance which clarifies that software licenses contained in a cloud computing arrangement should be capitalized if the customer has the right to take possession of the software and the ability to run the software outside of the cloud computing arrangement. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract under existing guidelines. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. The Company adopted this ASU as of January 1, 2016, which had no impact on its consolidated financial statements.

In January 2016, the FASB issued an ASU that will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued an ASU which requires, among other things, lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. In addition, the ASU requires disclosing key information about leasing arrangements. This guidance supersedes existing lease guidance and is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued an ASU intended to simplify and improve various aspects related to how employee-share based payment transactions are accounted for and presented in the financial statements. The ASU addresses income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$69,001	$—	$—	$69,001
Money market funds	31,872	—	—	31,872
Commercial paper	11,597	1	—	11,598
Total	112,470	1	—	112,471
Short-term investments:
Commercial paper	6,823	6	—	6,829
Corporate bonds	12,370	1	(2)	12,369
Asset-backed securities	678	—	—	678
U.S. government agencies	73,357	23	(18)	73,362
Total	93,228	30	(20)	93,238
Long-term investments:
Asset-backed securities	5,987	2	(5)	5,984
U.S. government agencies	24,016	30	(15)	24,031
Corporate bonds	4,592	11	(4)	4,599
Total	34,595	43	(24)	34,614
Total	$240,293	$74	$(44)	$240,323

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,372	$—	$—	$61,372
Money market funds	3,980	—	—	3,980
U.S. government agencies	8,999	1	—	9,000
Commercial paper	17,345	1	—	17,346
Total	91,696	2	—	91,698
Short-term investments:
Commercial paper	10,447	1	—	10,448
Corporate bonds	12,448	—	(13)	12,435
U.S. government agencies	64,422	3	(40)	64,385
Total	87,317	4	(53)	87,268
Long-term investments:
Asset-backed securities	7,007	—	(18)	6,989
U.S. government agencies	32,683	—	(142)	32,541
Corporate bonds	3,751	—	(4)	3,747
Total	43,441	—	(164)	43,277
Total	$222,454	$6	$(217)	$222,243

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	March 31, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$18,427	$—	$18,427
U.S. government agencies	—	97,393	—	97,393
Corporate bonds	—	16,968	—	16,968
Asset-backed securities	—	6,662	—	6,662
Total	$—	$139,450	$—	$139,450

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$27,794	$—	$27,794
U.S. government agencies	—	105,926	—	105,926
Corporate bonds	—	16,182	—	16,182
Asset-backed securities	—	6,989	—	6,989
Total	$—	$156,891	$—	$156,891

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	March 31, 2016
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$18,427	$—	$—	$18,427
U.S. government agencies	73,362	24,031	—	97,393
Corporate bonds	16,968	—	—	16,968
Asset-backed securities	678	1,193	4,791	6,662
Total	$109,435	$25,224	$4,791	$139,450

	December 31, 2015
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$27,794	$—	$—	$27,794
U.S. government agencies	73,385	32,541	—	105,926
Corporate bonds	12,435	3,747	—	16,182
Asset-backed securities	—	3,411	3,578	6,989
Total	$113,614	$39,699	$3,578	$156,891

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

At March 31, 2016, the Company had two outstanding forward contracts with notional amounts of 6.9 million Euros and 4.2 million British Pounds, which expired on April 30, 2016. At December 31, 2015, the Company had two outstanding forward contracts with notional amounts of 6.1 million Euros and 2.6 million British Pounds, which expired on January 31, 2016. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at March 31, 2016 and December 31, 2015. The Company recorded a loss of $0.4 million from these forward contracts, which offset other foreign currency transaction gains of $0.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company recorded a gain of $0.8 million from these forward contracts, which were more than offset by other foreign currency transaction losses of $0.9 million. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$50,788	$48,192
Computer software	12,916	12,484
Furniture, fixtures and equipment	2,908	2,804
Scanner appliances	23,487	22,627
Leasehold improvements	3,571	3,367
Total property and equipment	93,670	89,474
Less: accumulated depreciation and amortization	(61,884)	(58,145)
Property and equipment, net	$31,786	$31,329

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $9.0 million and $8.4 million at March 31, 2016 and December 31, 2015, respectively, including assets that have not been placed in service of $1.6 million and $1.4 million, respectively. Other fixed assets not placed in service at March 31, 2016 and December 31, 2015, included in computer equipment and leasehold improvements, are approximately $5.4 million and $4.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $3.7 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology and patent license acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			March 31, 2016		December 31, 2015
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,524)	$386	$(1,456)	$454
Patent license	14 years	1,388	(547)	841	(522)	866
Total intangibles subject to amortization		$3,298	$(2,071)	1,227	$(1,978)	1,320
Intangible assets not subject to amortization				40		40
Total intangible assets, net				$1,267		$1,360

Intangibles amortization expense was $0.1 million for the three months ended March 31, 2016 and 2015.

As of March 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2016	$280
2017	282
2018	100
2019	100
2020	100
2021 and thereafter	365
Total expected future amortization expense	$1,227

Goodwill, which is not subject to amortization, totaled $0.3 million as of March 31, 2016 and December 31, 2015.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2022.

The following are the minimum annual lease payments due under operating leases at March 31, 2016 (in thousands):

Remainder of 2016	$3,169
2017	2,782
2018	1,296
2019	873
2020	647
2021 and thereafter	398
Total minimum lease payments	$9,165

Rent expense was $1.7 million and $1.6 million the three months ended March 31, 2016 and 2015, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of March 31, 2016 and December 31, 2015, the Company has accrued $0.5 million of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At March 31, 2016, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 8,069,184 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2016, 3,075,341 shares were available for grant under the 2012 Plan.

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

Stock Options
Employee Stock-based Compensation

Stock-based compensation for employee option awards is included in the condensed consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cost of revenues	$379	$328
Research and development	1,295	1,152
Sales and marketing	1,249	811
General and administrative	1,586	1,471
Total employee stock-based compensation	$4,509	$3,762

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of March 31, 2016, the Company had $23.1 million of total unrecognized employee compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 2.5 years.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected term (in years)	5.0 to 5.9	4.9 to 5.9
Volatility	45%	47% to 48%
Risk-free interest rate	1.3%	1.3%
Dividend yield	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation expense was minimal and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2015	7,579,058	$16.88	5.9	$131,345
Granted	549,700	$25.17
Exercised	(462,737)	$4.57
Canceled	(258,628)	$32.69
March 31, 2016	7,407,393	$17.71	5.8	$77,955
Vested and expected to vest - March 31, 2016	6,851,379	$16.57	5.5	$77,676
Exercisable - March 31, 2016	5,074,374	$11.54	4.9	$76,024

Restricted Stock

The terms and conditions of RSUs and RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Fair Value

December 31, 2015	47,500	$37.28
Granted	14,142	$25.17
Released	(5,000)	$37.28
Canceled	(42,500)	$37.28
March 31, 2016	14,142	$25.17
Outstanding and expected to vest	14,142	$25.17

The Company recorded compensation expense of $0.2 million for the three months ended March 31, 2016. The Company did not record compensation expense for RSUs in the three months ended March 31, 2015.

As of March 31, 2016, the Company has $0.4 million of unrecognized compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.9 years.

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Foreign exchange losses	$(31)	$(151)
Other income (expense)	(38)	(27)
Other income (expense), net	$(69)	$(178)

NOTE 8.	Income Taxes

The Company recorded an income tax provision of $3.0 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate was approximately 38.4 % and 38.0% for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company had unrecognized tax benefits of $4.0 million, of which $2.4 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2015, the Company had unrecognized tax benefits of $3.5 million, of which $2.1 million, if recognized, would favorably impact the Company's effective tax rate.

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

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
United States	$32,689	$26,341
Foreign	13,559	11,152
Total revenues	$46,248	$37,493

Property and equipment, net, by geographic area, are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
United States	$25,736	$25,623
Foreign	6,050	5,706
Total property and equipment, net	$31,786	$31,329

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income	$4,783	$3,002
Denominator:
Weighted-average shares used in computing net income per share:
Basic	34,619	33,775
Effect of potentially dilutive securities:
Common stock options	3,219	4,460
Diluted	37,838	38,235
Net income per share:
Basic	$0.14	$0.09
Diluted	$0.13	$0.08

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Common stock options	3,115	535

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on February 26, 2016.
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;

•	the effects of increased competition in our market;

•	our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development, and acquisitions;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our expectations, assumptions and conclusions related to our provision for income taxes, our deferred tax assets and our effective tax rate; and

•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The results, events and circumstances reflected in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in Part II, Item 1A (Risk Factors) of this Quarterly Report and those discussed in other documents we file with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements, including PCI Compliance, Policy Compliance, Web Application Scanning, Malware Detection Service and Qualys SECURE Seal. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring (CM) for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack and in 2015, we introduced our Cloud Agent Platform (CAP), which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. Additional offerings, such as CM and CAP, add functionality to our core VM and POL services and expand the scope of our capabilities. We expect the sales of multiple, fully-integrated cloud based security offerings on our platform will contribute to the continuing trend of revenue growth.

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

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the three month period ended March 31, 2016, approximately 71% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Our revenues increased to $46.2 million in the three months ended March 31, 2016 from $37.5 million for the comparable period in 2015, representing an increase of $8.8 million or 23%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except percentages)
Adjusted EBITDA	$16,128	$11,977
Percentage of revenues	35%	32%

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Free cash flow	$12,839	$3,779

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net income	$4,783	$3,002
Other (income) expense, net	(168)	77
Provision for income taxes	2,982	1,841
Depreciation and amortization of property and equipment	3,724	3,084
Amortization of intangible assets	110	98
Stock-based compensation	4,697	3,875
Adjusted EBITDA	$16,128	$11,977

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

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$17,138	$10,026
Less:
Purchases of property and equipment	(4,181)	(6,148)
Capitalized software development costs	(118)	(99)
Free cash flow	$12,839	$3,779

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

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees and related maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations which will increase the cost of revenues in absolute dollars.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British Pound and Indian Rupee; and losses on disposal of property and equipment.

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
Our provision for income taxes in the three months ended March 31, 2016 and 2015 consists of income taxes for federal and certain states in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries. The provision for income taxes also includes changes to unrecognized tax benefits related to uncertain tax positions.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$46,248	$37,493
Cost of revenues (1)	9,416	7,964
Gross profit	36,832	29,529
Operating expenses:
Research and development (1)	7,834	7,150
Sales and marketing (1)	13,933	11,443
General and administrative (1)	7,468	6,016
Total operating expenses	29,235	24,609
Income from operations	7,597	4,920
Other income (expense), net	168	(77)
Income before income taxes	7,765	4,843
Provision for income taxes	2,982	1,841
Net income	$4,783	$3,002

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cost of revenues	$379	$328
Research and development	1,295	1,152
Sales and marketing	1,249	811
General and administrative	1,774	1,584
Total stock-based compensation	$4,697	$3,875

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2016	2015
Revenues	100%	100%
Cost of revenues	20	21
Gross profit	80	79
Operating expenses:
Research and development	17	19
Sales and marketing	30	31
General and administrative	16	16
Total operating expenses	63	66
Income from operations	16	13
Other income (expense), net	0	0
Income before income taxes	16	13
Provision for income taxes	6	5
Net income	10%	8%

Comparison of Three Months Ended March 31, 2016 and 2015
Revenues

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$46,248	$37,493	$8,755	23%

Revenues increased $8.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to new customer subscriptions entered into after March 31, 2015 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $8.8 million, $6.4 million was from customers in the United States and the remaining $2.4 million was from customers in foreign countries. The growth in revenues reflects the continued demand for solutions.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$9,416	$7,964	$1,452	18%
Percentage of revenues	20%	21%
Gross profit percentage	80%	79%
Cost of revenues increased $1.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $0.6 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license and maintenance expense of $0.5 million; increased data center costs of $0.2 million; and increased personnel expenses of $0.2 million to support continued growth of our business.
Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$7,834	$7,150	$684	10%
Percentage of revenues	17%	19%

Research and development expenses increased $0.7 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in personnel expenses of $0.7 million, due to new employees and higher stock-based compensation. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$13,933	$11,443	$2,490	22%
Percentage of revenues	30%	31%

Sales and marketing expenses increased $2.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increased personnel expenses of $0.8 million, principally due to new employees and higher stock based compensation, and also due to an increase in marketing expenses of $1.6 million, primarily due to increased trade shows and program activities as a result of a large security trade show that occurred in the first quarter of 2016 which previously occurred in the second quarter of 2015.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$7,468	$6,016	$1,452	24%
Percentage of revenues	16%	16%

General and administrative expenses increased $1.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily driven by increased personnel expenses of $0.5 million, principally due to additional employees and higher stock-based compensation; and increased professional services of $0.8 million.
Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Other income (expense), net	$168	$(77)	$245	NM
Percentage of revenues	0%	0%

Other income (expense), increased by $0.2 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase in investment and interest income and lower foreign exchange losses.
Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$2,982	$1,841	$1,141	62%
Effective Tax Rate	38.4%	38.0%

The provision for income taxes increased by $1.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase in income before taxes.
Liquidity and Capital Resources

At March 31, 2016, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $240.3 million, including $3.4 million held outside of the United States by our foreign subsidiaries. We do not intend to repatriate these funds generated from foreign operations to fund our domestic operations.

We have experienced positive cash flows from operations during the three months ended March 31, 2016 and 2015. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$17,138	$10,026
Cash used in investing activities	(1,573)	(12,051)
Cash provided by financing activities	5,208	3,539
Net increase in cash and cash equivalents	$20,773	$1,514

Cash Flows from Operating Activities

In the three months ended March 31, 2016, cash flows from operating activities of $17.1 million resulted from our net income of approximately $4.8 million, as adjusted by an increase in deferred revenues of $2.1 million, attributable to our continued growth, an increase in accounts payable and accrued liabilities of $4.8 million and by non-cash items including depreciation and amortization expense of $3.8 million and stock-based compensation of $4.7 million. These increases are partially offset by an increase in accounts receivable of $0.2 million due to continued growth, excess tax benefits from stock based compensation of $3.1 million, and additions to deferred income tax assets of $1.1 million.

In the three months ended March 31, 2015, cash flows from operating activities of $10.0 million resulted from our net income of $3.0 million, as adjusted by an increase in deferred revenues of $6.8 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $3.2 million and stock-based compensation expense of $3.9 million. These increases are partially offset by an increase in accounts receivable of $5.9 million, due to timing of orders received relatively later in the quarter, and by a decrease in accounts payable of $3.6 million due to timing of payments.
Cash Flows from Investing Activities
In the three months ended March 31, 2016, cash used in investing activities of $1.6 million was primarily attributable to $4.2 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; and sales and maturities of investments, net of purchases, of $2.7 million.

In the three months ended March 31, 2015, cash used in investing activities of $12.1 million was primarily attributable $6.1 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances provided to certain customers as part of their subscriptions, and net purchases of investments of $5.8 million.

Cash Flows from Financing Activities

In the three months ended March 31, 2016, cash provided by financing activities of $5.2 million was primarily attributable to $2.1 million of proceeds from the exercise of stock options and $3.1 million of tax benefit from exercise of stock options.

In the three months ended March 31, 2015, cash provided by financing activities of $3.5 million was primarily attributable to $3.4 million of proceeds from the exercise of stock options.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at March 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	2021 and thereafter
	(in thousands)
Operating lease obligations (1)	$9,165	$3,169	$4,078	$1,520	$398
Total	$9,165	$3,169	$4,078	$1,520	$398

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2016, we made regular payments on our operating lease obligations of $1.1 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016, the accounting policies related to revenue recognition, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
Interest Rate Sensitivity
We have $240 million in cash, cash equivalents and short-term and long-term investments at March 31, 2016. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 79% of our revenues from subscriptions to our core Vulnerability Management solution for the three months ended March 31, 2016. We expect to continue to derive a majority of our revenues from subscriptions to our VM solution, also including the related portion of additional offerings, such as Continuous Monitoring and Cloud Agent, that expand the scope of capabilities within our platform. The market demand for our Qualys Vulnerability Management solution is critical to our continued success. Demand for this solution is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We compete with large and small public companies, such as Barracuda Networks, Inc., Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, Symantec Corporation, and Rapid7, Inc., as well as privately held security providers including BeyondTrust Software, Inc., Tripwire, Inc., NetIQ Corporation, Tenable Network Security, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

We have experienced significant growth over the last several years. From 2013 to 2015, our revenues have grown from $108.0 million to $164.3 million, and our headcount increased from 359 employees at the beginning of 2013 to 540 employees at March 31, 2016. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2016, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

We will need to maintain our relationships with third-party software and data providers, and to obtain software and data from such providers that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective solutions to our customers and could harm our operating results.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for three months ended March 31, 2016, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for three months ended March 31, 2016, approximately 16% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As a public company, we are required to comply with certain of these rules, which require management to certify financial and other information in this Quarterly Report on Form 10-Q and other quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. It is possible that in the future our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

As of March 31, 2016, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 37% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2016, we had approximately 34.9 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of March 31, 2016 we had outstanding options to purchase approximately 7.4 million shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2016, we had an aggregate of 3.1 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on May 5, 2016.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
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