Form 10-Q
period 2016-06-30
QUALYS, INC.
filed 2016-08-04
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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
The number of shares of the Registrant's common stock outstanding as of July 29, 2016 was 35,373,537.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$118,194	$91,698
Short-term investments	96,186	87,268
Accounts receivable, net of allowance of $742 and $769 as of June 30, 2016 and December 31, 2015, respectively	40,387	42,325
Prepaid expenses and other current assets	7,635	7,945
Total current assets	262,402	229,236
Long-term investments	46,534	43,277
Property and equipment, net	40,025	31,329
Deferred tax assets, net	16,123	16,079
Intangible assets, net	1,174	1,360
Goodwill	317	317
Other noncurrent assets	2,276	1,916
Total assets	$368,851	$323,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,853	$2,368
Accrued liabilities	16,851	11,786
Deferred revenues, current	103,753	98,025
Total current liabilities	126,457	112,179
Deferred revenues, noncurrent	13,073	14,564
Other noncurrent liabilities	1,884	1,205
Total liabilities	141,414	127,948
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 35,369,968 and 34,414,631 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	35	34
Additional paid-in capital	246,454	223,228
Accumulated other comprehensive income (loss)	112	(211)
Accumulated deficit	(19,164)	(27,485)
Total stockholders’ equity	227,437	195,566
Total liabilities and stockholders’ equity	$368,851	$323,514

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$48,466	$39,877	$94,714	$77,370
Cost of revenues	10,092	8,157	19,508	16,121
Gross profit	38,374	31,720	75,206	61,249
Operating expenses:
Research and development	9,143	7,205	16,977	14,355
Sales and marketing	14,451	12,776	28,384	24,219
General and administrative	9,068	6,427	16,536	12,443
Total operating expenses	32,662	26,408	61,897	51,017
Income from operations	5,712	5,312	13,309	10,232
Other income (expense), net:
Interest expense	(1)	(4)	(14)	(4)
Interest income	290	132	540	233
Other expense, net	(249)	—	(318)	(178)
Total other income, net	40	128	208	51
Income before income taxes	5,752	5,440	13,517	10,283
Provision for income taxes	2,214	2,124	5,196	3,965
Net income	$3,538	$3,316	$8,321	$6,318
Net income per share:
Basic	$0.10	$0.10	$0.24	$0.19
Diluted	$0.09	$0.09	$0.22	$0.16
Weighted average shares used in computing net income per share:
Basic	35,120	34,003	34,869	33,889
Diluted	38,143	38,475	37,988	38,363

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$3,538	$3,316	$8,321	$6,318
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	80	(8)	273	16
Less: reclassification adjustment for net realized gain (loss) included in net income	2	—	50	1
Net change, net of tax	82	(8)	323	17
Other comprehensive income (loss), net	82	(8)	323	17
Comprehensive income	$3,620	$3,308	$8,644	$6,335

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,321	$6,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,828	6,586
Bad debt expense	106	333
Loss on disposal of property and equipment	39	4
Stock-based compensation	10,019	8,257
Amortization of premiums and accretion of discounts on investments	390	324
Excess tax benefits from stock-based compensation	(3,713)	(191)
Deferred income taxes	(85)	3,064
Changes in operating assets and liabilities:
Accounts receivable	1,833	(1,892)
Prepaid expenses and other assets	(83)	(534)
Accounts payable	(2)	(4,619)
Accrued liabilities	4,886	1,846
Deferred revenues	4,237	5,911
Other noncurrent liabilities	685	143
Net cash provided by operating activities	34,461	25,550
Cash flows from investing activities:
Purchases of investments	(87,364)	(61,442)
Sales and maturities of investments	75,156	48,214
Purchases of property and equipment	(8,966)	(10,407)
Capitalized software development costs	—	(99)
Net cash used in investing activities	(21,174)	(23,734)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,496	5,547
Excess tax benefits from stock-based compensation	3,713	191
Net cash provided by financing activities	13,209	5,738
Net increase in cash and cash equivalents	26,496	7,554
Cash and cash equivalents at beginning of period	91,698	76,504
Cash and cash equivalents at end of period	$118,194	$84,058

Non-cash investing and financing activities:
Purchases of property and equipment recorded in accrued liabilities	$7,379	$—
Vesting of early exercised common stock options	$—	$11

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2016 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of June 30, 2016 and December 31, 2015, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized on date of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$69,227	$—	$—	$69,227
Money market funds	15,228	—	—	15,228
Commercial paper	33,737	2	—	33,739
Total	118,192	2	—	118,194
Short-term investments:
Commercial paper	16,417	2	(1)	16,418
Corporate bonds	10,728	3	—	10,731
Asset-backed securities	697	—	—	697
U.S. government agencies	68,300	42	(2)	68,340
Total	96,142	47	(3)	96,186
Long-term investments:
Asset-backed securities	6,222	7	—	6,229
U.S. government agencies	31,395	83	—	31,478
Corporate bonds	8,817	12	(2)	8,827
Total	46,434	102	(2)	46,534
Total	$260,768	$151	$(5)	$260,914

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,372	$—	$—	$61,372
Money market funds	3,980	—	—	3,980
U.S. government agencies	8,999	1	—	9,000
Commercial paper	17,345	1	—	17,346
Total	91,696	2	—	91,698
Short-term investments:
Commercial paper	10,447	1	—	10,448
Corporate bonds	12,448	—	(13)	12,435
U.S. government agencies	64,422	3	(40)	64,385
Total	87,317	4	(53)	87,268
Long-term investments:
Asset-backed securities	7,007	—	(18)	6,989
U.S. government agencies	32,683	—	(142)	32,541
Corporate bonds	3,751	—	(4)	3,747
Total	43,441	—	(164)	43,277
Total	$222,454	$6	$(217)	$222,243

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the changes to accumulated other comprehensive income for the six months ended June 30, 2016:

Unrealized Gain (Loss) on Investments
Balance at December 31, 2015	$(211)
Change in net realized gain (loss) on investments	307
Amounts reclassified for net realized gain (loss) included in net income	50
Tax effect	(34)
Other comprehensive income	323
Balance at June 30, 2016	$112

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	June 30, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$50,157	$—	$50,157
U.S. government agencies	—	99,818	—	99,818
Corporate bonds	—	19,558	—	19,558
Asset-backed securities	—	6,926	—	6,926
Total	$—	$176,459	$—	$176,459

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$27,794	$—	$27,794
U.S. government agencies	—	105,926	—	105,926
Corporate bonds	—	16,182	—	16,182
Asset-backed securities	—	6,989	—	6,989
Total	$—	$156,891	$—	$156,891

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual, or effective, maturity:

	June 30, 2016
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$50,157	$—	$—	$50,157
U.S. government agencies	68,340	31,478	—	99,818
Corporate bonds	12,385	7,173	—	19,558
Asset-backed securities	5,582	1,344	—	6,926
Total	$136,464	$39,995	$—	$176,459
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

At June 30, 2016, the Company had two outstanding forward contracts with notional amounts of 7.8 million Euros and 4.0 million British Pounds, which expired on July 29, 2016. At December 31, 2015, the Company had two outstanding forward contracts with notional amounts of 6.1 million Euros and 2.6 million British Pounds, which expired on January 31, 2016. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at June 30, 2016 and December 31, 2015. For the three months ended June 30, 2016, the Company recorded a gain of $0.6 million from these forward contracts, which partially offset other foreign currency transaction losses of $0.7 million. For the three months ended June 30, 2015, the Company recorded a loss of $0.4 million from these forward contracts, which offset other foreign currency transaction gains of $0.4 million. For the six months ended June 30, 2016, the Company recorded a gain of $0.1 million from these forward contracts, which partially offset other foreign currency transaction losses of $0.3 million. For the six months ended June 30, 2015, the Company recorded a gain of $0.4 million from these forward contracts, which partially offset other foreign currency transaction losses of $0.5 million. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$55,268	$48,192
Computer software	19,243	12,484
Furniture, fixtures and equipment	3,155	2,804
Scanner appliances	23,917	22,627
Leasehold improvements	3,438	3,367
Total property and equipment	105,021	89,474
Less: accumulated depreciation and amortization	(64,996)	(58,145)
Property and equipment, net	$40,025	$31,329

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $8.7 million and $8.4 million at June 30, 2016 and December 31, 2015, respectively, including assets that have not been placed in service of $1.6 million and $1.4 million, respectively. Other fixed assets not placed in service at June 30, 2016 and December 31, 2015, included in computer equipment and leasehold improvements, are approximately $3.9 million and $4.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $3.9 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and $7.6 million and $6.4 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology and a patent license acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			June 30, 2016		December 31, 2015
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,592)	$318	$(1,456)	$454
Patent license	14 years	1,388	(572)	816	(522)	866
Total intangibles subject to amortization		$3,298	$(2,164)	1,134	$(1,978)	1,320
Intangible assets not subject to amortization				40		40
Total intangible assets, net				$1,174		$1,360

Intangibles amortization expense was $0.1 million for the three months ended June 30, 2016 and 2015 and $0.2 million for the six months ended June 30, 2016 and 2015.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2016	$187
2017	282
2018	100
2019	100
2020	100
2021 and thereafter	365
Total expected future amortization expense	$1,134

Goodwill, which is not subject to amortization, totaled $0.3 million as of June 30, 2016 and December 31, 2015.

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2022.

The following are the minimum annual lease payments due under operating leases at June 30, 2016 (in thousands):

Remainder of 2016	$2,067
2017	3,089
2018	1,544
2019	1,143
2020	949
2021 and thereafter	703
Total minimum lease payments	$9,495

Rent expense was $1.8 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $3.5 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of June 30, 2016 and December 31, 2015, the Company has accrued $0.4 million and $0.5 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At June 30, 2016, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 6.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 8,069,184 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2016, 1,574,751 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the "2000 Plan"), the Company was authorized to grant to eligible participants either ISOs or NSOs. The 2000 Plan was terminated in connection with the closing of the initial public offering ("IPO"), and accordingly, no shares are currently available for grant under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operation for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$423	$344	$802	$672
Research and development	1,493	1,138	2,788	2,290
Sales and marketing	1,389	980	2,638	1,791
General and administrative	2,017	1,920	3,791	3,504
Total stock-based compensation	$5,322	$4,382	$10,019	$8,257

As of June 30, 2016, the Company had $28.1 million of total unrecognized employee compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 3.0 years, and $7.3 million of unrecognized compensation cost related to unvested stock awards that it expects to recognize over a weighted-average period of 3.6 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Options

Employee Stock-based Compensation

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (in years)	5.0 to 5.9	4.9 to 5.9	5.0 to 5.9	4.9 to 5.9
Volatility	46%	46%	45% to 46%	46% to 48%
Risk-free interest rate	1.3%	1.5% to 1.65%	1.3%	1.3% to 1.65%
Dividend yield	—%	—%	—%	—%

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over their respective performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2015	7,579,058	$16.88	5.9	$131,345
Granted	1,807,583	$25.44
Exercised	(949,337)	$10.00
Canceled	(456,894)	$33.19
June 30, 2016	7,980,410	$18.70	6.4	$99,582
Vested and expected to vest - June 30, 2016	7,117,832	$17.52	6.0	$96,606
Exercisable - June 30, 2016	4,922,644	$12.42	4.7	$89,245

Restricted Stock

The terms and conditions of RSUs and RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant, adjusted for estimated forfeitures.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Fair Value Per Share

December 31, 2015	47,500	$37.28
Granted	470,383	$26.07
Released	(6,000)	$35.33
Canceled	(56,768)	$34.33
June 30, 2016	455,115	$26.08
Outstanding and expected to vest	288,843	$26.21

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Foreign exchange gain (loss)	$(169)	$27	$(200)	$(124)
Other income (expense)	(80)	(27)	(118)	(54)
Other expense, net	$(249)	$—	$(318)	$(178)

NOTE 8.	Income Taxes

The Company recorded an income tax provision of $2.2 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. The effective income tax rate was approximately 38.5% and 39.0% for the three months ended June 30, 2016 and 2015, respectively.

The Company recorded an income tax provision of $5.2 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate was approximately 38.4% and 38.6% for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company had unrecognized tax benefits of $4.1 million, of which $2.5 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2015, the Company had unrecognized tax benefits of $3.5 million, of which $2.1 million, if recognized, would favorably impact the Company's effective tax rate.

The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
United States	$34,190	$28,130	$66,879	$54,470
Foreign	14,276	11,747	27,835	22,900
Total revenues	$48,466	$39,877	$94,714	$77,370

Property and equipment, net, by geographic area, are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
United States	$34,187	$25,623
Foreign	5,838	5,706
Total property and equipment, net	$40,025	$31,329

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net income	$3,538	$3,316	$8,321	$6,318
Denominator:
Weighted-average shares used in computing net income per share:
Basic	35,120	34,003	34,869	33,889
Effect of potentially dilutive securities:
Common stock options	2,989	4,472	3,107	4,474
Restricted stock units	34	—	12	—
Diluted	38,143	38,475	37,988	38,363
Net income per share:
Basic	$0.10	$0.10	$0.24	$0.19
Diluted	$0.09	$0.09	$0.22	$0.16

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Common stock options	3,892	424	3,540	305
Restricted stock units	10	—	20	—
	3,902	424	3,560	305

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

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We typically invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions.

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the six month period ended June 30, 2016, approximately 71% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Our revenues increased to $94.7 million in the six months ended June 30, 2016 from $77.4 million for the comparable period in 2015, representing an increase of $17.3 million or 22%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Adjusted EBITDA	$15,744	$13,098	$31,872	$25,075
Percentage of revenues	32%	33%	34%	32%

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Free cash flow	$25,495	$15,044

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets,(5) stock-based compensation and (6) other non-recurring adjustments.

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$3,538	$3,316	$8,321	$6,318
Other (income) expense, net	(40)	(128)	(208)	(51)
Provision for income taxes	2,214	2,124	5,196	3,965
Depreciation and amortization of property and equipment	3,885	3,306	7,609	6,390
Amortization of intangible assets	109	98	219	196
Stock-based compensation	5,322	4,382	10,019	8,257
One-time tax related expense	716	—	716	—
Adjusted EBITDA (1)	$15,744	$13,098	$31,872	$25,075

(1) Adjusted EBITDA for the three and six months ended June 30, 2016 excludes approximately $0.7 million of a non-recurring expense related to the remittance of payroll taxes from fiscal year 2013 through May 2016. During this same period, we have not excluded any amounts related to other non-recurring items from Adjusted EBITDA because we have considered such amounts to be immaterial in any given quarter during such period.

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

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$34,461	$25,550
Less:
Purchases of property and equipment	(8,966)	(10,407)
Capitalized software development costs	—	(99)
Free cash flow	$25,495	$15,044

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

We typically invoice our customers for the entire subscription amount at the start of the subscription term. Invoiced amounts are reflected on our condensed consolidated balance sheets as accounts receivable or as cash when collected, and as deferred revenues until earned and recognized ratably over the subscription period. Accordingly, deferred revenues represent the amount billed to customers that has not yet been earned or recognized as revenues, pursuant to subscriptions entered into in current and prior periods.

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

Operating Expenses
Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to prior acquisitions and overhead allocations. All research and development costs are expensed as incurred. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities, which will increase research and development expenses in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software license and maintenance costs for sales-related software, and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$48,466	$39,877	$94,714	$77,370
Cost of revenues (1)	10,092	8,157	19,508	16,121
Gross profit	38,374	31,720	75,206	61,249
Operating expenses:
Research and development (1)	9,143	7,205	16,977	14,355
Sales and marketing (1)	14,451	12,776	28,384	24,219
General and administrative (1)	9,068	6,427	16,536	12,443
Total operating expenses	32,662	26,408	61,897	51,017
Income from operations	5,712	5,312	13,309	10,232
Other income, net	40	128	208	51
Income before income taxes	5,752	5,440	13,517	10,283
Provision for income taxes	2,214	2,124	5,196	3,965
Net income	$3,538	$3,316	$8,321	$6,318

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$423	$344	$802	$672
Research and development	1,493	1,138	2,788	2,290
Sales and marketing	1,389	980	2,638	1,791
General and administrative	2,017	1,920	3,791	3,504
Total stock-based compensation	$5,322	$4,382	$10,019	$8,257

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	100%	100%	100%	100%
Cost of revenues	21	21	21	21
Gross profit	79	79	79	79
Operating expenses:
Research and development	19	18	18	19
Sales and marketing	30	32	30	31
General and administrative	19	16	17	16
Total operating expenses	68	66	65	66
Income from operations	12	13	14	13
Other income (expense), net	0	0	0	0
Income before income taxes	12	13	14	13
Provision for income taxes	5	5	5	5
Net income	7%	8%	9%	8%

Comparison of Three Months Ended June 30, 2016 and 2015
Revenues

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$48,466	$39,877	$8,589	22%

Revenues increased $8.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, due to new customer subscriptions entered into after June 30, 2015 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $8.6 million, $6.1 million was from customers in the United States and the remaining $2.5 million was from customers in foreign countries. The growth in revenues reflects the continued demand for solutions.

Cost of Revenues

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$10,092	$8,157	$1,935	24%
Percentage of revenues	21%	21%
Gross profit percentage	79%	79%

Cost of revenues increased $1.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to increased personnel expenses of $0.6 million to support continued growth of our business; increased third-party software license and maintenance expense of $0.6 million; and a $0.5 million increase in depreciation expense related to additional computer hardware and software.
Research and Development Expenses

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$9,143	$7,205	$1,938	27%
Percentage of revenues	19%	18%

Research and development expenses increased $1.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in personnel expenses of $1.6 million, due to new employees and higher stock-based compensation, and higher consulting costs of $0.1 million. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$14,451	$12,776	$1,675	13%
Percentage of revenues	30%	32%

Sales and marketing expenses increased $1.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to increased personnel expenses of $1.8 million, principally due to new employees and higher stock-based compensation, and increased software license and maintenance fees of $0.2 million, partially offset by a decrease in marketing expenses of $0.7 million, primarily due to significant trade show and program activities of a large security trade show that occurred in the first quarter of 2016 which previously occurred in the second quarter of 2015.

General and Administrative Expenses

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$9,068	$6,427	$2,641	41%
Percentage of revenues	19%	16%

General and administrative expenses increased $2.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily driven by increased personnel expenses of $0.8 million, principally due to additional employees and higher stock-based compensation; increased legal, accounting and consulting services of $0.8 million; and $0.7 million of a non-recurring expense in the current period, related to the remittance of payroll taxes from fiscal year 2013 through May 2016.
Total Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Total other income (expense), net	$40	$128	$(88)	NM
Percentage of revenues	0%	0%

Total other income (expense), net, decreased by $0.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in foreign exchange losses, partially offset by increased investment income.
Provision for Income Taxes

	Three Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$2,214	$2,124	$90	4%
Effective Tax Rate	38.5%	39.0%

The provision for income taxes increased by $0.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to higher pre-tax income.

Comparison of Six Months Ended June 30, 2016 and 2015
Revenues

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$94,714	$77,370	$17,344	22%

Revenues increased $17.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, due to new customer subscriptions entered into after June 30, 2015 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $17.3 million, $12.4 million was from customers in the United States and the remaining $4.9 million was from customers in foreign countries. The growth in revenues reflects the continued demand for solutions.

Cost of Revenues

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$19,508	$16,121	$3,387	21%
Percentage of revenues	21%	21%
Gross profit percentage	79%	79%
Cost of revenues increased $3.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due increased personnel expenses, including stock-based compensation, of $0.7 million to support continued growth of our business; a $1.1 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license and maintenance expense of $1.1 million; and increased data center costs of $0.2 million.

Research and Development Expenses

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$16,977	$14,355	$2,622	18%
Percentage of revenues	18%	19%
Research and development expenses increased $2.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in personnel expenses of $2.2 million, due to new employees and higher stock-based compensation, and an increase of $0.3 million for contractor expenses. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$28,384	$24,219	$4,165	17%
Percentage of revenues	30%	31%

Sales and marketing expenses increased $4.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to increased personnel expenses of $2.7 million, principally due to new employees and higher stock-based compensation; an increase in marketing expenses of $0.9 million, primarily due to increased trade shows and program activities as we introduce new services; and increased software license and maintenance fees of $0.3 million.
General and Administrative Expenses

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$16,536	$12,443	$4,093	33%
Percentage of revenues	17%	16%

General and administrative expenses increased $4.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily driven by increased personnel expenses of $1.1 million, principally due to additional employees and higher stock-based compensation; increased legal, accounting and consulting services of $1.6 million; and $0.7 million of a non-recurring expense in the current period, related to the remittance of payroll taxes from fiscal year 2013 through May 2016.
Total Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Total other income (expense), net	$208	$51	$157	NM
Percentage of revenues	0%	0%

Total other income (expense), net, increased by $0.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in investment and interest income and lower foreign exchange losses.

Provision for Income Taxes

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$5,196	$3,965	$1,231	31%
Effective Tax Rate	38.4%	38.6%

The provision for income taxes increased by $1.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in income before taxes.

Liquidity and Capital Resources

At June 30, 2016, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $261 million, including $3.8 million held outside of the United States by our foreign subsidiaries. We do not intend to repatriate these funds generated from foreign operations to fund our domestic operations.

We have experienced positive cash flows from operations during the six months ended June 30, 2016 and 2015. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$34,461	$25,550
Cash used in investing activities	(21,174)	(23,734)
Cash provided by financing activities	13,209	5,738
Net increase in cash and cash equivalents	$26,496	$7,554

Cash Flows from Operating Activities

In the six months ended June 30, 2016, cash flows from operating activities of $34.5 million resulted from our net income of approximately $8.3 million, as adjusted by an increase in deferred revenues of $4.2 million, attributable to our continued growth, an increase in accounts payable and accrued liabilities of $4.9 million due to the purchase of a large software license in the period, and a decrease in accounts receivable of $1.8 million. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $7.8 million and stock-based compensation of $10.0 million. These increases are partially offset by excess tax benefits from stock-based compensation of $3.7 million.

In the six months ended June 30, 2015, cash flows from operating activities of $25.6 million resulted from our net income of $6.3 million, as adjusted by an increase in deferred revenues of $5.9 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $6.6 million, stock-based compensation expense of $8.3 million, and additions to deferred income tax assets of $3.1 million. These increases are partially offset by an increase in accounts receivable of $1.9 million, due to timing of orders received relatively later in the quarter, and by a decrease in accounts payable of $4.6 million due to timing of payments.
Cash Flows from Investing Activities
In the six months ended June 30, 2016, cash used in investing activities of $21.2 million was primarily attributable to $9.0 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; and purchases of investments, net of sales and maturities, of $12.2 million.

In the six months ended June 30, 2015, cash used in investing activities of $23.7 million was primarily attributable to $10.4 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development and physical scanner appliances provided to certain customers as part of their subscriptions, and purchases of investments, net of sales and maturities, of $13.2 million.

Cash Flows from Financing Activities

In the six months ended June 30, 2016, cash provided by financing activities of $13.2 million was primarily attributable to $9.5 million of proceeds from the exercise of stock options and $3.7 million of tax benefit from stock-based compensation.

In the six months ended June 30, 2015, cash provided by financing activities of $5.7 million was primarily attributable to $5.5 million of proceeds from the exercise of stock options.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	2021 and thereafter
	(in thousands)
Operating lease obligations (1)	$9,495	$2,067	$4,633	$2,092	$703
Total	$9,495	$2,067	$4,633	$2,092	$703

(1) Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the six months ended June 30, 2016, we made regular payments on our operating lease obligations of $2.3 million.

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
Interest Rate Sensitivity
We have $261 million in cash, cash equivalents and short-term and long-term investments at June 30, 2016. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Subscriptions to our Qualys Vulnerability Management solutions generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for these solutions, our operating results would suffer.

We derived approximately 79% of our revenues from subscriptions to our core Vulnerability Management solutions for the six months ended June 30, 2016. We expect to continue to derive a majority of our revenues from subscriptions to our VM solutions, which also include the related portion of additional offerings, such as Continuous Monitoring and Cloud Agent, that expand the scope of capabilities within our platform. The market demand for our Qualys Vulnerability Management solutions is critical to our continued success. Demand for these solutions is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We will need to increase the revenues that we derive from our current and future solutions other than Qualys Vulnerability Management for our business and revenues to grow as we expect. Revenues from our other solutions, including our Web Application Scanning, Policy Compliance, PCI Compliance, Malware Detection Service, and Qualys SECURE Seal, have been relatively modest compared to revenues from our Qualys Vulnerability Management solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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

In addition, approximately 45% of our employees are located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2013 to 2015, our revenues have grown from $108 million to $164 million, and our headcount increased from 359 employees at the beginning of 2013 to 602 employees at June 30, 2016. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2016, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for six months ended June 30, 2016, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for six months ended June 30, 2016, approximately 16% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of June 30, 2016, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 25% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2016, we had approximately 35.4 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of June 30, 2016 we had outstanding options to purchase approximately 8.0 million shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of June 30, 2016, we had an aggregate of 1.6 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on August 4, 2016.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Offer Letter between Qualys and Melissa B. Fisher, dated April 15, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 2, 2016).

10.2	Qualys, Inc. Executive Performance Bonus Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy on Schedule 14A filed with the Commission on April 25, 2016).

10.3	Qualys, Inc. 2016 Corporate Bonus Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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