Form 10-Q
period 2016-09-30
QUALYS, INC.
filed 2016-11-04
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of the Registrant's common stock outstanding as of October 31, 2016 was 35,692,293.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$98,299	$91,698
Short-term investments	111,678	87,268
Accounts receivable, net of allowance of $744 and $769 as of September 30, 2016 and December 31, 2015, respectively	41,910	42,325
Prepaid expenses and other current assets	9,072	7,945
Total current assets	260,959	229,236
Long-term investments	64,930	43,277
Property and equipment, net	40,670	31,329
Deferred tax assets, net	15,141	16,079
Intangible assets, net	1,080	1,360
Goodwill	317	317
Other noncurrent assets	1,939	1,916
Total assets	$385,036	$323,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,491	$2,368
Accrued liabilities	16,324	11,786
Deferred revenues, current	109,026	98,025
Total current liabilities	126,841	112,179
Deferred revenues, noncurrent	14,416	14,564
Other noncurrent liabilities	2,386	1,205
Total liabilities	143,643	127,948
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 35,680,925 and 34,414,631 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	36	34
Additional paid-in capital	255,509	223,228
Accumulated other comprehensive income (loss)	16	(211)
Accumulated deficit	(14,168)	(27,485)
Total stockholders’ equity	241,393	195,566
Total liabilities and stockholders’ equity	$385,036	$323,514

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$50,987	$42,469	$145,701	$119,839
Cost of revenues	11,288	8,762	30,796	24,883
Gross profit	39,699	33,707	114,905	94,956
Operating expenses:
Research and development	9,405	7,564	26,382	21,919
Sales and marketing	14,240	12,282	42,624	36,501
General and administrative	8,067	6,983	24,603	19,426
Total operating expenses	31,712	26,829	93,609	77,846
Income from operations	7,987	6,878	21,296	17,110
Other income (expense), net:
Interest expense	(9)	—	(23)	(4)
Interest income	363	153	903	386
Other expense, net	(124)	(307)	(442)	(485)
Total other income (expense), net	230	(154)	438	(103)
Income before income taxes	8,217	6,724	21,734	17,007
Provision for income taxes	3,221	2,601	8,417	6,566
Net income	$4,996	$4,123	$13,317	$10,441
Net income per share:
Basic	$0.14	$0.12	$0.38	$0.31
Diluted	$0.13	$0.11	$0.35	$0.27
Weighted average shares used in computing net income per share:
Basic	35,477	34,119	35,074	33,967
Diluted	38,712	37,938	38,205	38,202

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$4,996	$4,123	$13,317	$10,441
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	(58)	15	140	25
Less: reclassification adjustment for net realized gain (loss) included in net income	(38)	(5)	87	2
Net change, net of tax	(96)	10	227	27
Other comprehensive income (loss), net	(96)	10	227	27
Comprehensive income	$4,900	$4,133	$13,544	$10,468

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,317	$10,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,364	10,424
Bad debt expense	152	629
Loss on disposal of property and equipment	39	9
Stock-based compensation	15,122	12,678
Amortization of premiums and accretion of discounts on investments	617	429
Excess tax benefits from stock-based compensation	(4,832)	(315)
Deferred income taxes	931	5,105
Changes in operating assets and liabilities:
Accounts receivable	263	(5,512)
Prepaid expenses and other assets	(1,196)	(2,143)
Accounts payable	(877)	(3,606)
Accrued liabilities	6,763	2,735
Deferred revenues	10,853	10,612
Other noncurrent liabilities	1,188	182
Net cash provided by operating activities	54,704	41,668
Cash flows from investing activities:
Purchases of investments	(180,161)	(88,694)
Sales and maturities of investments	133,708	73,340
Purchases of property and equipment	(18,809)	(14,865)
Capitalized software development costs	—	(99)
Net cash used in investing activities	(65,262)	(30,318)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,529	6,594
Excess tax benefits from stock-based compensation	4,832	315
Payments for taxes related to net share settlement of equity awards	(202)	—
Net cash provided by financing activities	17,159	6,909
Net increase in cash and cash equivalents	6,601	18,259
Cash and cash equivalents at beginning of period	91,698	76,504
Cash and cash equivalents at end of period	$98,299	$94,763

Non-cash investing and financing activities:
Purchases of property and equipment recorded in accrued liabilities	$2,606	$—
Vesting of early exercised common stock options	$—	$16

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2015, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2016 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of September 30, 2016, there is one customer with a multi-year contract that accounted for approximately 10% of the Company's accounts receivable balance. As of December 31, 2015, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$58,277	$—	$—	$58,277
Money market funds	19,713	—	—	19,713
Commercial paper	20,308	1	—	20,309
Total	98,298	1	—	98,299
Short-term investments:
Commercial paper	6,863	1	—	6,864
Corporate bonds	11,173	6	(9)	11,170
Asset-backed securities	256	—	—	256
U.S. government agencies	93,372	26	(10)	93,388
Total	111,664	33	(19)	111,678
Long-term investments:
Asset-backed securities	5,696	9	—	5,705
U.S. government agencies	43,776	25	(26)	43,775
Corporate bonds	15,457	6	(13)	15,450
Total	64,929	40	(39)	64,930
Total	$274,891	$74	$(58)	$274,907

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,372	$—	$—	$61,372
Money market funds	3,980	—	—	3,980
U.S. government agencies	8,999	1	—	9,000
Commercial paper	17,345	1	—	17,346
Total	91,696	2	—	91,698
Short-term investments:
Commercial paper	10,447	1	—	10,448
Corporate bonds	12,448	—	(13)	12,435
U.S. government agencies	64,422	3	(40)	64,385
Total	87,317	4	(53)	87,268
Long-term investments:
Asset-backed securities	7,007	—	(18)	6,989
U.S. government agencies	32,683	—	(142)	32,541
Corporate bonds	3,751	—	(4)	3,747
Total	43,441	—	(164)	43,277
Total	$222,454	$6	$(217)	$222,243

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the changes to accumulated other comprehensive income for the nine months ended September 30, 2016:

Unrealized Gain (Loss) on Investments
Balance at December 31, 2015	$(211)
Change in net realized gain (loss) on investments	140
Amounts reclassified for net realized gain (loss) included in net income	87
Other comprehensive income	227
Balance at September 30, 2016	$16

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	September 30, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$27,173	$—	$27,173
U.S. government agencies	—	137,163	—	137,163
Corporate bonds	—	26,620	—	26,620
Asset-backed securities	—	5,961	—	5,961
Total	$—	$196,917	$—	$196,917

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$27,794	$—	$27,794
U.S. government agencies	—	105,926	—	105,926
Corporate bonds	—	16,182	—	16,182
Asset-backed securities	—	6,989	—	6,989
Total	$—	$156,891	$—	$156,891

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual, or effective, maturity:

	September 30, 2016
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$27,173	$—	$—	$27,173
U.S. government agencies	97,192	39,971	—	137,163
Corporate bonds	12,833	13,787	—	26,620
Asset-backed securities	5,961	—	—	5,961
Total	$143,159	$53,758	$—	$196,917
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

At September 30, 2016, the Company had two outstanding forward contracts with notional amounts of 7.5 million Euros and 4.5 million British Pounds, which expired on October 31, 2016. At December 31, 2015, the Company had two outstanding forward contracts with notional amounts of 6.1 million Euros and 2.6 million British Pounds, which expired on January 31, 2016. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at September 30, 2016 and December 31, 2015. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net gain (loss) from forward contracts	$(82)	$109	$(9)	$498
Other foreign currency transactions losses	(2)	(377)	(276)	(890)
Total foreign exchange loss, net	$(84)	$(268)	$(285)	$(392)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$59,142	$48,192
Computer software	19,621	12,484
Furniture, fixtures and equipment	3,200	2,804
Scanner appliances	24,491	22,627
Leasehold improvements	3,521	3,367
Total property and equipment	109,975	89,474
Less: accumulated depreciation and amortization	(69,305)	(58,145)
Property and equipment, net	$40,670	$31,329

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $8.8 million and $8.4 million at September 30, 2016 and December 31, 2015, respectively, including assets that have not been placed in service of $1.6 million and $1.4 million, respectively. Other fixed assets not placed in service at September 30, 2016 and December 31, 2015, included in computer equipment and leasehold improvements, are approximately $2.8 million and $4.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $4.4 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively, and $12.0 million and $10.1 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology and a patent license acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			September 30, 2016		December 31, 2015
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,660)	$250	$(1,456)	$454
Patent license	14 years	1,388	(598)	790	(522)	866
Total intangibles subject to amortization		$3,298	$(2,258)	1,040	$(1,978)	1,320
Intangible assets not subject to amortization				40		40
Total intangible assets, net				$1,080		$1,360

Intangibles amortization expense was $0.1 million for the three months ended September 30, 2016 and 2015 and $0.3 million for the nine months ended September 30, 2016 and 2015.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2016	$93
2017	282
2018	100
2019	100
2020	100
2021 and thereafter	365
Total expected future amortization expense	$1,040

Goodwill, which is not subject to amortization, totaled $0.3 million as of September 30, 2016 and December 31, 2015.

NOTE 5.	Commitments and Contingencies
Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2022.

The following are the minimum annual lease payments due under operating leases at September 30, 2016 (in thousands):

Remainder of 2016	$1,211
2017	3,474
2018	1,495
2019	1,175
2020	961
2021 and thereafter	712
Total minimum lease payments	$9,028

Rent expense was $1.8 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $5.3 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of September 30, 2016 and December 31, 2015, the Company has accrued $0.4 million and $0.5 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At September 30, 2016, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 6.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 8,069,184 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2016, 1,478,776 shares were available for grant under the 2012 Plan.

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

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operation for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$516	$333	$1,318	$1,005
Research and development	1,585	1,294	4,373	3,584
Sales and marketing	821	1,015	3,459	2,806
General and administrative	2,181	1,779	5,972	5,283
Total stock-based compensation	$5,103	$4,421	$15,122	$12,678

As of September 30, 2016, the Company had $25.1 million of total unrecognized employee compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 2.9 years, and $9.2 million of unrecognized compensation cost related to unvested RSUs that it expects to recognize over a weighted-average period of 3.4 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Options

Employee Stock-based Compensation

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (in years)	5.0 to 5.9	4.9 to 5.9	5.0 to 5.9	4.9 to 5.9
Volatility	49%	46%	45% to 49%	45% to 48%
Risk-free interest rate	1.1%	1.6%	1.1% to 1.3%	1.3% to 1.65%
Dividend yield	—%	—%	—%	—%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Volatility is based on a combination of the historical volatility of the Company and of several public entities that are similar to the Company. The Company bases volatility on this combination because it does not have sufficient historical transactions in its own shares on which to solely base expected volatility. The Company has not historically declared any dividends and does not expect to in the future.

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over their respective performance period.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2015	7,579,058	$16.88	5.9	$131,345
Granted	2,007,683	$26.06
Exercised	(1,250,532)	$10.02
Canceled	(651,821)	$31.63
September 30, 2016	7,684,388	$19.15	6.3	$149,030
Vested and expected to vest - September 30, 2016	7,085,321	$18.25	6.0	$143,568
Exercisable - September 30, 2016	4,955,900	$13.69	4.7	$122,586

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Stock

The terms and conditions of RSUs and RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant, adjusted for estimated forfeitures.

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Fair Value Per Share

December 31, 2015	47,500	$37.28
Granted	588,527	$27.19
Released	(22,162)	$28.23
Canceled	(78,710)	$31.89
September 30, 2016	535,155	$27.35
Outstanding and expected to vest - September 30, 2016	363,539	$27.41

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Foreign exchange gain (loss)	$(84)	$(268)	$(285)	$(392)
Other income (expense)	(40)	(39)	(157)	(93)
Other expense, net	$(124)	$(307)	$(442)	$(485)

NOTE 8.	Income Taxes

The Company recorded an income tax provision of $3.2 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. The effective income tax rate was approximately 39.2% and 38.7% for the three months ended September 30, 2016 and 2015, respectively.

The Company recorded an income tax provision of $8.4 million and $6.6 million for the nine months ended September 30, 2016 and 2015, respectively. The effective income tax rate for the nine months ended September 30, 2016 and 2015 was approximately 38.7% and 38.6%, respectively.

As of September 30, 2016, the Company had unrecognized tax benefits of $4.2 million, of which $2.5 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2015, the Company had unrecognized tax benefits of $3.5 million, of which $2.1 million, if recognized, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
United States	$35,965	$29,993	$102,850	$84,463
Foreign	15,022	12,476	42,851	35,376
Total revenues	$50,987	$42,469	$145,701	$119,839

Property and equipment, net, by geographic area, are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
United States	$32,429	$25,623
Foreign	8,241	5,706
Total property and equipment, net	$40,670	$31,329

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net income	$4,996	$4,123	$13,317	$10,441
Denominator:
Weighted-average shares used in computing net income per share:
Basic	35,477	34,119	35,074	33,967
Effect of potentially dilutive securities:
Common stock options	3,103	3,819	3,089	4,235
Restricted stock units	132	—	42	—
Diluted	38,712	37,938	38,205	38,202
Net income per share:
Basic	$0.14	$0.12	$0.38	$0.31
Diluted	$0.13	$0.11	$0.35	$0.27

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Common stock options	2,881	1,889	3,594	1,409
Restricted stock units	—	—	38	—
	2,881	1,889	3,632	1,409

NOTE 11.	Subsequent Event

On October 14, 2016, the Company entered into a lease agreement for its new headquarter office facility. The lease commences May 1, 2018 and has a ten-year term through April 2028. The total commitment of $37.8 million is payable monthly with escalating rental payments throughout the lease term. The Company will be provided access to the facility on or around February 1, 2017 to begin construction of certain leasehold improvements.

In connection with this lease, the Company has provided the landlord with a $1.2 million standby letter of credit to secure the Company’s obligations through the end of the lease term.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. As this solution gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements, including PCI Compliance, Policy Compliance, Web Application Scanning, Malware Detection Service and Qualys SECURE Seal. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring (CM) for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack and in 2015, we introduced our Cloud Agent Platform (CAP), which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. We continue to add new offerings, such as ThreatPROTECT, which adds functionality to our core VM and POL services and expand the scope of our capabilities. We expect the sales of multiple, fully-integrated cloud based security offerings on our platform will contribute to the continuing trend of revenue growth.

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

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the nine months ended September 30, 2016, approximately 71% of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Our revenues increased to $145.7 million in the nine months ended September 30, 2016 from $119.8 million for the comparable period in 2015, representing an increase of $25.9 million or 22%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages)
Adjusted EBITDA	$17,626	$15,137	$49,498	$40,212
Percentage of revenues	35%	36%	34%	34%

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Free cash flow	$35,895	$26,704

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$4,996	$4,123	$13,317	$10,441
Other (income) expense, net	(230)	154	(438)	103
Provision for income taxes	3,221	2,601	8,417	6,566
Depreciation and amortization of property and equipment	4,426	3,741	12,035	10,131
Amortization of intangible assets	110	97	329	293
Stock-based compensation	5,103	4,421	15,122	12,678
One-time tax related expense	—	—	716	—
Adjusted EBITDA (1)	$17,626	$15,137	$49,498	$40,212

(1) Adjusted EBITDA for the nine months ended September 30, 2016 excludes approximately $0.7 million of a non-recurring expense related to the remittance of payroll taxes from fiscal year 2013 through May 2016. During this same period, we have not excluded any amounts related to other non-recurring items from Adjusted EBITDA because we have considered such amounts to be immaterial in any given quarter during such period.

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

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$54,704	$41,668
Less:
Purchases of property and equipment	(18,809)	(14,865)
Capitalized software development costs	—	(99)
Free cash flow	$35,895	$26,704

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees and related maintenance support, fees paid to contractors who supplement or support our operations center personnel and allocation of overhead costs. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to prior acquisitions and allocation of overhead costs. All research and development costs are expensed as incurred. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities, which will increase research and development expenses in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software license and maintenance costs for sales-related software, and allocation of overhead costs. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal, human resources and internal information technology support teams, as well as professional services, insurance, fees, and allocation of overhead costs. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$50,987	$42,469	$145,701	$119,839
Cost of revenues (1)	11,288	8,762	30,796	24,883
Gross profit	39,699	33,707	114,905	94,956
Operating expenses:
Research and development (1)	9,405	7,564	26,382	21,919
Sales and marketing (1)	14,240	12,282	42,624	36,501
General and administrative (1)	8,067	6,983	24,603	19,426
Total operating expenses	31,712	26,829	93,609	77,846
Income from operations	7,987	6,878	21,296	17,110
Other income (expense), net	230	(154)	438	(103)
Income before income taxes	8,217	6,724	21,734	17,007
Provision for income taxes	3,221	2,601	8,417	6,566
Net income	$4,996	$4,123	$13,317	$10,441

____________________
(1) Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenues	$516	$333	$1,318	$1,005
Research and development	1,585	1,294	4,373	3,584
Sales and marketing	821	1,015	3,459	2,806
General and administrative	2,181	1,779	5,972	5,283
Total stock-based compensation	$5,103	$4,421	$15,122	$12,678

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	100%	100%	100%	100%
Cost of revenues	22	21	21	21
Gross profit	78	79	79	79
Operating expenses:
Research and development	18	18	18	18
Sales and marketing	28	29	29	30
General and administrative	16	16	17	16
Total operating expenses	62	63	64	65
Income from operations	16	16	15	14
Other income (expense), net	0	0	0	0
Income before income taxes	16	16	15	14
Provision for income taxes	6	6	6	5
Net income	10%	10%	9%	9%

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$50,987	$42,469	$8,518	20%

Revenues increased $8.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to new customer subscriptions entered into after September 30, 2015 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $8.5 million, $6.0 million was from customers in the United States and the remaining $2.5 million was from customers in foreign countries. The growth in revenues reflects the continued demand for solutions.

Cost of Revenues

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$11,288	$8,762	$2,526	29%
Percentage of revenues	22%	21%
Gross profit percentage	78%	79%

Cost of revenues increased $2.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increased personnel expenses of $0.8 million to support continued growth of our business; increased third-party software license and maintenance expense of $0.7 million; a $0.6 million increase in depreciation expense related to additional computer hardware and software; and increased overhead costs of $0.2 million as we continue to grow.

Research and Development Expenses

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$9,405	$7,564	$1,841	24%
Percentage of revenues	18%	18%

Research and development expenses increased $1.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in personnel expenses of $1.4 million, driven by the increase in the number of employees, and increased overhead costs of $0.2 million as we continue to grow. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$14,240	$12,282	$1,958	16%
Percentage of revenues	28%	29%

Sales and marketing expenses increased $2.0 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increased personnel expenses of $1.0 million, principally due to an increase in the number of employees; increased marketing expenses of $0.4 million, primarily trade show, lead generation and branding expenses; increased software license and maintenance fees of $0.2 million; and increased consulting services of $0.1 million.

General and Administrative Expenses

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$8,067	$6,983	$1,084	16%
Percentage of revenues	16%	16%

General and administrative expenses increased $1.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily driven by increased personnel expenses of $0.9 million, principally due to additional employees, and increased legal, accounting and consulting services of $0.4 million, partially offset by lower bad debt expense and other fees of $0.4 million.
Total Other Income (Expense), Net

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Total other income (expense), net	$230	$(154)	$384	NM
Percentage of revenues	0%	0%

Total other income (expense), net decreased by $0.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to an increase in investment and interest income and lower foreign exchange losses.
Provision for Income Taxes

	Three Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$3,221	$2,601	$620	24%
Effective Tax Rate	39.2%	38.7%

Provision for income taxes increased by $0.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to higher pre-tax income and a slightly higher effective tax rate in the current quarter.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$145,701	$119,839	$25,862	22%

Revenues increased $25.9 million for the nine months ended September 30, 2016 compared to the same period a year ago, due to new customer subscriptions entered into after September 30, 2015 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $25.9 million, $18.4 million was from customers in the United States and the remaining $7.5 million was from customers in foreign countries. The growth in revenues reflects the continued demand for solutions.

Cost of Revenues

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$30,796	$24,883	$5,913	24%
Percentage of revenues	21%	21%
Gross profit percentage	79%	79%

Cost of revenues increased $5.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due increased personnel expenses of $1.6 million to support continued growth of our business; a $1.7 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license and maintenance expense of $1.8 million; increased data center and non-capital equipment expenses of $0.4 million; and increased overhead costs of $0.3 million as we continue to grow.

Research and Development Expenses

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$26,382	$21,919	$4,463	20%
Percentage of revenues	18%	18%
Research and development expenses increased $4.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in personnel expenses of $3.7 million, due to new employees to support our growth, a $0.5 million increase in contractor and consulting expenses, and a $0.4 million increase in overhead costs as we continue to grow. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$42,624	$36,501	$6,123	17%
Percentage of revenues	29%	30%

Sales and marketing expenses increased $6.1 million for the nine months ended September 30, 2016 compared to the same period a year ago, primarily due to increased personnel expenses of $3.7 million, principally due to new employees; an increase in marketing expenses of $1.3 million, primarily due to increased trade shows and program activities as we introduce new services; increased software license and maintenance fees of $0.5 million; increased travel and entertainment of $0.2 million; and increased recruiting expenses of $0.2 million.
General and Administrative Expenses

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$24,603	$19,426	$5,177	27%
Percentage of revenues	17%	16%

General and administrative expenses increased $5.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily driven by increased personnel expenses of $2.1 million, principally due to additional employees; increased legal, accounting, consulting and temporary services of $2.3 million; $0.7 million of a non-recurring expense in 2016, related to the remittance of payroll taxes from fiscal year 2013 through May 2016; a $0.2 million increase in recruiting expenses; and a $0.2 million increase in dues and subscriptions. These increases are partially offset by lower bad debt expense of $0.5 million.
Total Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Total other income (expense), net	$438	$(103)	$541	NM
Percentage of revenues	0%	0%

Total other income (expense), net increased by $0.5 million for the nine months ended September 30, 2016 compared to the same period a year ago, primarily due to an increase in investment and interest income and lower foreign exchange losses.

Provision for Income Taxes

	Nine Months Ended
	September 30,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$8,417	$6,566	$1,851	28%
Effective Tax Rate	38.7%	38.6%

The provision for income taxes increased by $1.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in income before taxes.

Liquidity and Capital Resources

At September 30, 2016, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $275 million, including $3.8 million held outside of the United States by our foreign subsidiaries. We do not intend to repatriate these funds generated from foreign operations to fund our domestic operations.

We have experienced positive cash flows from operations during the nine months ended September 30, 2016 and 2015. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash provided by operating activities	$54,704	$41,668
Cash used in investing activities	(65,262)	(30,318)
Cash provided by financing activities	17,159	6,909
Net increase in cash and cash equivalents	$6,601	$18,259

Cash Flows from Operating Activities

In the nine months ended September 30, 2016, cash flows from operating activities of $54.7 million primarily resulted from our net income of approximately $13.3 million, as adjusted by an increase in deferred revenues of $10.9 million, attributable to our continued growth, and an increase in accounts payable and accrued liabilities of $5.9 million due to the purchase of a large software license in the period. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $12.4 million, stock-based compensation of $15.1 million, and net utilization of deferred income tax assets of $0.9 million. These increases are partially offset by excess tax benefits from stock-based compensation of $4.8 million.

In the nine months ended September 30, 2015, cash flows from operating activities of $41.7 million primarily resulted from our net income of $10.4 million, as adjusted by an increase in deferred revenues of $10.6 million, attributable to our continued growth. These working capital increases are further increased by non-cash items including depreciation and amortization expense of $10.4 million, stock-based compensation expense of $12.7 million, and net utilization of deferred income tax assets of $5.1 million. These increases are partially offset by an increase in accounts receivable of $5.5 million, due to continued growth, and an increase in prepaid expenses and other assets of $2.1 million.

Cash Flows from Investing Activities

In the nine months ended September 30, 2016, cash used in investing activities of $65.3 million was primarily attributable to $18.8 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; and purchases of investments, net of sales and maturities, of $46.5 million.

In the nine months ended September 30, 2015, cash used in investing activities of $30.3 million was primarily attributable to $14.9 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and physical scanner appliances provided to certain customers as part of their subscriptions, and purchases of investments, net of sales and maturities, of $15.4 million.

Cash Flows from Financing Activities

In the nine months ended September 30, 2016, cash provided by financing activities of $17.2 million was primarily attributable to $12.5 million of proceeds from the exercise of stock options and $4.8 million of tax benefit from stock-based compensation.

In the nine months ended September 30, 2015, cash provided by financing activities of $6.9 million was primarily attributable to $6.6 million of proceeds from the exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations (1)	Total	Remainder of 2016	2017-2018	2019-2020	2021 and thereafter
	(in thousands)
Operating lease obligations (2)	$9,028	$1,211	$4,969	$2,136	$712
Total	$9,028	$1,211	$4,969	$2,136	$712

(1)	As discussed in Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-
Q, on October 14, 2016, we entered into a new lease agreement with a total minimum commitment of $37.8 million through May 2028.

(2)
Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the nine months ended September 30, 2016, we made regular payments on our operating lease obligations of $3.7 million.

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

Interest Rate Sensitivity

We have $275 million in cash, cash equivalents and short-term and long-term investments at September 30, 2016. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 79% of our revenues from subscriptions to our core Vulnerability Management solutions for the nine months ended September 30, 2016. We expect to continue to derive a majority of our revenues from subscriptions to our VM solutions, which also include the related portion of additional offerings, such as Continuous Monitoring and Cloud Agent, that expand the scope of capabilities within our platform. The market demand for our Qualys Vulnerability Management solutions is critical to our continued success. Demand for these solutions is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

In addition, approximately 49% of our employees are located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2013 to 2015, our revenues have grown from $108 million to $164 million, and our headcount increased from 359 employees at the beginning of 2013 to 661 employees at September 30, 2016. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2016, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for nine months ended September 30, 2016, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for nine months ended September 30, 2016, approximately 16% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of September 30, 2016, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 25% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2016, we had approximately 35.7 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of September 30, 2016, we had 0.5 million of outstanding restricted stock units and options to purchase approximately 7.7 million shares of common stock. If such RSUs are released or options are exercised, these additional shares would become available for sale. As of September 30, 2016, we had an aggregate of 1.5 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on November 4, 2016.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1 +	Qualys, Inc. 2016 Corporate Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.

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