Form 10-K
period 2016-12-31
QUALYS, INC.
filed 2017-02-24
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2016
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $874 million based on the last reported sale price of the registrant's common stock on June 30, 2016. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of January 31, 2017 was 36,359,340 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

Qualys, Inc.

PART I
Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as "anticipates," "believes," "contemplates," "continue," "could," "estimates," "expects," "future," "intends," "likely," "may," "plans," "potential," "predicts," "projects," "seek," "should," "target," or "will," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on 10-K include, but are not limited to, statements about:

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

•
other factors discussed in this Annual Report on Form 10-K in the sections titled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

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
We designed our Qualys Cloud Platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether they reside inside the organization, on their network perimeter, on endpoints or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale across a broad range of industries, enabling faster implementation and lower total cost of ownership than traditional on-premise enterprise software products. Our customers, ranging from some of the largest global organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. Our VM Solutions have provided a substantial majority of our revenues to date, representing 76%, 77% and 80% of total revenues in 2016, 2015 and 2014, respectively. In 2016, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring, Cloud Agent for VM, AssetView, and ThreatPROTECT. In 2015, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring and Cloud Agent for VM. In 2014, our VM Solutions included revenues from VM, Private Cloud Platform and Continuous Monitoring. In prior 10-Q and 10-K filings, we had included all revenues from scanners and credits for prepaid services in our VM Solutions revenues. In the fourth quarter of 2016, we changed the methodology to allocate revenues from scanners and credits across our products. Based on the prior methodology, our VM Solutions would have made up 78% of total revenues in 2016, down 1% from 79% in 2015.

As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance (PC) solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack. In 2014, we also launched Web Application Firewall (WAF). Qualys WAF, currently is in limited release, it delivers enterprise-grade web application security without the costs, footprint, and complexity associated with appliance-based web application firewall solutions. In 2015, we introduced our Cloud Agent Platform (CAP), which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. CAP allows organizations to perform vulnerability and compliance management on a continuous basis. It is a natural extension to our cloud platform and allows us to expand our footprint in the enterprise and provide VM and PC solutions to mobile endpoints and elastic cloud environments. In 2015, we also launched AssetView and Security Assessment Questionnaire. AssetView is a free, cloud-based asset inventory service that provides visibility and actionable data on global IT assets within an organization. We don’t charge for AssetView but do charge for AssetView synchronization with ServiceNow CMDB (Configuration Management Database). This integrates our robust asset discovery and classification capabilities with ServiceNow’s platform. Security Assessment Questionnaire enables organizations to better orchestrate security assessments or compliance audits with automated validation. In 2016, we introduced ThreatPROTECT, which prioritizes identified vulnerabilities for customers using our VM solution.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2015 grew by $20.4 million to $184.7 million during 2016, representing 112% of total revenues in 2015. We expect revenue growth from existing customers to continue. Subscriptions from new customers added in 2016 contributed $13.2 million to the increase in revenues.
Our Qualys Cloud Platform is currently used by over 9,300 customers, excluding security consulting firms, in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased from $133.6 million in 2014 to $164.3 million in 2015, and reached $197.9 million in 2016. We generated net income of $30.2 million in 2014, $15.9 million in 2015, and $19.2 million in 2016. Net income in 2014 includes a tax benefit of $23.7 million due to reversal of deferred tax valuation allowance. Total assets as of December 31, 2016 and 2015 were $407.0 million and $323.5 million, respectively.
Our Growth Strategy
We intend to leverage our innovation and extensive expertise to strengthen our leadership position as a trusted provider of cloud-based security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions.    We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. In 2015, we introduced our Cloud Agent Platform, which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. Our CAP also enables us to deliver additional new solutions as we develop them. In 2015, we also launched AssetView and Security Assessment Questionnaire. AssetView is a free, cloud-based asset inventory service that provides visibility and actionable data on global IT assets within an organization. We don’t charge for AssetView but do charge for AssetView synchronization with ServiceNow CMDB (Configuration Management Database). This integrates our robust asset discovery and classification capabilities with ServiceNow’s platform. Security Assessment Questionnaire enables organizations to better orchestrate security assessments or compliance audits with automated validation. In 2016, we introduced ThreatPROTECT, which prioritizes identified vulnerabilities for customers using our VM solution.

•
Expand the use of our suite of solutions by our large and diverse customer base.    With more than 9,300 customers across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since typically our customers initially deploy one or two of our solutions and in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions, or choose to adopt other solutions from our integrated suite of IT security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

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
Our cloud platform is delivered to customers via our shared platform offering from our global data centers or via our private platform offering (Qualys Private Cloud Platform, or PCP), for customers or partners that want the platform to reside within the customer's on-premise data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's on-premise data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. Our PCP provides our subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software. Additionally, we introduced in 2016, the Private Cloud Platform Appliance (PCPA), an on-premise security and compliance solution packaged in a form-factor for medium-sized companies.

Qualys Cloud Suite
Our suite of solutions, which we refer to as the Qualys Cloud Suite, currently includes ten solutions: Vulnerability Management, Continuous Monitoring, Cloud Agent, AssetView, ThreatPROTECT, Policy Compliance, PCI Compliance, Security Assessment Questionnaire, Web Application Scanning and Web Application Firewall. This integrated set of cloud solutions enables our customers to:

•	Discover and catalogue information assets inside their organization, on the perimeter, on endpoints, or in the cloud;

•	Manage assets on an ongoing basis to establish a trusted repository for IT system configurations and to maintain hierarchical relationships between them;

•	Design policies to establish a secure and compliant IT infrastructure and automate ongoing security and compliance assessments of IT systems and applications in accordance with best practices;

•	Proactively identify and help fix vulnerabilities to mitigate security risks and achieve compliance;

•	Monitor and measure security and compliance through a unified user interface;

•	Distribute security and compliance reports tailored to differing customer needs, including management personnel, auditors and security professionals; and

•	Protect web applications from cyber-attacks in real time.
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
Qualys Continuous Monitoring
Qualys Continuous Monitoring gives our customers the ability to proactively identify threats and unexpected changes for their IT systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attacks.
Qualys Cloud Agents
Qualys Cloud Agents for VM and Policy Compliance provide lightweight agents (2 MBytes) that can be installed on any host such as a laptop, desktop, server or virtual machine. Qualys Cloud Agents extract and consolidate vulnerability and compliance data and update it continuously within the Qualys Cloud Platform for further analysis and correlation, thus providing a continuous view of the IT security compliance posture of their global network.

Qualys AssetView
Qualys AssetView is a free global asset inventory service enabling our customers to search for information on any IT asset, scaling to millions of assets for organizations of all sizes, helping IT and security personnel to search IT assets and maintain an up-to-date inventory on a continuous basis.

Qualys ThreatPROTECT
Qualys ThreatPROTECT correlates data from vulnerability scans and active threat data from multiple sources into a single dynamic dashboard to provide our customers a holistic and contextual view of their threat exposure.
Qualys Policy Compliance

Qualys Policy Compliance, or Qualys PC, allows our customers to analyze and collect configuration and access control information from their networked devices and web applications and automatically maps this information to internal policies and external regulations in order to document compliance. Qualys PC is fully automated and helps reduce customers’ cost of compliance without requiring the use of software agents. It can be either performed via our network scanners (hardware or virtual) or via our Cloud Agents.
Qualys Policy Compliance Questionnaire, an additional Qualys PC offering, enables our customers to assess business processes and vendor risk against standards and mandates such as PCI-DSS, HIPAA, COBIT and ISO 27001/2.
Qualys PCI Compliance
Qualys PCI Compliance, or Qualys PCI, provides our customers that store cardholder data a cost-effective and highly automated solution to verify and document compliance with PCI DSS. Qualys PCI allows merchants to complete the annual PCI Self-Assessment Questionnaire, or SAQ, to perform vulnerability scanning for quarterly PCI audits and to meet the demands of PCI for web application security.
Qualys Security Assessment Questionnaire
Qualys Security Assessment Questionnaire enables our customers to better orchestrate security assessments or compliance audits with automated validation. Qualys SAQ enables our customers to better consolidate and orchestrate their assessment of third-party business processes and vendor risk by centrally capturing all relevant information from technical and human sources, drastically reducing time and cost. The service also allows our customers to demonstrate compliance against internal policies, standards and mandates such as PCI-DSS, HIPAA, COBIT and ISO 27001/2.
Qualys Web Application Scanning
Qualys Web Application Scanning, or Qualys WAS, uses the scalability of our cloud platform to allow customers to discover, catalog and scan a large number of web applications. Qualys WAS scans and analyzes custom web applications and identifies vulnerabilities that threaten underlying databases or bypass access controls. These web applications are often the main attack vectors for cyber-attackers.
Qualys Web Application Firewall
Qualys Web Application Firewall, or Qualys WAF, currently is in limited release, it delivers enterprise-grade web application security without the costs, footprint, and complexity associated with appliance-based web application firewall solutions. It is designed to protect web applications from attack vectors by enhancing default web application configurations and virtual patching. Qualys WAF can improve website performance by reducing page load times and optimizing bandwidth.
Qualys Core Services
Our Core Services enable integrated workflows, management and real-time analysis and reporting across all of our IT security and compliance solutions. Our Core Services include:

•
Asset Tagging and Management.    Enables customers to easily identify, categorize and manage large numbers of assets in highly dynamic IT environments and automates the process of inventory management and hierarchical organization of IT assets. Built on top of this core service is the Qualys AssetView service, which is a global asset inventory service enabling our customers to search for information on any IT asset, scaling to millions of assets for customers of all sizes, helping IT and security personnel to search IT assets and maintain an up-to-date inventory on a continuous basis.

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

•
Managed Scanner Appliances.    As part of our cloud platform, we host and operate a large number of globally distributed physical scanner appliances that our customers use to scan their externally facing systems and web applications. To scan internal IT assets, customers can also deploy our scanners, which are available on a subscription basis as physical appliances or downloadable virtual images, within their internal networks. Our scanner appliances self-update daily in a transparent manner using our automated and proprietary scan management technology. These scanner appliances allow us to scale our cloud platform to scan networked devices and web applications across our customers’ networks around the world.

Our Customers

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2016, we had over 9,300 customers, excluding security consulting firms, in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2016, 2015 and 2014, no one customer accounted for more than 10% of our revenues. In 2016, 2015 and 2014, 71%, 70% and 70% respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

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
Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Deutsche Telekom AG, Fujitsu, Hewlett Packard Enterprise, Insight Technologies, Inc., Optiv Security, Inc., SecureWorks Corp, and Verizon Communications Inc.
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2016, 2015 and 2014, 42%, 39% and 39% respectively, of our revenues were generated by channel partners.
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
Customer Support
We deliver 24x7x365 day customer technical support from centers located in Redwood City, California; Raleigh, North Carolina; Reading, United Kingdom; and Pune, India. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for significant professional services. We also offer various training programs as part of our subscriptions to all of our customers. We believe that our customer support helps ensure customer satisfaction and is critical to retaining and expanding our customer base. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions.
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
Research and development expenses were $35.3 million, $29.5 million and $26.3 million for 2016, 2015 and 2014, respectively.

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
Data Center Agreements
Our data center operations are provided by large third-party data center vendors and are located in the United States, Switzerland, the Netherlands and India. Our data center agreements have varying terms through 2018.
Competition
The expanding capabilities of our security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large public companies, such as Barracuda Networks, Hewlett-Packard Company, Imperva, Inc., International Business Machines Corporation, Rapid7, Inc. and Symantec Corporation, as well as privately held security providers including BeyondTrust Software, Inc., McAfee, NetIQ Corporation, Tenable Network Security, Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets.
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
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. We have six issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our Qualys Cloud Platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Employees
As of December 31, 2016, we had 684 full-time employees, including 285 in research and development, 179 in sales and marketing, 136 in operations and customer support and 84 in general and administrative. As of December 31, 2016, we had 344 employees in the United States and 340 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages.
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
Geographic Information
For a description of our revenue and property and equipment by geographic location, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

We derived approximately 76%, 77% and 80% of our revenues from subscriptions to our VM Solutions for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring, Cloud Agent for VM, AssetView, and ThreatPROTECT. In 2015, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring and Cloud Agent for VM. In 2014, our VM Solutions included revenues from VM, Private Cloud Platform and Continuous Monitoring. In prior 10-Q and 10-K filings, we had included all revenues from scanners and credits for prepaid services in our VM Solutions revenues. In the fourth quarter of 2016, we changed the methodology to allocate revenues from scanners and credits across our products. Based on the prior methodology, our VM Solutions would have made up 78% of total revenues in 2016, down 1% from 79% in 2015.

We expect to continue to derive a significant majority of our revenues from subscriptions to our VM solutions. As a result, the market demand for our Vulnerability Management solutions is critical to our continued success. Demand for these solutions is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;

•	publicity regarding security breaches generally and the level of perceived threats to IT security;

•	expenses associated with our existing and new products and services;

•	changes in customer renewals of our solutions;

•	the extent to which customers subscribe for additional solutions;

•	seasonal buying patterns of our customers;

•	the level of perceived threats to IT security;

•	security breaches, technical difficulties or interruptions with our service;

•	changes in the growth rate of the IT security and compliance market;

•
the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our solutions;

•	decisions by potential customers to purchase IT security and compliance products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenues;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	failure of our products and services to operate as designed;

•	price competition;

•	the length of our sales cycle for our products and services;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;

•	timely invoicing or change in billing terms of customers;

•	timing of deals signed within the quarter;

•	pace and cost of hiring employees;

•	changes in foreign currency exchange rates;

•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;

•	future accounting pronouncements or changes in our accounting policies;

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

Our solution enhancements or new solutions could fail to attain sufficient market acceptance for many reasons, including:

•	failure to timely meet market demand for product functionality;

•	inability to identify and provide intelligence regarding the attacks or techniques used by cyber-attackers;

•	inability to inter-operate effectively with the database technologies, file systems or web applications of our prospective customers;

•	defects, errors or failures;

•	delays in releasing our enhancements or new solutions;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of products by our competitors;

•	poor business conditions, causing customers to delay IT security and compliance purchases;

•	easing or changing of external regulations related to IT security and compliance; and

•	reluctance of customers to purchase cloud solutions for IT security and compliance.

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

We will need to increase the revenues that we derive from our current and future solutions other than Qualys Vulnerability Management for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Security Assessment Questionnaire, Web Application Scanning, and Web Application Firewall have been relatively modest compared to revenues from our Qualys Vulnerability Management Solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, revenues may vary from period to period, which may cause our operating results to fluctuate and could harm our business.

The timing of sales of subscriptions for our solutions can be difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large transactions. We sell subscriptions to our security and compliance solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, which has also made our sales cycle long and unpredictable. The length of the sales cycle for our solutions typically ranges from six to twelve months but can be more than eighteen months. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenues, which could harm our business.

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

Our security and compliance solutions are delivered from six data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

We currently host substantially all of our solutions from third-party data centers located in the United States, Switzerland, the Netherlands and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

Some of our data centers are not currently redundant and we may not be able to rapidly move our customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We have added data center facilities to provide additional capacity for our cloud platform and to enable disaster recovery. We continue to build out these facilities; however, these additional facilities may not be operational in the anticipated time-frame and we may incur unplanned expenses.

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

In addition, as of December 31, 2016, approximately 50% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2014 to 2016, our revenues have grown from $133.6 million to $197.9 million, and our headcount increased from 431 employees at the beginning of 2014 to 684 employees at December 31, 2016. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2016, 2015 and 2014, we derived approximately 42%, 39% and 39%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2016, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, in 2016, approximately 17% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

We use forward foreign exchange contracts to mitigate the effect of changes in foreign exchange rates on certain cash and accounts receivable balances denominated in certain foreign currencies. However, we may not be able to purchase derivative instruments that are adequate to insulate ourselves from foreign currency exchange risks. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

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

We have six issued patents and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $31.5 million as of December 31, 2016. Increases in our effective tax rate could harm our operating results.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2016, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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

As of December 31, 2016, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 16% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2016, we had approximately 35.8 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2016, there were approximately 0.6 million restricted stock units and options to purchase approximately 7.5 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2016, we had an aggregate of 1.4 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Our principal executive offices are located in Redwood City, California, where we occupy a 50,000 square-foot facility under a lease expiring on November 30, 2017. We have additional U.S. offices in Bellevue, Washington and Raleigh, North Carolina. We also lease offices in Courbevoie, France; Moscow, Russia; Munich, Germany; Frankfurt, Germany; Pune, India; Dubai, United Arab Emirates; Reading, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.

On October 14, 2016 the Company entered into a lease agreement for its new headquarter office facility. The lease commences May 1, 2018 and has a ten-year term through April 2028.

We operate principal data centers at third-party facilities in Santa Clara, California; Tukwilia, Washington; Ashburn, Virginia; Geneva, Switzerland; Pune, India; and Amsterdam, the Netherlands.

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

Market Information

Our common stock is listed on the NASDAQ Stock Market under the trading symbol “QLYS”. The following table sets forth the high and low per share sales prices for our common stock as reported on the NASDAQ Stock Market for the two most recent fiscal years:

	Low	High
Fiscal 2016:
Fourth quarter	$30.61	$39.67
Third quarter	$29.69	$38.32
Second quarter	$23.77	$32.65
First quarter	$16.96	$32.48
Fiscal 2015:
Fourth quarter	$28.05	$39.74
Third quarter	$25.32	$42.97
Second quarter	$36.21	$55.47
First quarter	$35.01	$50.00

Holders of Common Equity

As of January 31, 2017, there were approximately 119 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2016. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders[1]	7,527,680	$19.25	1,425,230

1 Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from September 28, 2012 (the date our common stock commenced trading on the NASDAQ Stock Market) through December 31, 2016 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index

COMPARISON OF CUMULATIVE TOTAL RETURN*

$360.00
$340.00
$320.00
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
09/28/12
12/31/12
03/28/13
06/28/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/30/16
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer

$100 invested on 9/28/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Sep 28, 2012	Dec 31, 2012	Mar 28, 2013	Jun 28, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Qualys Inc.	$100.00	$104.45	$87.15	$113.84	$151.06	$163.21	$179.59	$181.29	$187.85	$266.60
NASDAQ Global Select Market	$100.00	$96.97	$104.81	$109.04	$120.70	$133.81	$134.37	$141.29	$144.41	$152.15
NASDAQ Computer	$100.00	$92.56	$94.63	$96.42	$107.05	$122.12	$124.02	$134.09	$140.74	$146.40

	Mar 31, 2015	Jun 30, 2015	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Qualys Inc.	$328.25	$284.96	$200.99	$233.69	$178.74	$210.52	$269.70	$223.52
NASDAQ Global Select Market	$157.37	$160.01	$148.73	$161.44	$157.46	$156.47	$171.45	$173.70
NASDAQ Computer	$148.28	$148.58	$141.11	$155.44	$156.87	$150.67	$172.63	$174.62
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
No shares of our common stock were repurchased during the fourth quarter of 2016.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2016 are not necessarily indicative of operating results to be expected for any other period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$197,925	$164,284	$133,579	$107,962	$91,420
Cost of revenues(1)	42,473	33,885	28,963	24,660	18,404
Gross profit	155,452	130,399	104,616	83,302	73,016
Operating expenses:
Research and development(1)	35,267	29,451	26,320	21,678	20,195
Sales and marketing(1)	57,970	49,569	48,049	42,523	37,738
General and administrative(1)	32,108	26,573	21,000	16,792	12,079
Total operating expenses	125,345	105,593	95,369	80,993	70,012
Income from operations	30,107	24,806	9,247	2,309	3,004
Other income (expense), net:
Interest expense	(26)	(6)	(9)	(43)	(192)
Interest income	1,320	570	452	375	14
Other expense, net	(972)	(850)	(1,077)	(600)	(247)
Total other income (expense), net	322	(286)	(634)	(268)	(425)
Income before income taxes	30,429	24,520	8,613	2,041	2,579
Provision for (benefit from) income taxes (3)	11,205	8,655	(21,631)	500	358
Net income	$19,224	$15,865	$30,244	$1,541	$2,221
Net income attributable to common stockholders	$19,224	$15,865	$30,244	$1,539	$1,049
Net income per share attributable to common stockholders:(2)
Basic	$0.55	$0.47	$0.92	$0.05	$0.09
Diluted	$0.50	$0.42	$0.81	$0.04	$0.08
Weighted-average shares used in computing net income per share attributable to common stockholders: (2)
Basic	35,247	34,050	32,979	31,914	11,891
Diluted	38,369	38,184	37,170	35,973	28,352

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$243,856	$178,966	$127,218	$97,196	$118,432
Long-term investments	45,725	43,277	39,448	35,608	—
Total assets	407,004	323,514	260,024	192,603	170,318
Deferred revenues, current	114,964	98,025	81,147	67,505	56,497
Deferred revenues, noncurrent	15,528	14,564	10,064	8,889	8,616
Convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	258,413	195,566	151,827	103,117	91,555

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$1,858	$1,250	$757	$432	$276
Research and development	5,678	4,936	2,470	1,047	672
Sales and marketing	4,870	3,867	2,407	1,244	1,074
General and administrative	7,743	7,441	4,915	2,783	1,430
Total stock-based compensation	$20,149	$17,494	$10,549	$5,506	$3,452

(2)
See Notes 1 and 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted income per share attributable to common stockholders.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. Our VM Solutions have provided a substantial majority of our revenues to date, representing 76%, 77% and 80% of total revenues in 2016, 2015 and 2014, respectively. In 2016, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring, Cloud Agent for VM, AssetView, and ThreatPROTECT. In 2015, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring and Cloud Agent for VM. In 2014, our VM Solutions included revenues from VM, Private Cloud Platform and Continuous Monitoring. In prior 10-Q and 10-K filings, we had included all revenues from scanners and credits for prepaid services in our VM Solutions revenues. In the fourth quarter of 2016, we changed the methodology to allocate revenues from scanners and credits across our products. Based on the prior methodology, our VM Solutions would have made up 78% of total revenues in 2016, down 1% from 79% in 2015.

As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. In 2006, we added our PCI Compliance solution, and in 2008, we added our Policy Compliance (PC) solution. In 2009, we broadened the scope of our cloud services by adding Web Application Scanning. In 2012, we introduced our virtualized private cloud platform as an additional deployment option of our solutions for customers and partners. In 2014, we released Continuous Monitoring for internet-facing systems, which allows customers to continuously monitor their mission-critical assets and to be alerted to security vulnerabilities or misconfigurations that may make them more susceptible to a cyber-attack. In 2014, we also launched Web Application Firewall (WAF). Qualys WAF, currently is in limited release, it delivers enterprise-grade web application security without the costs, footprint, and complexity associated with appliance-based web application firewall solutions. In 2015, we introduced our Cloud Agent Platform (CAP), which provides customers with the ability to secure IT assets on a continuous basis regardless of where they reside, inside the enterprise, in the cloud or mobile endpoints. CAP allows organizations to perform vulnerability and compliance management on a continuous basis. It is a natural extension to our cloud platform and allows us to expand our footprint in the enterprise and provide VM and PC solutions to mobile endpoints and elastic cloud environments. In 2015, we also launched AssetView and Security Assessment Questionnaire. AssetView is a free, cloud-based asset inventory service that provides visibility and actionable data on global IT assets within an organization. We do not charge for AssetView but do charge for AssetView synchronization with ServiceNow CMDB (Configuration Management Database). This integrates our robust asset discovery and classification capabilities with ServiceNow’s platform. Security Assessment Questionnaire enables organizations to better orchestrate security assessments or compliance audits with automated validation. In 2016, we introduced ThreatPROTECT, which prioritizes identified vulnerabilities for customers using our VM solution.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2015 grew by $20.4 million to $184.7 million during 2016, representing 112% of total revenues in 2015. We expect revenue growth from existing customers to continue. Subscriptions from new customers added in 2016 contributed $13.2 million to the increase in revenues.

We market and sell our solutions to enterprises, government entities and to small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2016, we had over 9,300 customers, excluding security consulting firms, in more than 100 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2016, 2015 and 2014, approximately 71%, 70% and 70% respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth over the past three years. Our revenues increased from $133.6 million in 2014 to $164.3 million in 2015, and reached $197.9 million in 2016, representing period-over-period increases of $30.7 million, and $33.6 million, or 23% and 20%, respectively. We generated net income of $30.2 million in 2014, $15.9 million in 2015, and $19.2 million in 2016. Net income in 2014 includes a tax benefit of $23.7 million for recognition of our U.S. federal and certain state deferred tax assets.

Key Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Adjusted EBITDA	$67,966	$56,660	$31,693
Free cash flows	44,865	45,810	27,411

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for (benefit from) income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation and (6) one-time tax related expense.

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for each of the periods presented.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$19,224	$15,865	$30,244
Other income (expense), net	(322)	286	634
Provision for (benefit from) income taxes	11,205	8,655	(21,631)
Depreciation and amortization of property and equipment	16,621	13,974	11,504
Amortization of intangible assets	373	386	393
Stock-based compensation	20,149	17,494	10,549
One-time tax related expense(1)	716	—	—
Adjusted EBITDA	$67,966	$56,660	$31,693
Percentage of revenues	34%	34%	24%
(1) Adjusted EBITDA for 2016 excludes approximately $0.7 million of a non-recurring expense related to the remittance of payroll taxes from fiscal year 2013 through May 2016. During this same period, we have not excluded any amounts related to other non-recurring items from Adjusted EBITDA because we have considered such amounts to be immaterial.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$68,110	$65,960	$41,423
Less:
Purchases of property and equipment	(23,245)	(20,051)	(13,914)
Capitalized software development costs	—	(99)	(98)
Free cash flow	$44,865	$45,810	$27,411

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. All costs are expensed as incurred, including sales commissions. Sales commissions are expensed in the quarter in which the related order is received and are paid in the month subsequent to the end of that quarter, which results in increased expenses prior to the recognition of related revenues. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Our provision for income taxes in 2016 consists of income taxes for federal and certain states in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries. Our benefit from income taxes in 2014 included a tax benefit for the recognition of our U.S. federal and certain state deferred tax assets. The tax benefit was partially offset by our income tax provision for federal and certain state income taxes in the United States, as well as income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations data:
Revenues	$197,925	$164,284	$133,579
Cost of revenues (1)	42,473	33,885	28,963
Gross profit	155,452	130,399	104,616
Operating expenses:
Research and development (1)	35,267	29,451	26,320
Sales and marketing (1)	57,970	49,569	48,049
General and administrative (1)	32,108	26,573	21,000
Total operating expenses	125,345	105,593	95,369
Income from operations	30,107	24,806	9,247
Other income (expense), net	322	(286)	(634)
Income before income taxes	30,429	24,520	8,613
Provision for (benefit from) income taxes	11,205	8,655	(21,631)
Net income	$19,224	$15,865	$30,244
____________________

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$1,858	$1,250	$757
Research and development	5,678	4,936	2,470
Sales and marketing	4,870	3,867	2,407
General and administrative	7,743	7,441	4,915
Total stock-based compensation	$20,149	$17,494	$10,549

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2016	2015	2014
Revenues	100%	100%	100%
Cost of revenues	21	21	22
Gross profit	79	79	78
Operating expenses:
Research and development	18	18	19
Sales and marketing	29	30	36
General and administrative	16	16	16
Total operating expenses	63	64	71
Income from operations	15	15	7
Other expense, net	0	0	0
Income before income taxes	15	15	6
Provision for (benefit from) income taxes	6	5	(16)
Net income	10%	10%	23%

Comparison of Years Ended December 31, 2016 and 2015
Revenues

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$197,925	$164,284	$33,641	20%

Revenues increased $33.6 million in 2016 compared to 2015. Revenues from customers existing at or prior to December 31, 2015 grew by $20.4 million to $184.7 million during 2016, representing 112% of total revenues in 2015. We expect revenue growth from existing customers to continue. Subscriptions from new customers added in 2016 contributed $13.2 million to the increase in revenues. Of the total increase of $33.6 million, $24.3 million was from customers in the United States and the remaining $9.3 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$42,473	$33,885	$8,588	25%
Percentage of revenues	21%	21%
Gross profit percentage	79%	79%

Cost of revenues increased $8.6 million in 2016 compared to 2015, primarily due to an increase in personnel expenses of $2.7 million to support the continued growth of our business; a $2.2 million increase in depreciation expense related to additional computer hardware and software; increased third-party software license maintenance expense of $2.1 million; increased data center costs and equipment repairs and maintenance of $0.5 million; increased overhead costs of $0.5 million; and increased temporary services of $0.2 million as we continue to grow.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$35,267	$29,451	$5,816	20%
Percentage of revenues	18%	18%

Research and development expenses increased $5.8 million in 2016 compared to 2015, primarily due to an increase in personnel expenses of $4.9 million, driven by the increase in the number of employees; increased temporary services of $0.5 million; and increased overhead costs of $0.5 million as we continue to grow. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$57,970	$49,569	$8,401	17%
Percentage of revenues	29%	30%

Sales and marketing expenses increased $8.4 million in 2016 compared to 2015, primarily due to an increase in personnel expenses of $5.2 million, principally due to the increase in the number of employees; increased marketing expenses of $2.1 million, primarily trade show, lead generation and branding expenses; and increased software license and maintenance fees of $0.9 million.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$32,108	$26,573	$5,535	21%
Percentage of revenues	16%	16%

General and administrative expenses increased $5.5 million in 2016 compared to 2015, primarily driven by increased legal, accounting, consulting and temporary services of $2.8 million; increased personnel expenses of $2.4 million, principally due to additional employees to support the growth of our business; $0.7 million of a non-recurring expense in 2016 related to the remittance of payroll taxes from fiscal year 2013 through May 2016; and a $0.3 million increase in dues and subscriptions. These increases were partially offset by lower bad debt expense of $0.7 million.

Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Other income (expense), net	$322	$(286)	$608	(213)%
Percentage of revenues	0%	0%

Other income (expense), net, increased $0.6 million in 2016 compared to 2015, primarily due to an increase in investment and interest income and lower foreign exchange losses.

Provision for Income Taxes

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$11,205	$8,655	$2,550	29%
Percentage of revenues	6%	5%

The increase in the provision for income taxes in 2016 compared to 2015 is primarily due to the significant increase in income before tax of $30.4 million in 2016 compared to $24.5 million in 2015.

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
Cost of revenues increased $4.9 million in 2015 compared to 2014, primarily due to a $2.3 million increase in depreciation expenses related to additional computer hardware and software; increased third-party software maintenance expense of $1.6 million; increased stock-based compensation expense of $0.5 million; and increased data center costs of $0.3 million to support the continued growth of our business.
Research and Development Expenses

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Research and development	$29,451	$26,320	$3,131	12%
Percentage of revenues	18%	19%
Research and development expenses increased $3.1 million in 2015 compared to 2014, primarily due to an increase in personnel expenses of $3.2 million, due to addition of new employees and higher stock-based compensation. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions as well as develop new solutions and capabilities.
Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Sales and marketing	$49,569	$48,049	$1,520	3%
Percentage of revenues	30%	36%
Sales and marketing expenses increased $1.5 million in 2015 compared to 2014, primarily due to an increased marketing program and trade show activities of $0.8 million due to growth of the business and introduction of new solutions; and an increase in personnel expenses of $0.6 million, principally due to higher stock-based compensation.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
General and administrative	$26,573	$21,000	$5,573	27%
Percentage of revenues	16%	16%
General and administrative expenses increased $5.6 million in 2015 compared to 2014, primarily due to an increase in personnel expenses of $2.9 million, principally due to higher employee stock-based compensation and the addition of new employees to support the growth of our business; increased professional services of $1.0 million to support growth and compliance with legal and regulatory requirements, including the additional requirements of the Sarbanes-Oxley Act now that we are no longer an Emerging Growth Company; and increased bad debt expense and other fees of $1.0 million.
Other Expense, Net

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Other expense, net	$(286)	$(634)	$348	(55)%
Percentage of revenues	0%	0%
Other expense, net increased $0.3 million in 2015 compared to 2014, primarily due to lower foreign exchange losses in 2015.
Provision for (Benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2015	2014	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$8,655	$(21,631)	$30,286	NM*
Percentage of revenues	5%	(16)%
*NM - Not meaningful
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

Liquidity and Capital Resources

At December 31, 2016, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $289.6 million, including $3.9 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to U.S. income taxes on such amounts, less previously paid foreign income taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2016, 2015 and 2014, respectively. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $20.0 to $25.0 million through December 31, 2017 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. In addition, we expect to spend $13.0 to $15.0 million related to the construction of certain leasehold improvements for our new headquarters with approximately 50% to be reimbursed by the landlord not to exceed $8.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$68,110	$65,960	$41,423
Cash used in investing activities	(96,490)	(61,348)	(14,333)
Cash provided by financing activities	23,419	10,582	7,093
Effect of exchange rate changes on cash and cash equivalents	—	—	(48)
Net (decrease) increase in cash and cash equivalents	$(4,961)	$15,194	$34,135

Cash Flows from Operating Activities

In 2016, cash flows from operating activities of $68.1 million resulted primarily from our net income of approximately $19.2 million, as adjusted by increases in deferred revenues of $17.9 million, attributable to our continued growth in sales; accrued liabilities of $9.7 million; non-cash items including depreciation and amortization expense of $17.0 million and stock-based compensation expense of $20.1 million. These increases are partially offset by the non-cash effect of excess tax benefits from stock based compensation of $8.7 million, an increase in prepaid expenses and other assets of $2.1 million and an increase in accounts receivable of $4.9 million.

In 2015, cash flows from operating activities of $66.0 million resulted primarily from our net income of approximately $15.9 million, as adjusted by an increase in deferred revenues of $21.4 million, attributable to our continued growth and an increase in subscriptions exceeding one year, and by non-cash items including depreciation and amortization expense of $14.4 million, stock-based compensation expense of $17.5 million and net utilization of deferred income taxes of $6.6 million. These increases are partially offset by an increase in accounts receivable of $10.2 million.

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

Cash Flows from Investing Activities

In 2016, cash used in investing activities of $96.5 million was primarily attributable to net purchases of investments of $73.2 million, arising from cash provided from operating activities. Additionally, $23.2 million of cash was used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

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

Cash Flows from Financing Activities

In 2016, cash provided by financing activities of $23.4 million was primarily attributable to $15.2 million of proceeds from the exercise of stock options and $8.7 million of excess tax benefits from stock based compensation.

In 2015, cash provided by financing activities of $10.6 million was primarily attributable to $10.1 million of proceeds from the exercise of stock options.

In 2014, cash provided by financing activities of $7.1 million was primarily attributable to proceeds of $7.6 million from the exercise of stock options, partially offset by repayments on our capital lease obligations of $0.8 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and office equipment. The following table summarizes our contractual cash obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$41,397	$7,128	$9,419	$7,371	$17,479

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarter office facility. The lease commences May 1, 2018 and has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. We will be provided access to the facility in the first half of 2017 to begin construction of certain leasehold improvements.

In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit (classified as restricted cash) to secure our obligations through the end of the lease term.

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

Based on the analysis of positive and negative factors noted above, we do not have a valuation allowance against U.S. federal and certain state deferred tax assets. We believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2016 for our California deferred tax assets. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.
In the fourth quarter of 2014, we considered our increasing realized profitability, forecasted future profitability, our ability to better absorb uncertainties in future profits, and the cumulative effect of changes in the macro-economic environment surrounding the IT security industry, which ultimately resulted in increased demand for our solutions. We determined that the objective and verifiable positive evidence outweighed the negative evidence and recorded a $23.7 million tax benefit for the recognition of our U.S. federal and certain state deferred tax assets.
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

Interest Rate Sensitivity
We have $289.6 million in cash, cash equivalents and short-term and long-term investments at December 31, 2016. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Qualys, Inc.
We have audited the accompanying consolidated balance sheets of Qualys Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(1). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualys Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed unqualified opinion.
/s/ GRANT THORNTON LLP
San Francisco, CA
February 24, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Qualys, Inc.
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Francisco, California
February 24, 2017

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$86,737	$91,698
Short-term investments	157,119	87,268
Accounts receivable, net of allowance of $702 and $769 at December 31, 2016 and 2015, respectively	47,024	42,325
Prepaid expenses and other current assets	9,808	7,945
Total current assets	300,688	229,236
Long-term investments	45,725	43,277
Property and equipment, net	39,401	31,329
Deferred tax assets, net	16,590	16,079
Intangible assets, net	987	1,360
Restricted cash	1,200	—
Goodwill	317	317
Other noncurrent assets	2,096	1,916
Total assets	$407,004	$323,514
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,051	$2,368
Accrued liabilities	13,317	11,786
Deferred revenues, current	114,964	98,025
Total current liabilities	130,332	112,179
Deferred revenues, noncurrent	15,528	14,564
Other noncurrent liabilities	2,731	1,205
Total liabilities	148,591	127,948
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 35,841,001 and 34,414,631 shares issued and outstanding at December 31, 2016 and 2015, respectively	36	34
Additional paid-in capital	266,794	223,228
Accumulated other comprehensive loss	(156)	(211)
Accumulated deficit	(8,261)	(27,485)
Total stockholders’ equity	258,413	195,566
Total liabilities and stockholders’ equity	$407,004	$323,514

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$197,925	$164,284	$133,579
Cost of revenues	42,473	33,885	28,963
Gross profit	155,452	130,399	104,616
Operating expenses:
Research and development	35,267	29,451	26,320
Sales and marketing	57,970	49,569	48,049
General and administrative	32,108	26,573	21,000
Total operating expenses	125,345	105,593	95,369
Income from operations	30,107	24,806	9,247
Other income (expense), net:
Interest expense	(26)	(6)	(9)
Interest income	1,320	570	452
Other expense, net	(972)	(850)	(1,077)
Total other income (expense), net	322	(286)	(634)
Income before income taxes	30,429	24,520	8,613
Provision for (benefit from) income taxes	11,205	8,655	(21,631)
Net income	$19,224	$15,865	$30,244
Net income per share:
Basic	$0.55	$0.47	$0.92
Diluted	$0.50	$0.42	$0.81
Weighted average shares used in computing net income per share:
Basic	35,247	34,050	32,979
Diluted	38,369	38,184	37,170

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$19,224	$15,865	$30,244
Available-for-sale investments:
Change in net unrealized loss on investments, net of tax	(57)	(202)	—
Less: reclassification adjustment for net realized gain (loss) included in net income, net of tax	112	(19)	(28)
Net change	55	(221)	(28)
Other comprehensive income (loss), net	55	(221)	(28)
Comprehensive income	$19,279	$15,644	$30,216

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$19,224	$15,865	$30,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,994	14,360	11,897
Bad debt expense	199	851	470
Loss on disposal of property and equipment	55	5	324
Stock-based compensation	20,149	17,494	10,549
Amortization of premiums and accretion of discounts on investments	1,000	594	565
Excess tax benefits from stock-based compensation	(8,700)	(487)	(259)
Impairment of intangible assets	—	255	—
Deferred income taxes	(440)	6,564	(22,599)
Changes in operating assets and liabilities:
Accounts receivable	(4,898)	(10,183)	(4,882)
Prepaid expenses and other assets	(2,107)	(1,011)	(3,456)
Restricted cash	(1,200)	—	—
Accounts payable	(1,220)	(3,293)	2,332
Accrued liabilities	9,696	3,339	1,622
Deferred revenues	17,903	21,378	14,817
Other noncurrent liabilities	1,455	229	(201)
Net cash provided by operating activities	68,110	65,960	41,423
Cash flows from investing activities:
Purchases of investments	(222,953)	(146,707)	(157,660)
Sales and maturities of investments	149,708	105,509	157,339
Purchases of property and equipment	(23,245)	(20,051)	(13,914)
Capitalized software development costs	—	(99)	(98)
Net cash used in investing activities	(96,490)	(61,348)	(14,333)
Cash flows from financing activities:
Proceeds from exercise of stock options	15,157	10,095	7,639
Excess tax benefits from stock-based compensation	8,700	487	259
Payments for taxes related to net share settlement of equity awards	(438)	—	—
Principal payments under capital lease obligations	—	—	(805)
Net cash provided by financing activities	23,419	10,582	7,093
Effect of exchange rate changes on cash and cash equivalents	—	—	(48)
Net (decrease) increase in cash and cash equivalents	(4,961)	15,194	34,135
Cash and cash equivalents at beginning of period	91,698	76,504	42,369
Cash and cash equivalents at end of period	$86,737	$91,698	$76,504
Supplemental disclosures of cash flow information
Cash paid for interest expense	$27	$6	$9
Cash paid for income taxes, net of refunds	856	995	347
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	1,438	—	1,399
Vesting of early exercised common stock options	—	19	47

See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2013	32,375,299	$32	$176,641	$38	$(73,594)	$103,117
Net income	—	—	—	—	30,244	30,244
Change in unrealized loss on investments	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options	1,216,710	2	7,637	—	—	7,639
Vesting of early exercised common stock options	—	—	47	—	—	47
Excess tax benefits from stock-based compensation	—	—	259	—	—	259
Repurchase of unvested early exercised stock options	(125)	—	—	—	—	—
Issuance of common stock in exchange for services	2,401	—	50	—	—	50
Stock-based compensation	—	—	10,499	—	—	10,499
Balances at December 31, 2014	33,594,285	34	195,133	10	(43,350)	151,827
Net income	—	—	—	—	15,865	15,865
Change in unrealized loss on investments	—	—	—	(221)	—	(221)
Issuance of common stock upon exercise of stock options	807,846	—	10,095	—	—	10,095
Issuance of common stock upon vesting of restricted stock units	12,500	—	—	—	—	—
Vesting of early exercised common stock options	—	—	19	—	—	19
Excess tax benefits from stock-based compensation	—	—	487	—	—	487
Stock-based compensation	—	—	17,494	—	—	17,494
Balances at December 31, 2015	34,414,631	34	223,228	(211)	(27,485)	195,566
Net income	—	—	—	—	19,224	19,224
Change in unrealized gain in investments	—	—	—	55	—	55
Issuance of common stock upon exercise of stock options	1,399,157	2	15,155	—	—	15,157
Issuance of common stock upon vesting of restricted stock units	25,213	—	—	—	—	—
Issuance of common stock in exchange for services	2,000	—	26	—	—	26
Excess tax benefits from stock-based compensation	—	—	8,700	—	—	8,700
Taxes from release of the restricted share units	—	—	(438)	—	—	(438)
Stock-based compensation	—	—	20,123	—	—	20,123
Balances at December 31, 2016	35,841,001	$36	$266,794	$(156)	$(8,261)	$258,413
See accompanying Notes to Consolidated Financial Statements

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, stock-based compensation and the provision for income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying consolidated financial statements.

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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of December 31, 2016 and 2015, no customer or channel partner accounted for more than 10% of the Company's accounts receivable balance.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company purchases physical scanner appliances and other computer equipment that are provided to customers on a subscription basis. This equipment is recorded within property and equipment on the accompanying consolidated balance sheet, and the depreciation is recorded to cost of revenues over an estimated useful life of three years.

Upon retirement or disposal, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance that do not extend the life of an asset are expensed as incurred and major improvements are capitalized as property and equipment.

Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. As of December 31, 2016, the Company has not written down any of its long-lived assets as a result of impairment.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2016 and concluded there was no impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment in 2016 and concluded that as of December 31, 2016, there was no impairment of the indefinite-lived intangible assets.

If the qualitative assessment indicates there is more than a 50% likelihood that the fair value is less than the carrying amount of the reporting unit or the intangible asset, the Company would perform a two-step test. In the first step, the carrying value of the reporting unit or intangible asset is compared to its estimated fair value. If the estimated fair value is less than the carrying value, then potential impairment exists. In the second step, for goodwill, the Company calculates the amount of any impairment by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. For indefinite-lived intangible assets, the Company performs the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. In 2015, the Company determined there was an impairment of certain indefinite-lived intangible assets and recorded a write-off of $0.3 million, recorded in other expense, net.

Certain other intangible assets acquired are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist. The Company’s intangible assets are comprised primarily of existing technology, patent license, and non-competition agreements and are amortized over periods ranging from three to fourteen years on a straight-line basis. As of December 31, 2016, the Company has not written down any of these intangible assets as a result of impairment.

Software Development Costs
The Company capitalizes qualifying software costs developed for internal use. These costs generally include internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other consulting expenses. Total capitalized development costs are $0.4 million and $0.4 million at December 31, 2016 and 2015, respectively, and the related accumulated amortization is $0.4 million and $0.3 million at December 31, 2016 and 2015.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016, the Company had two outstanding forward contracts with notional amounts of 7.6 million Euros and 4.6 million British Pounds, respectively, both with the expiry date of February 2, 2017. At December 31, 2015, the Company had two outstanding forward contracts with notional amounts of 6.1 million Euros and 2.6 million British Pounds, which expired on January 31, 2016. These forward contracts were entered into as of December 30, 2016 and December 31, 2015, respectively, and had a fair value of $0 at both December 31, 2016 and 2015. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions:

	Year Ended December 31,
	2016	2015	2014

Net gain from forward contracts	$554	$608	$727
Other foreign currency transaction losses	(1,324)	(1,051)	(1,391)
Total foreign exchange loss, net	$(770)	$(444)	$(664)

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

We recognize revenues for certain limited scan arrangements, for which expiration dates can be extended, on an as-used basis.

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

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. The Company incurred advertising costs of $7.7 million, $6.1 million and $5.3 million for 2016, 2015 and 2014, respectively.

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
The Company applies a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions. The Company only recognizes an income tax expense or benefit with respect to uncertain tax positions in its financial statements that the Company judges is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

processes. To make this judgment, the Company must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then the Company must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled after a tax examination has been completed, the Company must also estimate the likelihood that another taxing authority could review the respective tax position. The Company must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of the Company's disclosures in its financial statements. The Company must reevaluate its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale investments, net of tax, which are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are remeasured at average exchange rates during the period. Foreign currency remeasurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction losses of $0.8 million, $0.4 million and $0.7 million during 2016, 2015 and 2014, respectively.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. In computing diluted net income per share, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding stock options. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be antidilutive.

Recent Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used.
The FASB has recently issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The amendments include ASU 2016-08, Revenue from Contracts with Customers (Topic 606)-Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09, and ASU 2016-10, Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing, which was issued in April 2016, and amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt the new standard effective January 1, 2018.
The Company currently plans to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time.
While the Company's assessment is ongoing, it currently believes that the most significant impacts are related to the potential deferral of sales commissions and contract costs and the accounting for financing components of certain long term contracts.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, among other things, lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet. In addition, this ASU requires disclosing key information about leasing arrangements. This guidance supersedes existing lease guidance and is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Pursuant to the leasing criteria, most of our leased space and equipment leases will be capitalized assets on the balance sheet with an offsetting financing obligation.   In the statement of operations, what was formerly rent expense will be bifurcated into depreciation and interest expense.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, intended to simplify and improve various aspects related to how employee-share based payment transactions are accounted for and presented in the financial statements. The ASU addresses income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company will adopt this guidance in its first quarter of 2017. Currently, excess tax benefits or deficiencies from the Company's equity awards are recorded as additional paid-in capital in its consolidated balance sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its equity awards in its consolidated statements of operations in the reporting periods in which vesting or exercise occurs. As a result, subsequent to adoption, the Company's income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting or exercise dates of equity awards. Additionally, this guidance must be adopted using a modified retrospective transition method. As a result, upon adoption, the Company anticipates recording an increase of approximately $8.5 million in deferred tax assets with a corresponding reduction in retained earnings on its consolidated balance sheets.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), to provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.	Fair Value of Financial Instruments

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$72,673	$—	$—	$72,673
Money market funds	473	—	—	473
Commercial paper	13,591	—	—	13,591
Total	86,737	—	—	86,737
Short-term investments:
Commercial paper	14,782	5	—	14,787
Corporate bonds	13,490	—	(11)	13,479
Asset-backed securities	1,235	—	—	1,235
U.S. government agencies	127,660	—	(42)	127,618
Total	157,167	5	(53)	157,119
Long-term investments:
Asset-backed securities	5,091	2	—	5,093
U.S. government agencies	29,501	—	(71)	29,430
Corporate bonds	11,243	—	(41)	11,202
Total	45,835	2	(112)	45,725
Total	$289,739	$7	$(165)	$289,581

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,372	$—	$—	$61,372
Money market funds	3,980	—	—	3,980
U.S. government agencies	8,999	1	—	9,000
Commercial paper	17,345	1	—	17,346
Total	91,696	2	—	91,698
Short-term investments:
Commercial paper	10,447	1	—	10,448
Corporate bonds	12,448	—	(13)	12,435
U.S. government agencies	64,422	3	(40)	64,385
Total	87,317	4	(53)	87,268
Long-term investments:
Asset-backed securities	7,007	—	(18)	6,989
U.S. government agencies	32,683	—	(142)	32,541
Corporate bonds	3,751	—	(4)	3,747
Total	43,441	—	(164)	43,277
Total	$222,454	$6	$(217)	$222,243

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$28,378	$—	$28,378
U.S. government agencies	—	157,048	—	157,048
Corporate bonds	—	24,681	—	24,681
Asset-backed securities	—	6,328	—	6,328
Total	$—	$216,435	$—	$216,435

	December 31, 2015
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$27,794	$—	$27,794
U.S. government agencies	—	105,926	—	105,926
Corporate bonds	—	16,182	—	16,182
Asset-backed securities	—	6,989	—	6,989
Total	$—	$156,891	$—	$156,891

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	December 31, 2016
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$28,378	$—	$—	$28,378
U.S. government agencies	127,619	29,430	—	157,049
Corporate bonds	15,149	9,532	—	24,681
Asset-backed securities	6,327	—	—	6,327
Total	$177,473	$38,962	$—	$216,435

	December 31, 2015
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$27,794	$—	$—	$27,794
U.S. government agencies	73,385	32,541	—	105,926
Corporate bonds	12,435	3,747	—	16,182
Asset-backed securities	—	3,411	3,578	6,989
Total	$113,614	$39,699	$3,578	$156,891

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and 2015, derivative financial instruments, consisting of foreign currency forward contracts, were valued at $0 as the contracts were entered into on the last day of the respective reporting periods. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$57,295	$48,192
Computer software	19,716	12,484
Furniture, fixtures and equipment	3,425	2,804
Scanner appliances	14,776	22,627
Leasehold improvements	3,694	3,367
Total property and equipment	98,906	89,474
Less: accumulated depreciation and amortization	(59,505)	(58,145)
Property and equipment, net	$39,401	$31,329

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers have a net carrying value of $8.3 million and $8.4 million at December 31, 2016 and 2015, respectively, including assets that have not been placed in service of $1.3 million and $1.4 million, respectively. Other fixed assets not placed in service at December 31, 2016 and 2015, included in computer equipment and leasehold improvements, were $3.6 million and $4.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $16.6 million, $13.9 million and $11.5 million for 2016, 2015 and 2014, respectively.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology, patent license and non-competition agreements acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			December 31,
			2016		2015
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,728)	$182	$(1,456)	$454
Patent license	14 years	1,388	(623)	765	(522)	866
Non-competition agreements and other	3 years	171	(171)	—	(171)	—
Total intangibles subject to amortization		$3,469	$(2,522)	947	$(2,149)	1,320
Intangible assets not subject to amortization				40		40
Total intangible assets, net				$987		$1,360

Intangibles amortization expense for each of 2016, 2015 and 2014 was $0.4 million. In 2015, the Company wrote off $0.3 million related to the impairment of certain intangible assets that were not subject to amortization.

As of December 31, 2016, the Company expects amortization expense in future periods to be as follows (in thousands):

2017	$282
2018	100
2019	100
2020	100
2021	100
2022 and thereafter	265
Total expected future amortization expense	$947

Goodwill, which is not subject to amortization, totaled $0.3 million as of December 31, 2016 and 2015.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.	Commitments and Contingencies

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2028.

The following are the minimum annual lease payments due under operating leases at December 31, 2016 (in thousands):

2017	$7,128
2018	5,371
2019	4,048
2020	3,846
2021	3,525
Thereafter	17,479
Total minimum lease payments	$41,397

Rent expense was $7.1 million, $6.6 million and $6.2 million for 2016, 2015 and 2014, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of December 31, 2016 and 2015, the Company has accrued $0.4 million and $0.5 million of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

On October 14, 2016, the Company entered into a lease agreement (included in the table above) for its new headquarter office facility. The lease commences May 1, 2018 and has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. The Company will be provided access to the facility in the first half of fiscal 2017 to begin construction of certain leasehold improvements.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At December 31, 2016, the Company has not recorded any material liabilities for contingencies.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.	Stockholders' Equity and Stock-based Compensation

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2016 as follows:

Options and RSUs outstanding under equity incentive plans
2000 Equity Incentive Plan	2,718,517
2012 Equity Incentive Plan	5,396,496
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan	1,425,230
Total shares reserved for future issuance	9,540,243

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2016 and 2015, there are no issued or outstanding shares of preferred stock.

Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the 2012 Plan) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participant's incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares equivalent to up to 8,069,184 shares of common stock as of December 31, 2016. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2016, 1,425,230 shares were available for grant under the 2012 Plan.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-based Compensation

Stock-based compensation included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenues	$1,858	$1,250	$757
Research and development	5,678	4,936	2,470
Sales and marketing	4,870	3,867	2,407
General and administrative	7,743	7,441	4,915
Total stock-based employee compensation	$20,149	$17,494	$10,549

Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2016, the Company had $23.2 million of total unrecognized employee compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.8 years.
The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.0 to 5.9	4.9 to 5.9	5.3 to 5.9
Volatility	45% to 49%	45% to 48%	48% to 52%
Risk-free interest rate	1.1% to 1.3%	1.3% to 1.7%	1.5% to 1.7%
Dividend yield	—	—	—

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

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.7 million, $0.6 million and $0.7 million for 2016, 2015 and 2014, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is remeasured as they vest over a performance period.

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2013	7,039,093	$7.17	6.5	$112,312
Granted	2,744,150	$26.16
Exercised	(1,216,710)	$6.28
Canceled	(961,126)	$16.91
Balance as of December 31, 2014	7,605,407	$12.93	6.5	$188,743
Granted	1,526,450	$39.50
Exercised	(807,846)	$12.50
Canceled	(744,953)	$27.67
Balance as of December 31, 2015	7,579,058	$16.88	5.9	$131,345
Granted	2,120,633	$26.64
Exercised	(1,399,157)	$10.83
Canceled	(772,854)	$31.57
Balance as of December 31, 2016	7,527,680	$19.25	6.0	$101,717
Vested and expected to vest—December 31, 2016	7,008,375	$18.43	5.7	$99,875
Exercisable—December 31, 2016	5,137,869	$14.49	4.6	$91,928
The following table summarizes the outstanding and vested stock options at December 31, 2016:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$1.90 - $1.90	938,282	$1.90	0.07	938,282	$1.90
$2.10 - $2.80	161,970	$2.73	2.21	161,970	$2.73
$3.80 - $3.80	1,057,235	$3.80	2.92	1,057,235	$3.80
$4.10 - $12.68	841,480	$8.50	4.87	835,654	$8.49
$13.50 - $25.17	1,126,929	$22.19	7.74	592,323	$20.13
$25.56 - $25.56	1,064,551	$25.56	9.28	146,263	$25.56
$26.86 - $30.58	1,065,841	$28.78	7.37	968,961	$28.74
$31.67 - $37.28	905,161	$35.41	8.88	220,324	$36.55
$40.68 - $40.89	225,661	$40.82	7.55	154,011	$40.79
$52.14 - $52.14	140,570	$52.14	7.46	62,846	$52.14
	7,527,680	$19.25	5.96	5,137,869	$14.49
The weighted-average grant date fair value of the Company’s stock options granted during 2016, 2015 and 2014 was $11.12, $16.51 and $12.07, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2016, 2015 and 2014 was $23.6 million, $25.2 million and $33.1 million, respectively.
The intrinsic value of options exercised was $25.0 million, $22.7 million and $25.7 million during 2016, 2015 and 2014, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
The terms and conditions of RSUs and RSAs, including vesting criteria and timing are set by the board of directors. The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.
A summary of the Company’s RSUs and RSAs activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	—	$—
Granted	60,000	$37.28
Vested	(12,500)	$37.28
Cancelled	—	$—
Balance as of December 31, 2015	47,500	$37.28
Granted	681,350	$28.52
Vested	(39,998)	$27.49
Cancelled	(101,519)	$31.12
Balance as of December 31, 2016	587,333	$28.85
Expected to vest as of December 31, 2016	409,789	$28.81

As of December 31, 2016, the Company had $10.6 million of unrecognized compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 3.2 years.

401(k) Plan
The Company’s 401(k) Plan (the “401(k) Plan”) was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. As of December 31, 2016 and 2015, the Company has made contributions to the 401(k) Plan of $0.6 million and $0 million, respectively.

NOTE 7.	Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Foreign exchange losses	$(770)	$(444)	$(664)
Other expense	(202)	(406)	(413)
Other expense, net	$(972)	$(850)	$(1,077)

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.	Income Taxes

The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$28,982	$22,540	$7,384
Foreign	1,447	1,980	1,229
Income before income taxes	$30,429	$24,520	$8,613

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$8,334	$115	$—
State	1,125	1,041	317
Foreign	963	693	651
Total current provision	10,422	1,849	968
Deferred
Federal	611	7,115	(22,184)
State	126	(247)	(433)
Foreign	46	(62)	18
Total deferred provision (benefit)	783	6,806	(22,599)
Total provision for (benefit from) income taxes	$11,205	$8,655	$(21,631)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	2.2	1.4
Stock-based compensation	2.4	0.5	1.3
Foreign source income	0.9	0.6	3.9
Change in valuation allowance	1.3	1.3	(270.5)
Incremental federal rate benefit previously not recognized	—	—	(7.0)
Federal and state research and development credit	(3.6)	(3.9)	(11.3)
Other	(1.3)	(0.4)	(3.9)
Provision for (benefit from) income taxes	36.8%	35.3%	(251.1)%

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$1,472	$1,936
Research and development credit carryforwards	3,334	6,508
Accrued liabilities	681	614
Deferred revenues	5,018	3,838
Deferred rent	74	142
Intangible assets	409	246
Stock-based compensation	12,513	8,301
Other	1,225	1,396
Gross deferred tax assets	24,726	22,981
Valuation allowance	(3,688)	(3,303)
Net deferred tax assets	21,038	19,678
Deferred tax liabilities
Fixed assets	(4,448)	(3,599)
Intangible assets	—	—
Total deferred tax liabilities	(4,448)	(3,599)
Net deferred tax assets	$16,590	$16,079
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
The Company believes it is more likely than not that its California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, the Company continues to record the valuation allowance of $3.7 million as of December 31, 2016 for its California deferred tax assets. During the year ended December 31, 2016, the valuation allowance had increased by $0.4 million to $3.7 million.
At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $31.5 million and $4.6 million respectively, available to reduce federal and state taxable income. The excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for federal is $29.0 million. The Company’s federal net operating losses expire in the years 2022 to 2034, and its state net operating losses expire from 2016 to 2033. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2016, the Company had federal and state research and

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development credits of $7.0 million and $6.7 million, respectively. Federal research and development credits expire in the years 2022 to 2036. State research and development credits do not expire.
U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for non-U.S. subsidiaries. The Company intends to continue to reinvest the earnings of these foreign subsidiaries indefinitely. The Company’s share of undistributed earnings of foreign subsidiaries that could be subject to additional U.S. income tax if remitted was approximately $11.0 million and $8.7 million as of December 31, 2016 and 2015, respectively. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable. If the undistributed earnings are remitted to the U.S. these amounts would be taxable in the U.S. at the current federal and state tax rates net of foreign tax credits. Also, depending on the jurisdiction any distribution would potentially be subject to withholding taxes at rates applicable to that jurisdiction.
The evaluation of an unrecognized tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statement each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than fifty percent likelihood of being realized.
A reconciliation of the Company’s unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits beginning balance	$3,506	$3,330	$3,255
Gross increase for tax positions of prior years	2	20	—
Gross decrease for tax positions of prior years	(15)	(171)	(127)
Gross increase for tax positions of current year	659	418	332
Lapse of statute of limitations	(81)	(91)	(130)
Total unrecognized tax benefits	$4,071	$3,506	$3,330
The unrecognized tax benefits, if recognized, would impact the income tax provision by $2.4 million, $2.1 million and $2.1 million as of December 31, 2016, 2015 and 2014, respectively.
The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2016, 2015 and 2014.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2011 to 2016 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of France which remains open to examination for the 2012 through 2015 tax years only. As of December 31, 2016, the Company was not under examination by the Internal Revenue Service or any state tax jurisdictions.
A retroactive and permanent reinstatement of the federal research and development tax credit was signed into law on December 18, 2015 in accordance with the Protecting Americans from Tax Hikes Act of 2015. The Company recorded a 2016 federal research and development credit of $0.7 million, net of reserves, in the fourth quarter of 2016. The California research and development credit estimated for 2016, net of reserves, is $0.6 million.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$139,743	$115,384	$93,425
Foreign	58,182	48,900	40,154
Total revenues	$197,925	$164,284	$133,579

Property and equipment, net, by geographic area, are as follows:

	December 31,
	2016	2015
	(in thousands)
United States	$30,733	$25,623
Foreign	8,668	5,706
Total property and equipment, net	$39,401	$31,329

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
Net income - basic and diluted	$19,224	$15,865	$30,244

Denominator:
Weighted-average shares used in computing net income per share - basic	35,247	34,050	32,979
Effect of potentially dilutive securities:
Common stock options	3,052	4,134	4,191
RSUs	70	—	—
Weighted-average shares used in computing net income per share - diluted	38,369	38,184	37,170
Net income per share:
Basic	$0.55	$0.47	$0.92
Diluted	$0.50	$0.42	$0.81

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Common stock options	3,241	1,582	1,689
RSUs	24	—	—

NOTE 11.	Quarterly Financial Information (Unaudited)

The following table sets forth unaudited consolidated statements of operations data for each of the quarters in the two-year period ended December 31, 2016. The unaudited quarterly consolidated statements of operations data set forth below have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, reflect all necessary adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of such data. Historical results are not necessarily indicative of the results for the full year or any other period. This data should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	Mar. 31, 2015	Jun. 30, 2015	Sep. 30, 2015	Dec 31, 2015	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec 31, 2016
	(unaudited)
	(in thousands, except per share data)
Revenues	$37,493	$39,877	$42,469	$44,445	$46,248	$48,466	$50,987	$52,224
Cost of revenues	7,964	8,157	8,762	9,002	9,416	10,092	11,288	11,677
Gross profit	29,529	31,720	33,707	35,443	36,832	38,374	39,699	40,547
Operating expenses:
Research and development	7,150	7,205	7,564	7,532	7,834	9,143	9,405	8,885
Sales and marketing	11,443	12,776	12,282	13,068	13,933	14,451	14,240	15,346
General and administrative	6,016	6,427	6,983	7,147	7,468	9,068	8,067	7,505
Total operating expenses	24,609	26,408	26,829	27,747	29,235	32,662	31,712	31,736
Income from operations	4,920	5,312	6,878	7,696	7,597	5,712	7,987	8,811
Other income (expense), net	(77)	128	(154)	(183)	168	40	230	(116)
Income before income taxes	4,843	5,440	6,724	7,513	7,765	5,752	8,217	8,695
Provision for income taxes	1,841	2,124	2,601	2,089	2,982	2,214	3,221	2,788
Net income	$3,002	$3,316	$4,123	$5,424	$4,783	$3,538	$4,996	$5,907
Net income per share:
Basic	$0.09	$0.10	$0.12	$0.16	$0.14	$0.10	$0.14	$0.17
Diluted	$0.08	$0.09	$0.11	$0.14	$0.13	$0.09	$0.13	$0.15

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2016	$769	$199	$(266)	$702
Year Ended December 31, 2015	$590	$851	$(672)	$769
Year Ended December 31, 2014	$389	$470	$(269)	$590

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on February 24, 2017.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Philippe F. Courtot
Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman, President and Chief Executive Officer (principal executive officer)	February 24, 2017
Philippe F. Courtot

/s/ MELISSA B. FISHER	Chief Financial Officer (principal financial and accounting officer)	February 24, 2017
Melissa B. Fisher

/s/ SANDRA E. BERGERON	Director	February 24, 2017
Sandra E. Bergeron

/s/ DONALD R. DIXON	Director	February 24, 2017
Donald R. Dixon

/s/ JEFFREY P. HANK	Director	February 24, 2017
Jeffrey P. Hank

/s/ TODD P. HEADLEY	Director	February 24, 2017
Todd P. Headley

/s/ GENERAL PETER PACE	Director	February 24, 2017
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 24, 2017
Kristi M. Rogers

/s/ HOWARD A. SCHMIDT	Director	February 24, 2017
Howard A. Schmidt

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Amended and Restated Investor Rights Agreement, by and among Qualys, Inc. and the investors party thereto, dated July 12, 2005.		S-1	333-182027	4.2	June 8, 2012

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*	Offer Letter, between Qualys, Inc. and Melissa B. Fisher, dated April 15, 2016, as amended.		8-K	001-35662	10.1	May 2, 2016

10.7*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.8*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.1	August 10, 2012

10.9	Lease Agreement, between Qualys, Inc. and Westport Office Park, LLC, dated July 11, 2006, as amended August 10, 2007, May 20, 2010 and December 5, 2011.		S-1	333-182027	10.11	June 8, 2012

10.10	Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

10.11*	2011 Corporate Bonus Plan.		S-1	333-182027	10.12	June 8, 2012

10.12*	2012 Corporate Bonus Plan.		S-1	333-182027	10.13	June 8, 2012

10.13*	Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

10.14*†	Qualys, Inc. 2016 Corporate Bonus Plan, as amended.		10-Q	135,662,000	10.3	August 4, 2016

10.15	Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.16†	Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.17†	Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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