Form 10-Q
period 2017-03-31
QUALYS, INC.
filed 2017-05-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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
__________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant's common stock outstanding as of April 30, 2017 was 37,033,292.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$109,651	$86,737
Short-term investments	135,128	157,119
Accounts receivable, net of allowance of $510 and $702 as of March 31, 2017 and December 31, 2016, respectively	41,639	47,024
Prepaid expenses and other current assets	9,043	9,808
Total current assets	295,461	300,688
Long-term investments	63,684	45,725
Property and equipment, net	40,823	39,401
Deferred tax assets, net	37,279	16,590
Intangible assets, net	894	987
Goodwill	317	317
Restricted cash	1,200	1,200
Other noncurrent assets	1,863	2,096
Total assets	$441,521	$407,004
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,338	$2,051
Accrued liabilities	13,338	13,317
Deferred revenues, current	120,044	114,964
Total current liabilities	137,720	130,332
Deferred revenues, noncurrent	18,461	15,528
Other noncurrent liabilities	872	2,731
Total liabilities	157,053	148,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 37,022,480 and 35,841,001 shares issued and outstanding at March 31, 2017 and December 31, 2016	37	36
Additional paid-in capital	262,620	266,794
Accumulated other comprehensive loss	(226)	(156)
Retained Earnings (Accumulated deficit)	22,037	(8,261)
Total stockholders’ equity	284,468	258,413
Total liabilities and stockholders’ equity	$441,521	$407,004

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$53,121	$46,248
Cost of revenues	12,294	9,551
Gross profit	40,827	36,697
Operating expenses:
Research and development	9,823	8,109
Sales and marketing	16,014	14,167
General and administrative	7,334	6,824
Total operating expenses	33,171	29,100
Income from operations	7,656	7,597
Other income (expense), net:
Interest expense	(2)	(13)
Interest income	481	250
Other expense, net	(26)	(69)
Total other income (expense), net	453	168
Income before income taxes	8,109	7,765
(Benefit from) provision for income taxes	(13,821)	2,982
Net income	$21,930	$4,783
Net income per share:
Basic	$0.60	$0.14
Diluted	$0.56	$0.13
Weighted average shares used in computing net income per share:
Basic	36,493	34,619
Diluted	38,845	37,838

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$21,930	$4,783
Change in foreign currency translation loss, net of zero tax
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	(62)	229
Less: reclassification adjustment for net realized gain (loss) included in net income	(8)	12
Net change, net of tax	(70)	241
Other comprehensive income (loss), net	(70)	241
Comprehensive income	$21,860	$5,024

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$21,930	$4,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,820	3,834
Bad debt expense	10	80
Loss on disposal of property and equipment	2	—
Stock-based compensation	4,332	4,697
Amortization of premiums and accretion of discounts on investments	426	208
Excess tax benefits from stock-based compensation	—	(3,095)
Deferred income taxes	(22,559)	(1,086)
Excess tax benefits included in deferred tax assets	8,368	—
Changes in operating assets and liabilities:
Accounts receivable	5,375	(169)
Prepaid expenses and other assets	981	573
Accounts payable	255	2,026
Accrued liabilities	463	2,822
Deferred revenues	8,012	2,059
Other noncurrent liabilities	10	406
Net cash provided by operating activities	32,425	17,138
Cash flows from investing activities:
Purchases of investments	(60,201)	(49,450)
Sales and maturities of investments	63,738	52,176
Purchases of property and equipment	(4,543)	(4,181)
Capitalized software development costs	—	(118)
Net cash used in investing activities	(1,006)	(1,573)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,602	2,113
Excess tax benefits from stock-based compensation	—	3,095
Payments for taxes related to net share settlement of equity awards	(14,107)	—
Net cash (used in) provided by financing activities	(8,505)	5,208
Net increase in cash and cash equivalents	22,914	20,773
Cash and cash equivalents at beginning of period	86,737	91,698
Cash and cash equivalents at end of period	$109,651	$112,471

Supplemental cash flow disclosures:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$3,027	$—
Cash paid for income taxes	$380	$501

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three month periods ended March 31, 2017 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2017 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

Reclassification

The Company reclassified certain information technology expenses across the functions that benefit from their support. For the three months ended March 31, 2016, we reclassified $0.6 million out of general and administrative expenses. Of this amount we reclassified $0.1 million to cost of revenues, $0.3 million to research and development and $0.2 million to sales and marketing.

Recently adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09) intended to simplify and improve various aspects related to how employee-share based payment transactions are accounted for and presented in the financial statements. The ASU addresses income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this guidance in its first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. The Company has made the accounting policy election to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense to record each period. See Note 8 for information regarding the impact on the Company's financial statements.

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

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and related disclosures and has not yet determined whether the effect will be material.  Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly.  The Company currently believes the new standard will have the most significant impacts relating to the potential deferral of sales commissions and contract costs and the accounting for financing components of certain long term contracts.

The Company currently plans to adopt using the modified retrospective approach. However, a final decision regarding the adoption method has not been finalized at this time.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$91,022	$—	$—	$91,022
Money market funds	18,629	—	—	18,629
Total	109,651	—	—	109,651
Short-term investments:
Commercial paper	3,138	1	—	3,139
Corporate bonds	20,432	4	(20)	20,416
Asset-backed securities	107	—	—	107
U.S. government agencies	111,561	1	(96)	111,466
Total	135,238	6	(116)	135,128
Long-term investments:
Asset-backed securities	4,053	—	—	4,053
U.S. government agencies	27,785	2	(77)	27,710
Corporate bonds	31,963	11	(53)	31,921
Total	63,801	13	(130)	63,684
Total	$308,690	$19	$(246)	$308,463

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$72,673	$—	$—	$72,673
Money market funds	473	—	—	473
Commercial paper	13,591	—	—	13,591
Total	86,737	—	—	86,737
Short-term investments:
Commercial paper	14,782	5	—	14,787
Corporate bonds	13,490	—	(11)	13,479
Asset-backed securities	1,235			1,235
U.S. government agencies	127,660		(42)	127,618
Total	157,167	5	(53)	157,119
Long-term investments:
Asset-backed securities	5,091	2	—	5,093
U.S. government agencies	29,501	—	(71)	29,430
Corporate bonds	11,243	—	(41)	11,202
Total	45,835	2	(112)	45,725
Total	$289,739	$7	$(165)	$289,581

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the changes to accumulated other comprehensive income (loss) for the three months ended March 31, 2017 (in thousands):

Unrealized Gain (Loss), net on Investments
Balance at December 31, 2016	$(156)
Change in net realized gain (loss) on investments	(62)
Amounts reclassified for net realized gain (loss) included in net income	(8)
Other comprehensive income (loss), net	(70)
Balance at March 31, 2017	$(226)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	March 31, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$3,139	$—	$3,139
U.S. government agencies	—	139,176	—	139,176
Corporate bonds	—	52,337	—	52,337
Asset-backed securities	—	4,160	—	4,160
Total	$—	$198,812	$—	$198,812

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$28,378	$—	$28,378
U.S. government agencies	—	157,048	—	157,048
Corporate bonds	—	24,681	—	24,681
Asset-backed securities	—	6,328	—	6,328
Total	$—	$216,435	$—	$216,435

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual, or effective, maturity:

	March 31, 2017
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$3,139	$—	$—	$3,139
U.S. government agencies	111,466	27,710	—	139,176
Corporate bonds	22,094	21,077	9,166	52,337
Asset-backed securities	4,160	—	—	4,160
Total	$140,859	$48,787	$9,166	$198,812
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

At March 31, 2017, the Company had two outstanding forward contracts with notional amounts of 7.4 million Euros and 4.7 million British Pounds, which expired on April 28, 2017. At December 31, 2016, the Company had two outstanding forward contracts with notional amounts of 7.6 million Euros and 4.6 million British Pounds, which expired on February 2, 2017. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at March 31, 2017 and December 31, 2016. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss from forward contracts	$(257)	$(479)
Other foreign currency transactions gain	260	448
Total foreign exchange gain (loss), net	$3	$(31)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$62,558	$57,295
Computer software	20,081	19,716
Furniture, fixtures and equipment	3,963	3,425
Scanner appliances	14,799	14,776
Leasehold improvements	3,636	3,694
Total property and equipment	105,037	98,906
Less: accumulated depreciation and amortization	(64,214)	(59,505)
Property and equipment, net	$40,823	$39,401

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers had a net carrying value of $7.3 million and $8.3 million at March 31, 2017 and December 31, 2016, respectively, including assets that have not been placed in service of $0.7 million and $1.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $4.7 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology and a patent license acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			March 31, 2017		December 31, 2016
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,797)	$113	$(1,728)	$182
Patent license	14 years	1,388	(647)	741	(623)	765
Non-competition agreements and other	3 years	171	(171)	—	(171)	—
Total intangibles subject to amortization		$3,469	$(2,615)	854	$(2,522)	947
Intangible assets not subject to amortization				40		40
Total intangible assets, net				$894		$987

Intangibles amortization expense was $0.1 million for each of the three months ended March 31, 2017 and 2016.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2017	$189
2018	100
2019	100
2020	100
2021	100
2022 and thereafter	265
Total expected future amortization expense	$854

Goodwill, which is not subject to amortization, totaled $0.3 million as of March 31, 2017 and December 31, 2016.

NOTE 5.	Commitments and Contingencies

Leases

The Company leases certain computer equipment and its corporate office and data center facilities under noncancelable operating leases for varying periods through 2022.

The following are the minimum annual lease payments due under operating leases at March 31, 2017 (in thousands):

Remainder of 2017	$3,554
2018	5,864
2019	5,169
2020	4,855
2021	4,627
2022 and thereafter	26,130
Total minimum lease payments	$50,199

Rent expense was $1.9 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. Although certain of the operating lease agreements provide for escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis. As of March 31, 2017 and December 31, 2016, the Company has accrued $0.4 million and $0.4 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying condensed consolidated balance sheets.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At March 31, 2017, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 6.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 9,861,234 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2017, 3,219,256 shares were available for grant under the 2012 Plan.

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

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cost of revenues	$501	$379
Research and development	1,221	1,295
Sales and marketing	1,084	1,249
General and administrative	1,526	1,774
Total stock-based compensation	$4,332	$4,697

As of March 31, 2017, the Company had $21.3 million of total unrecognized compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 2.7 years, and $10.9 million of unrecognized compensation cost related to unvested RSUs that it expects to recognize over a weighted-average period of 3.1 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2016	7,527,680	$19.25	6.0	$101,717
Granted	72,650	$36.25
Exercised	(1,624,982)	$4.54
Canceled	(115,592)	$33.45
March 31, 2017	5,859,756	$23.26	6.9	$88,263
Vested and expected to vest - March 31, 2017	4,492,571	$24.83	7.3	$60,984
Exercisable - March 31, 2017	3,777,739	$19.65	5.9	$70,365

Restricted Stock

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Grant Date Fair Value Per Share

December 31, 2016	587,333	$28.85
Granted	84,299	$36.25
Released	(22,776)	$25.86
Canceled	(37,665)	$32.87
March 31, 2017	611,191	$29.74
Outstanding and expected to vest - March 31, 2017	454,889	$29.64

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Foreign exchange gain (loss)	$3	$(31)
Other income (expense)	(29)	(38)
Other expense, net	$(26)	$(69)

NOTE 8.	Income Taxes

The Company recorded an income benefit of $13.8 million and a tax provision of $3.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in the tax provision recorded for the three months ended March 31, 2017 is primarily due to the recognition of excess tax benefits related to stock-based compensation as a result of the adoption of ASU 2016-09. The Company's effective income tax rate is

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

approximately (170.4)% for the three months ended March 31, 2017 as compared to approximately 38.4% for the three months ended March 31, 2016.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $6.0 million and $0.5 million. In addition, in the three months ended March 31, 2017, the Company generated approximately $38.4 million of future tax benefits which can be used to offset federal and state taxable income.

As of March 31, 2017, the Company had unrecognized tax benefits of $4.5 million, of which $0.7 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2016, the Company had unrecognized tax benefits of $4.1 million, of which $2.5 million, if recognized, would favorably impact the Company's effective tax rate.

The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $8.4 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits from stock-based compensation which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three months ended March 31, 2017, the Company recognized a benefit of $16.1 million related to the excess tax benefits.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
United States	$37,461	$32,689
Foreign	15,660	13,559
Total revenues	$53,121	$46,248

Property and equipment, net, by geographic area, are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
United States	$32,680	$30,733
Foreign	8,143	8,668
Total property and equipment, net	$40,823	$39,401

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income	$21,930	$4,783
Denominator:
Weighted-average shares used in computing net income per share:
Basic	36,493	34,619
Effect of potentially dilutive securities:
Common stock options	2,176	3,219
Restricted stock units	176	—
Diluted	38,845	37,838
Net income per share:
Basic	$0.60	$0.14
Diluted	$0.56	$0.13

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Common stock options	1,432	3,115
Restricted stock units	53	—
	1,485	3,115

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on February 24, 2017.

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

IT infrastructures are more complex and more globally-distributed today than ever before, as organizations of all sizes increasingly rely upon a myriad of interconnected information systems and related IT assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving technologies intended to improve organizations’ operations can also increase vulnerability to cyber attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud-based security and compliance solutions.

We designed our Qualys Cloud Platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether they reside inside the organization, on their network perimeter, on endpoints or in the cloud. Our solutions are designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale across a broad range of industries, enabling faster implementation and lower total cost of ownership than traditional on-premise enterprise software products. Our customers, ranging from some of the largest global organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. Our VM Solutions have provided a substantial majority of our revenues to date, representing 75% for the three months ended March 31, 2017.

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

Our revenues increased to $53.1 million in the three months ended March 31, 2017 from $46.2 million for the comparable period in 2016, representing an increase of $6.9 million or 15%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages)
Adjusted EBITDA	$16,808	$16,128
Percentage of revenues	32%	35%

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Free cash flow	$27,882	$12,839

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation and (6) other non-recurring adjustments.

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net income	$21,930	$4,783
Other (income) expense, net	(453)	(168)
(Benefit) provision for income taxes	(13,821)	2,982
Depreciation and amortization of property and equipment	4,727	3,724
Amortization of intangible assets	93	110
Stock-based compensation	4,332	4,697
Adjusted EBITDA	$16,808	$16,128

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$32,425	$17,138
Less:
Purchases of property and equipment	(4,543)	(4,181)
Capitalized software development costs	—	(118)
Free cash flow	$27,882	$12,839

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal and human resources support teams, as well as professional services, insurance, fees, and allocation of overhead costs. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

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

Sales Taxes

We present our revenues net of sales tax in our condensed consolidated statements of operations.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$53,121	$46,248
Cost of revenues (1), (2)	12,294	9,551
Gross profit	40,827	36,697
Operating expenses:
Research and development (1), (2)	9,823	8,109
Sales and marketing (1), (2)	16,014	14,167
General and administrative (1), (2)	7,334	6,824
Total operating expenses	33,171	29,100
Income from operations	7,656	7,597
Other income (expense), net	453	168
Income before income taxes	8,109	7,765
(Benefit from) provision for income taxes	(13,821)	2,982
Net income	$21,930	$4,783

____________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cost of revenues	$501	$379
Research and development	1,221	1,295
Sales and marketing	1,084	1,249
General and administrative	1,526	1,774
Total stock-based compensation	$4,332	$4,697

(2)
The Company reclassified certain information technology expenses across the functions that benefit from their support. For the three months ended March 31, 2016, we reclassified $0.6 million out of general and administrative expenses. Of this amount we reclassified $0.1 million to cost of revenues, $0.3 million to research and development and $0.2 million to sales and marketing.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2017	2016
Revenues	100%	100%
Cost of revenues	23	21
Gross profit	77	79
Operating expenses:
Research and development	18	18
Sales and marketing	30	31
General and administrative	14	15
Total operating expenses	62	63
Income from operations	14	16
Other income (expense), net	1	0
Income before income taxes	15	16
(Benefit from) provision for income taxes	(26)	6
Net income	41%	10%

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$53,121	$46,248	$6,873	15%

Revenues increased $6.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to new customer subscriptions entered into after March 31, 2016 and from an increase in the purchase of subscriptions from existing customers. Of the total increase of $6.9 million, $4.8 million was from customers in the United States and the remaining $2.1 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Cost of revenues	$12,294	$9,551	$2,743	29%
Percentage of revenues	23%	21%
Gross profit percentage	77%	79%

Cost of revenues increased $2.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to increased personnel expenses of $1.0 million to support continued growth of our business; a $0.9 million increase in depreciation expense related to the expansion of our data centers, computer hardware, and software; increased overhead costs of $0.3 million and increased third-party software license and maintenance expense of $0.3 million.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Research and development	$9,823	$8,109	$1,714	21%
Percentage of revenues	18%	18%

Research and development expenses increased $1.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in personnel expenses of $1.5 million, driven by the increase in the number of employees, and increased overhead costs of $0.3 million as we continue to grow. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Sales and marketing	$16,014	$14,167	$1,847	13%
Percentage of revenues	30%	31%

Sales and marketing expenses increased $1.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to increased personnel expenses of $1.0 million, principally due to an increase in the number of employees; increased overhead costs of $0.5 million; and increased software license fees, maintenance fees and training expenses of $0.3 million.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$7,334	$6,824	$510	7%
Percentage of revenues	14%	15%

General and administrative expenses increased $0.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by increased employer payroll taxes of $0.7 million resulting from stock option exercises during the quarter ended March 31, 2017. This increase was partially offset by lower professional services of $0.1 million and lower bad debt of $0.1 million.
Total Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Total other income (expense), net	$453	$168	$285	170%
Percentage of revenues	1%	0%

Total other income (expense), net increased by $0.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in interest income as our cash and investment balances increased year over year.
Income Taxes

	Three Months Ended
	March 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(13,821)	$2,982	$(16,803)	(563)%
Effective Tax Rate	(170.4)%	38.4%

We recorded an income tax benefit of $13.8 million and income tax provision of $3.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in the tax provision for the three months ended March 31, 2017 is primarily due to the recognition of excess tax benefits related to stock-based compensation as a result of the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09) intended to simplify and improve various aspects related to how employee-share based payment transactions are accounted for and presented in the financial statements.

Liquidity and Capital Resources

At March 31, 2017, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $308 million, including $3.5 million held outside of the United States by our foreign subsidiaries. We do not intend to repatriate these funds generated from foreign operations to fund our domestic operations.

We have experienced positive cash flows from operations during the three months ended March 31, 2017 and 2016. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$32,425	$17,138
Cash used in investing activities	(1,006)	(1,573)
Cash (used in) provided by financing activities	(8,505)	5,208
Net increase in cash and cash equivalents	$22,914	$20,773

Cash Flows from Operating Activities

In the three months ended March 31, 2017, cash flows from operating activities of $32.4 million primarily resulted from our net income of approximately $21.9 million, as adjusted by an increase in deferred revenues of $8.0 million attributable to our continued growth, and a decrease of our accounts receivable of $5.4 million. These working capital increases were further increased by non-cash items including excess tax benefits included in deferred tax assets of $8.4 million, depreciation and amortization expense of $4.8 million and stock-based compensation of $4.3 million. These increases were partially offset by additions to deferred income tax assets of $22.6 million.

In the three months ended March 31, 2016, cash flows from operating activities of $17.1 million resulted from our net income of approximately $4.8 million, as adjusted by an increase in deferred revenues of $2.1 million, attributable to our continued growth, an increase in accounts payable and accrued liabilities of $4.8 million and by non-cash items including depreciation and amortization expense of $3.8 million and stock-based compensation expense of $4.7 million. These increases were partially offset by an increase in accounts receivable of $0.2 million, excess tax benefits from stock-based compensation of $3.1 million, and additions to deferred income tax assets of $1.1 million.

Cash Flows from Investing Activities

In the three months ended March 31, 2017, cash used in investing activities of $1.0 million was primarily attributable to $4.5 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development. This increase was partially offset by sales and maturities of investments, net of purchases of $3.5 million.

In the three months ended March 31, 2016, cash used in investing activities of $1.6 million was primarily attributable to $4.2 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and physical scanner appliances provided to certain customers as part of their subscriptions, and sales and maturities of investments, net of purchases of $2.7 million.

Cash Flows from Financing Activities

In the three months ended March 31, 2017, cash used in financing activities of $8.5 million was primarily attributable to payments for taxes related to employee net share settlement of equity awards of $14.1 million, partially offset by the proceeds from the exercise of stock options of $5.6 million.

In the three months ended March 31, 2016, cash provided by financing activities of $5.2 million was primarily attributable to $3.1 million of tax benefit from exercise of stock options and $2.1 million of proceeds from the exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at March 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and thereafter
	(in thousands)
Operating lease obligations	$50,199	$3,554	$11,033	$9,482	$26,130
Total	$50,199	$3,554	$11,033	$9,482	$26,130

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarter office facility. The lease commences on May 1, 2018 and has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. We will be provided access to the facility in the first half of 2017 to begin construction of certain leasehold improvements.

In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit (classified as restricted cash) to secure our obligations through the end of the lease term.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2017, we made regular payments on our operating lease obligations of $1.3 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 24, 2017, the accounting policies related to revenue recognition, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Interest Rate Sensitivity

We have $308 million in cash, cash equivalents and short-term and long-term investments at March 31, 2017. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 75% of our revenues from subscriptions to our core Vulnerability Management solutions for the three months ended March 31, 2017. In the three months ended March 31, 2017 and 2016, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring, Cloud Agent for VM, AssetView, and ThreatPROTECT.

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

•	our effective tax rate;

•	the amount and timing of income tax credits that we recognize resulting from excess tax benefits related to stock-based compensation;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and

•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

In addition, as of March 31, 2017, approximately 51% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. Our headcount increased from 431 employees at the beginning of 2015 to 721 employees at March 31, 2017. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2017, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2017, we incurred approximately 18% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2017, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have nine issued patents and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2016, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls) investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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

From time to time, we have released, and may continue to release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. These estimates include, but are not limited to, certain items such as the amount and timing of income tax credits that we recognize resulting from excess tax benefits from stock-based compensation. Our guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

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

As of March 31, 2017, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 16% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2017, we had approximately 37.0 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of March 31, 2017, there were approximately 0.6 million of restricted stock units and options to purchase approximately 5.9 million shares of our common stock outstanding. If such restricted stock units are released or options are exercised, these additional shares will become available for sale. As of March 31, 2017, we had an aggregate of 3.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on May 4, 2017.

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