Form 10-Q
period 2017-06-30
QUALYS, INC.
filed 2017-08-03
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of the Registrant's common stock outstanding as of July 31, 2017 was 37,521,887.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$130,572	$86,737
Short-term investments	148,290	157,119
Accounts receivable, net of allowance of $687 and $702 as of June 30, 2017 and December 31, 2016, respectively	46,359	47,024
Prepaid expenses and other current assets	19,055	9,808
Total current assets	344,276	300,688
Long-term investments	45,003	45,725
Property and equipment, net	42,768	39,401
Deferred tax assets, net	35,622	16,590
Intangible assets, net	801	987
Goodwill	317	317
Restricted cash	1,200	1,200
Other noncurrent assets	1,959	2,096
Total assets	$471,946	$407,004
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,924	$2,051
Accrued liabilities	13,836	13,317
Deferred revenues, current	124,738	114,964
Total current liabilities	140,498	130,332
Deferred revenues, noncurrent	16,701	15,528
Other noncurrent liabilities	8,685	2,731
Total liabilities	165,884	148,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 37,501,697 and 35,841,001 shares issued and outstanding at June 30, 2017 and December 31, 2016	38	36
Additional paid-in capital	277,020	266,794
Accumulated other comprehensive loss	(235)	(156)
Retained Earnings (Accumulated deficit)	29,239	(8,261)
Total stockholders’ equity	306,062	258,413
Total liabilities and stockholders’ equity	$471,946	$407,004

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$55,302	$48,466	$108,423	$94,714
Cost of revenues	12,153	10,260	24,447	19,811
Gross profit	43,149	38,206	83,976	74,903
Operating expenses:
Research and development	10,525	9,488	20,348	17,597
Sales and marketing	15,383	14,728	31,397	28,895
General and administrative	8,232	8,278	15,566	15,102
Total operating expenses	34,140	32,494	67,311	61,594
Income from operations	9,009	5,712	16,665	13,309
Other income (expense), net:
Interest expense	(1)	(1)	(3)	(14)
Interest income	541	290	1,022	540
Other expense, net	(180)	(249)	(206)	(318)
Total other income (expense), net	360	40	813	208
Income before income taxes	9,369	5,752	17,478	13,517
(Benefit from) provision for income taxes	2,167	2,214	(11,654)	5,196
Net income	$7,202	$3,538	$29,132	$8,321
Net income per share:
Basic	$0.19	$0.10	$0.79	$0.24
Diluted	$0.18	$0.09	$0.74	$0.22
Weighted average shares used in computing net income per share:
Basic	37,277	35,120	36,887	34,869
Diluted	39,535	38,143	39,207	37,988

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$7,202	$3,538	$29,132	$8,321
Change in foreign currency translation loss, net of zero tax	—	—	—	—
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	(29)	80	(80)	273
Less: reclassification adjustment for net realized gain included in net income	20	2	2	50
Net change, net of tax	(9)	82	(78)	323
Other comprehensive income (loss), net	(9)	82	(78)	323
Comprehensive income	$7,193	$3,620	$29,054	$8,644

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$29,132	$8,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,783	7,828
Bad debt expense	296	106
Loss on disposal of property and equipment	2	39
Stock-based compensation	10,779	10,019
Amortization of premiums and accretion of discounts on investments	850	390
Excess tax benefits from stock-based compensation	—	(3,713)
Deferred income taxes	(20,897)	(85)
Excess tax benefits included in deferred tax assets	8,368	—
Changes in operating assets and liabilities:
Accounts receivable	369	1,833
Prepaid expenses and other assets	(1,067)	(83)
Accounts payable	(206)	(2)
Accrued liabilities	109	4,886
Deferred revenues	10,947	4,237
Other non-current liabilities	477	685
Net cash provided by operating activities	48,942	34,461
Cash flows from investing activities:
Purchases of investments	(102,665)	(87,364)
Sales and maturities of investments	111,288	75,156
Purchases of property and equipment	(13,179)	(8,966)
Net cash used in investing activities	(4,556)	(21,174)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,603	9,496
Excess tax benefits from stock-based compensation	—	3,713
Payments for taxes related to net share settlement of equity awards	(15,154)	—
Net cash (used in) provided by financing activities	(551)	13,209
Net increase in cash and cash equivalents	43,835	26,496
Cash and cash equivalents at beginning of period	86,737	91,698
Cash and cash equivalents at end of period	$130,572	$118,194

Supplemental cash flow disclosures:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,193	$7,379
Cash paid for income taxes	$540	$631
Not yet received tenant allowance recorded in other assets, accrued liabilities and other non-current liabilities	$8,076	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2017 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.

Reclassification

The Company reclassified certain information technology expenses across the functions that benefit from their support. For the three months ended June 30, 2016, the Company reclassified $0.8 million out of general and administrative expenses. Of this amount the Company reclassified $0.2 million to cost of revenues, $0.3 million to research and development and $0.3 million to sales and marketing. For the six months ended June 30, 2016, the Company reclassified $1.4 million out of general and administrative expenses. Of this amount the Company reclassified $0.3 million to cost of revenues, $0.6 million to research and development and $0.5 million to sales and marketing.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. Early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements.

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

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$105,943	$—	$—	$105,943
Money market funds	20,233	—	—	20,233
U.S. government agencies	4,396	—	—	4,396
Total	130,572	—	—	130,572
Short-term investments:
Commercial paper	3,245	—	—	3,245
Corporate bonds	25,997	4	(23)	25,978
U.S. government agencies	119,242	—	(175)	119,067
Total	148,484	4	(198)	148,290
Long-term investments:
Asset-backed securities	3,472	—	(1)	3,471
U.S. government agencies	14,274	—	(30)	14,244
Corporate bonds	27,298	20	(30)	27,288
Total	45,044	20	(61)	45,003
Total	$324,100	$24	$(259)	$323,865

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$72,673	$—	$—	$72,673
Money market funds	473	—	—	473
Commercial paper	13,591	—	—	13,591
Total	86,737	—	—	86,737
Short-term investments:
Commercial paper	14,782	5	—	14,787
Corporate bonds	13,490	—	(11)	13,479
Asset-backed securities	1,235			1,235
U.S. government agencies	127,660		(42)	127,618
Total	157,167	5	(53)	157,119
Long-term investments:
Asset-backed securities	5,091	2	—	5,093
U.S. government agencies	29,501	—	(71)	29,430
Corporate bonds	11,243	—	(41)	11,202
Total	45,835	2	(112)	45,725
Total	$289,739	$7	$(165)	$289,581

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the changes to accumulated other comprehensive income (loss) for the six months ended June 30, 2017 (in thousands):

Unrealized Gain (Loss), net on Investments
Balance at December 31, 2016	$(156)
Change in net realized gain (loss) on investments	(80)
Amounts reclassified for net realized gain (loss) included in net income	2
Other comprehensive income (loss), net	(78)
Balance at June 30, 2017	$(234)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	June 30, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$3,245	$—	$3,245
U.S. government agencies	—	137,709	—	137,709
Corporate bonds	—	53,264	—	53,264
Asset-backed securities	—	3,471	—	3,471
Total	$—	$197,689	$—	$197,689

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$28,378	$—	$28,378
U.S. government agencies	—	157,048	—	157,048
Corporate bonds	—	24,681	—	24,681
Asset-backed securities	—	6,328	—	6,328
Total	$—	$216,435	$—	$216,435

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the fair value of securities classified as available-for-sale by contractual, or effective, maturity:

	June 30, 2017
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$3,245	$—	$—	$3,245
U.S. government agencies	118,057	15,256	—	133,313
Corporate bonds	25,978	15,169	12,117	53,264
Asset-backed securities	2,622	850	—	3,472
Total	$149,902	$31,275	$12,117	$193,294
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

At June 30, 2017, the Company had two outstanding forward contracts with notional amounts of 7 million Euros and 4.8 million British Pounds, which expire on July 31, 2017. At December 31, 2016, the Company had two outstanding forward contracts with notional amounts of 7.6 million Euros and 4.6 million British Pounds, which expired on February 2, 2017. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at June 30, 2017 and December 31, 2016. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized in Other expense, net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss from forward contracts	$(865)	$552	$(1,122)	$74
Other foreign currency transactions gain	733	(721)	993	(274)
Total foreign exchange gain (loss), net	$(132)	$(169)	$(129)	$(200)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$65,579	$57,295
Computer software	20,107	19,716
Furniture, fixtures and equipment	3,966	3,425
Scanner appliances	14,434	14,776
Leasehold improvements	7,298	3,694
Total property and equipment	111,384	98,906
Less: accumulated depreciation and amortization	(68,616)	(59,505)
Property and equipment, net	$42,768	$39,401

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers had a net carrying value of $7.8 million and $8.3 million at June 30, 2017 and December 31, 2016, respectively, including assets that have not been placed in service of $0.6 million and $1.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $4.9 million and $3.9 million for the three months ended June 30, 2017 and 2016, respectively, and $9.6 million and $7.6 million for the six months ended June 30, 2017 and 2016 respectively.

NOTE 4.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology and a patent license acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

			June 30, 2017		December 31, 2016
	Estimated Lives	Cost	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Existing technology	7 years	$1,910	$(1,865)	$45	$(1,728)	$182
Patent license	14 years	1,388	(672)	716	(623)	765
Total intangibles subject to amortization		$3,298	$(2,537)	761	$(2,351)	947
Intangible assets not subject to amortization				40		40
Total intangible assets, net				$801		$987

Intangibles amortization expense was $0.1 million for each of the three months ended June 30, 2017 and 2016 and $0.2 million for each of the six months ended June 30, 2017 and 2016.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2017	$96
2018	100
2019	100
2020	100
2021	100
2022 and thereafter	265
Total expected future amortization expense	$761

Goodwill, which is not subject to amortization, totaled $0.3 million as of June 30, 2017 and December 31, 2016.

NOTE 5.	Commitments and Contingencies

Leases

The Company leases certain computer equipment and its corporate office and data center facilities under non-cancelable operating leases for varying periods through 2028.

The following are the minimum annual lease payments due under operating leases at June 30, 2017 (in thousands):

Remainder of 2017	$2,410
2018	5,902
2019	5,199
2020	4,874
2021	4,646
2022 and thereafter	26,133
Total minimum lease payments	$49,164

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Rent expense was $2.4 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $4.3 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. We record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. When we receive tenant allowances upon entering into certain leases, we record the allowances as short-term or long-term tenant allowance liability and amortize them using the straight-line method as a reduction to rent expense over the term of the lease.
As of June 30, 2017 and December 31, 2016, the Company had accrued $8.1 million and $0.4 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

On October 14, 2016, the Company entered into a lease agreement (included in the table above) for its new headquarter office facility. The lease payments commence on May 1, 2018 and has a ten-year term through April 30, 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. The Company took possession of the facility on May 1, 2017 and began construction of certain leasehold improvements. The Company recorded a tenant improvement allowance of $8.1 million.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At June 30, 2017, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 6.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 9,861,234 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2017, 2,459,834 shares were available for grant under the 2012 Plan.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$536	$423	$1,037	$802
Research and development	1,505	1,493	2,726	2,788
Sales and marketing	1,129	1,389	2,213	2,638
General and administrative	3,277	2,017	4,803	3,791
Total stock-based compensation	$6,447	$5,322	$10,779	$10,019

As of June 30, 2017, the Company had $20.1 million of total unrecognized compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 2.6 years , and $33.8 million of unrecognized compensation cost related to unvested RSUs that it expects to recognize over a weighted-average period of 2.8 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2016	7,527,680	$19.25	6.0	$101,717
Granted	249,950	$37.78
Exercised	(2,036,841)	$8.04
Canceled	(219,681)	$34.53
June 30, 2017	5,521,108	$23.61	6.8	$96,133
Vested and expected to vest - June 30, 2017	5,160,376	$23.06	6.6	$92,715
Exercisable - June 30, 2017	3,599,569	$19.65	5.8	$75,806

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Stock

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Grant Date Fair Value Per Share

December 31, 2016	587,333	$28.85
Granted	828,958	$38.32
Released	(112,065)	$28.24
Canceled	(73,411)	$31.27
June 30, 2017	1,230,815	$36.14
Outstanding and expected to vest - June 30, 2017	1,058,449	$35.18

NOTE 7.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Foreign exchange gain (loss)	$(132)	$(169)	$(129)	$(200)
Other income (expense)	(48)	(80)	(77)	(118)
Other expense, net	$(180)	$(249)	$(206)	$(318)

NOTE 8.	Income Taxes

The Company recorded a tax provision of $2.2 million for each of the three months ended June 30, 2017 and 2016. The Company's effective income tax rate was approximately 23.1% and 38.5% for the three months ended June 30, 2017 and 2016, respectively.

The Company recorded a tax benefit of $(11.7) million and a tax provision of $5.2 million for the six months ended June 30, 2017 and 2016, respectively. The Company's effective income tax rate was approximately (66.7) % and 38.4 % for the six months ended June 30, 2017 and 2016, respectively.

The tax provision for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was relatively flat. While the Company had higher taxable income in the three months ended June 30, 2017 we also had a greater amount of excess tax benefits related to stock based compensation to offset our tax provision expense. The impact of the higher taxable income offset by excess tax benefits was a lowered effective tax rate for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

The decrease in the tax provision for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and the decrease in the effective tax rate recorded for the three and six months ended June 30, 2017 was primarily due to the discrete event of recognizing the excess tax benefits related to stock based compensation as required by ASU 2016-09.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company adopted ASU 2016-09 as required on January 1, 2017. In following ASU 2016-09 the Company recognized a discrete tax benefit from excess tax benefits related to stock based compensation of $16.8 million for the three months ended March 31, 2017 and $18.2 million for the six months ended June 30, 2017. The standard will result in increased volatility in the Company's effective tax rate. In the first quarter ended March 31, 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $8.4 million with corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits from stock based compensation which had not been previously recognized as of January 1, 2017.

As of June 30, 2017, the Company had unrecognized tax benefits of $4.5 million, of which $2.6 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2016, the Company had unrecognized tax benefits of $4.1 million, of which $2.4 million, if recognized, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
United States	$39,038	$34,190	$76,499	$66,879
Foreign	16,264	14,276	31,924	27,835
Total revenues	$55,302	$48,466	$108,423	$94,714

Property and equipment, net, by geographic area, are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
United States	$34,774	$30,733
Foreign	7,994	8,668
Total property and equipment, net	$42,768	$39,401

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net income	$7,202	$3,538	$29,132	$8,321
Denominator:
Weighted-average shares used in computing net income per share:
Basic	37,277	35,120	36,887	34,869
Effect of potentially dilutive securities:
Common stock options	2,003	2,989	2,110	3,107
Restricted stock units	255	34	210	12
Diluted	39,535	38,143	39,207	37,988
Net income per share:
Basic	$0.19	$0.10	$0.79	$0.24
Diluted	$0.18	$0.09	$0.74	$0.22

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Common stock options	1,261	3,892	1,307	3,540
Restricted stock units	9	10	6	20
	1,270	3,902	1,313	3,560

Note 11. Subsequent Event

On August 1, 2017 the Company announced the acquisition of Pune-based Nevis Networks, expanding the Company’s domain expertise in passive scanning and deep packet inspection as well as accelerating its entrance into the mitigation and response segment, natively from the Qualys Cloud Platform. We expect the acquisition to close in our quarter ending September 30, 2017.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. Our VM Solutions have provided a substantial majority of our revenues to date, representing 75% for the six months ended June 30, 2017.

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

Our revenues increased to $108.4 million in the six months ended June 30, 2017 from $94.7 million for the comparable period in 2016, representing an increase of $13.7 million or 14%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Adjusted EBITDA	$20,419	$15,744	$37,227	$31,872
Percentage of revenues	37%	32%	34%	34%

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Free cash flow	$35,763	$25,495

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$7,202	$3,538	$29,132	$8,321
Other (income) expense, net	(360)	(40)	(813)	(208)
(Benefit) provision for income taxes	2,167	2,214	(11,654)	5,196
Depreciation and amortization of property and equipment	4,854	3,885	9,564	7,609
Amortization of intangible assets	109	109	219	219
Stock-based compensation	6,447	5,322	10,779	10,019
One-time tax related expense	$—	$716	$—	$716
Adjusted EBITDA (1)	$20,419	$15,744	$37,227	$31,872

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

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$48,942	$34,461
Less:
Purchases of property and equipment	(13,179)	(8,966)
Free cash flow	$35,763	$25,495

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

Provision for Income Taxes

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally lower than U.S. tax rates, and may be subject to U.S. income taxes. Our effective rates differ from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, deductible and non-deductible stock-based compensation expense and other adjustments.

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

Sales Taxes

We present our revenues net of sales tax in our condensed consolidated statements of operations.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$55,302	$48,466	$108,423	$94,714
Cost of revenues (1), (2)	12,153	10,260	24,447	19,811
Gross profit	43,149	38,206	83,976	74,903
Operating expenses:
Research and development (1), (2)	10,525	9,488	20,348	17,597
Sales and marketing (1), (2)	15,383	14,728	31,397	28,895
General and administrative (1), (2)	8,232	8,278	15,566	15,102
Total operating expenses	34,140	32,494	67,311	61,594
Income from operations	9,009	5,712	16,665	13,309
Other income (expense), net	360	40	813	208
Income before income taxes	9,369	5,752	17,478	13,517
(Benefit from) provision for income taxes	2,167	2,214	(11,654)	5,196
Net income	$7,202	$3,538	$29,132	$8,321
____________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$536	$423	$1,037	$802
Research and development	1,505	1,493	2,726	2,788
Sales and marketing	1,129	1,389	2,213	2,638
General and administrative	3,277	2,017	4,803	3,791
Total stock-based compensation	$6,447	$5,322	$10,779	$10,019

(2)
We reclassified certain information technology expenses across the functions that benefit from their support. For the three months ended June 30, 2016, we reclassified $0.8 million out of general and administrative expenses. Of this amount we reclassified $0.2 million to cost of revenues, $0.3 million to research and development and $0.3 million to sales and marketing. For the six months ended June 30, 2016, we reclassified $1.4 million out of general and administrative expenses. Of this amount we reclassified $0.3 million to cost of revenues, $0.6 million to research and development and $0.5 million to sales and marketing.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	100%	100%	100%	100%
Cost of revenues	22	21	23	21
Gross profit	78	79	77	79
Operating expenses:
Research and development	19	20	19	19
Sales and marketing	28	30	29	31
General and administrative	15	17	14	16
Total operating expenses	62	67	62	65
Income from operations	16	12	15	14
Other income (expense), net	1	0	1	0
Income before income taxes	17	12	16	14
(Benefit from) provision for income taxes	4	5	(11)	5
Net income	13%	7%	27%	9%

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$55,302	$48,466	$6,836	14%	$108,423	$94,714	$13,709	14%

Revenues increased $6.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2016. Of the total increase of $6.8 million, $4.8 million was from customers in the United States and the remaining $2.0 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our solutions.

Revenues increased $13.7 million for the six months ended June 30, 2017 compared to the same period a year ago, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2016. Of the total increase of $13.7 million, $9.6 million was from customers in the United States and the remaining $4.1 million was from customers in foreign countries.

Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Cost of revenues	$12,153	$10,260	$1,893	18%	$24,447	$19,811	$4,636	23%
Percentage of revenues	22%	21%			23%	21%
Gross profit percentage	78%	79%			77%	79%

Cost of revenues increased $1.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increased depreciation expense of $0.9 million related to the expansion of our data centers, computer hardware, and software, and increased personnel expenses of $0.8 million to support continued growth of our business.

For the six months ended June 30, 2017, cost of revenues increased $4.6 million compared to the six months ended June 30, 2016, primarily due to increased personnel expenses of $1.9 million to support continued growth of our business; a $1.7 million increase in depreciation expense related to the expansion of our data centers, computer hardware, and software; increased overhead costs of $0.6 million; and increased third-party software license and maintenance expense of $0.3 million.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Research and development	$10,525	$9,488	$1,037	11%	$20,348	$17,597	$2,751	16%
Percentage of revenues	19%	20%			19%	19%

Research and development expenses increased $1.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to an increase in personnel expenses of $1.1 million, driven by the increase in the number of employees, and increased overhead costs of $0.3 million. These increases were partially offset by a decrease in consulting and temporary services of $0.3 million and a decrease in travel and training expenses of $0.1 million.

Research and development expenses increased $2.8 million for the six months ended June 30, 2017 compared to the same period a year ago, primarily due to an increase in personnel expenses of $2.7 million, driven by the increase in the number of employees, and increased overhead costs of $0.6 million as we continue to grow. These increases were partially offset by a decrease in consulting and temporary services of $0.3 million, a $0.1 million decrease in travel expense, and a $0.1 million decrease in licenses and software costs. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Sales and marketing	$15,383	$14,728	$655	4%	$31,397	$28,895	$2,502	9%
Percentage of revenues	28%	30%			29%	31%

Sales and marketing expenses increased $0.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to increased advertising and customer acquisition costs of $0.6 million; increased overhead costs of $0.4 million; and increased personnel expenses of $0.3 million, principally due to an increase in the number of employees. These increases were partially offset by a decrease in costs related to trade shows of $0.3 million and a decrease in consulting and temporary services of $0.2 million.

Sales and marketing expenses increased $2.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to increased personnel expenses of $1.3 million, principally due to an increase in the number of employees; advertising and customer acquisition costs of $0.9 million; and overhead costs of $0.9 million. These increases were partially offset by a decrease in costs related to trade shows of $0.5 million and a decrease in consulting and temporary services of $0.2 million.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$8,232	$8,278	$(46)	(1)%	$15,566	$15,102	$464	3%
Percentage of revenues	15%	17%			14%	16%

General and administrative expenses were relatively flat for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a decrease of $0.7 million in a non-recurring expense related to the remittance of payroll taxes from fiscal year 2013 through May 2016; a decrease of $0.6 million in consulting and professional services; and a decrease in net overhead costs of $0.5 million. These declines were partially offset by an increase in personnel expenses of $1.3 million, primarily from stock-based compensation, a $0.3 million increase in bad debt expense and a $0.3 million increase in payroll tax penalty.

General and administrative expenses increased $0.5 million for the six months ended June 30, 2017 compared to the same period a year ago, primarily driven by increased personnel expenses of $2.8 million, primarily from stock-based compensation; a $0.3 million increase in payroll tax penalty; and a $0.2 million increase in bad debt expense. These increases were partially offset by decreases in net overhead costs of $1.3 million; consulting and professional services of $0.8 million; and a non-recurring expense of $0.7 million related to the remittance of payroll taxes from fiscal year 2013 through May 2016.

Total Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Total other income (expense), net	$360	$40	$320	800%	$813	$208	$605	291%
Percentage of revenues	1%	0%			1%	0%

Total other income (expense), net increased by $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and by $0.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in interest income as our cash and investment balances increased year over year.

Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$2,167	$2,214	$(47)	(2)%	$(11,654)	$5,196	$(16,850)	(324)%
Effective Tax Rate	23.1%	38.5%			(66.7)%	38.4%

We recorded an income tax provision of $2.2 million for each of the three months ended June 30, 2017 and 2016. The decrease in the effective tax rate for the three months ended June 30, 2017 was primarily due to recognizing excess tax benefits related to stock-based compensation as required by ASU 2016-09.

We recorded an income tax benefit of $11.7 million and an income tax provision of $5.2 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in the tax provision and the effective tax rate for the six months ended June 30, 2017 was primarily due to recognizing excess tax benefits related to stock-based compensation as required by ASU 2016-09.

Liquidity and Capital Resources

At June 30, 2017, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $324 million, including $3.8 million held outside of the United States by our foreign subsidiaries. We do not intend to repatriate these funds generated from foreign operations to fund our domestic operations.

We experienced positive cash flows from operations during the six months ended June 30, 2017 and 2016. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$48,942	$34,461
Cash used in investing activities	(4,556)	(21,174)
Cash (used in) provided by financing activities	(551)	13,209
Net increase in cash and cash equivalents	$43,835	$26,496

Cash Flows from Operating Activities

For the six months ended June 30, 2017, cash flows from operating activities of $48.9 million primarily resulted from our net income of approximately $29.1 million, as adjusted by an increase in deferred revenues of $10.9 million attributable to our continued growth. This working capital increase was further increased by non-cash items including stock-based compensation of $10.8 million, depreciation and amortization expense of $9.8 million and excess tax benefits included in deferred tax assets of $8.4 million. These increases were partially offset by additions to deferred income tax assets of $20.9 million.

For the six months ended June 30, 2016, cash flows from operating activities of $34.5 million resulted from our net income of approximately $8.3 million, as adjusted by an increase in deferred revenues of $4.2 million, attributable to our continued growth, an increase in accounts payable and accrued liabilities of $4.9 million due to the purchase of a large software license in the period, and a decrease in accounts receivable of $1.8 million. These working capital increases were further increased by non-cash items including depreciation and amortization expense of $7.8 million and stock-based compensation expense of $10.0 million. These increases were partially offset by excess tax benefits from stock-based compensation of $3.7 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2017, cash used in investing activities of $4.6 million was primarily attributable to $13.2 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development. This increase was partially offset by sales and maturities of investments, net of purchases of $8.6 million.

For the six months ended June 30, 2016, cash used in investing activities of $21.2 million was primarily attributable to $9.0 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions; and purchases of investments, net of sales and maturities of $12.2 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2017, cash used in financing activities of $0.6 million was primarily attributable to payments for taxes related to employee net share settlement of equity awards of $15.2 million, partially offset by the proceeds from the exercise of stock options of $14.6 million.

For the six months ended June 30, 2016, cash provided by financing activities of $13.2 million was primarily attributable to $9.5 million of proceeds from the exercise of stock options and $3.7 million of tax benefit from exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at June 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and thereafter
	(in thousands)
Operating lease obligations	$49,164	$2,410	$11,101	$9,520	$26,133
Total	$49,164	$2,410	$11,101	$9,520	$26,133

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarter office facility. The lease commences on May 1, 2018 and has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. We gained access to the facility on May 1, 2017 and began construction of certain leasehold improvements.

In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit (classified as restricted cash) to secure our obligations through the end of the lease term.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the six months ended June 30, 2017, we made regular payments on our operating lease obligations of $2.5 million.

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

Interest Rate Sensitivity

We have $324 million in cash, cash equivalents and short-term and long-term investments at June 30, 2017. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 75% of our revenues from subscriptions to our core Vulnerability Management solutions for the six months ended June 30, 2017. In the six months ended June 30, 2017 and 2016, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring, Cloud Agent for VM, AssetView, and ThreatPROTECT.

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

In addition, as of June 30, 2017, approximately 53% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. Our headcount increased from 431 employees at January 1, 2015 to 772 employees at June 30, 2017. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2017, we derived approximately 40% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2017, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2017, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $6.0 million as of December 31, 2016. Increases in our effective tax rate could harm our operating results.

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

As of June 30, 2017, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 15% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2017, we had approximately 37.5 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of June 30, 2017, there were approximately 1.2 million of restricted stock units and options to purchase approximately 5.5 million shares of our common stock outstanding. If such restricted stock units are released or options are exercised, these additional shares will become available for sale. As of June 30, 2017, we had an aggregate of 2.5 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on August 3, 2017.

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