Form 10-Q
period 2017-09-30
QUALYS, INC.
filed 2017-11-03
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of the Registrant's common stock outstanding as of October 31, 2017 was 37,919,527.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$90,517	$86,737
Short-term investments	212,210	157,119
Accounts receivable, net of allowance of $658 and $702 as of September 30, 2017 and December 31, 2016, respectively	46,354	47,024
Prepaid expenses and other current assets	18,299	9,808
Total current assets	367,380	300,688
Long-term investments	40,358	45,725
Property and equipment, net	51,281	39,401
Deferred tax assets, net	32,359	16,590
Intangible assets, net	5,801	987
Goodwill	900	317
Restricted cash	1,200	1,200
Other noncurrent assets	2,048	2,096
Total assets	$501,327	$407,004
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,398	$2,051
Accrued liabilities	14,679	13,317
Deferred revenues, current	132,167	114,964
Total current liabilities	148,244	130,332
Deferred revenues, noncurrent	16,041	15,528
Other noncurrent liabilities	9,401	2,731
Total liabilities	173,686	148,591
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 37,896,671 and 35,841,001 shares issued and outstanding at September 30, 2017 and December 31, 2016	38	36
Additional paid-in capital	290,520	266,794
Accumulated other comprehensive loss	(120)	(156)
Retained Earnings (Accumulated deficit)	37,203	(8,261)
Total stockholders’ equity	327,641	258,413
Total liabilities and stockholders’ equity	$501,327	$407,004

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$59,490	$50,987	$167,913	$145,701
Cost of revenues	12,728	11,465	37,175	31,276
Gross profit	46,762	39,522	130,738	114,425
Operating expenses:
Research and development	10,892	9,756	31,240	27,353
Sales and marketing	15,475	14,498	46,872	43,393
General and administrative	9,546	7,281	25,112	22,383
Total operating expenses	35,913	31,535	103,224	93,129
Income from operations	10,849	7,987	27,514	21,296
Other income (expense), net:
Interest expense	—	(9)	(3)	(23)
Interest income	753	363	1,775	903
Other expense, net	(82)	(124)	(288)	(442)
Total other income (expense), net	671	230	1,484	438
Income before income taxes	11,520	8,217	28,998	21,734
(Benefit from) provision for income taxes	3,068	3,221	(8,586)	8,417
Net income	$8,452	$4,996	$37,584	$13,317
Net income per share:
Basic	$0.22	$0.14	$1.01	$0.38
Diluted	$0.21	$0.13	$0.95	$0.35
Weighted average shares used in computing net income per share:
Basic	37,703	35,477	37,162	35,074
Diluted	40,299	38,712	39,601	38,205

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$8,452	$4,996	$37,584	$13,317
Change in foreign currency translation loss, net of zero tax	—	—	—	—
Available-for-sale investments:
Change in net unrealized gain (loss) on investments, net of tax	103	(58)	32	140
Less: reclassification adjustment for net realized gain included in net income	12	(38)	4	87
Net change, net of tax	115	(96)	36	227
Other comprehensive income (loss), net	115	(96)	36	227
Comprehensive income	$8,567	$4,900	$37,620	$13,544

See accompanying Notes to Condensed Consolidated Financial Statements

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$37,584	$13,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,054	12,364
Bad debt expense	353	152
Loss on disposal of property and equipment	3	39
Stock-based compensation	18,522	15,122
Amortization of premiums and accretion of discounts on investments	1,155	617
Excess tax benefits from stock-based compensation	—	(4,832)
Deferred income taxes	(17,631)	931
Excess tax benefits included in deferred tax assets	7,880	—
Changes in operating assets and liabilities:
Accounts receivable	317	263
Prepaid expenses and other assets	(405)	(1,196)
Accounts payable	(706)	(877)
Accrued liabilities	747	6,763
Deferred revenues	17,716	10,853
Other non-current liabilities	1,190	1,188
Net cash provided by operating activities	81,779	54,704
Cash flows from investing activities:
Purchases of investments	(198,866)	(180,161)
Sales and maturities of investments	148,025	133,708
Purchases of property and equipment	(26,612)	(18,809)
Purchase of business	(5,753)	—
Net cash used in investing activities	(83,206)	(65,262)
Cash flows from financing activities:
Proceeds from exercise of stock options	22,778	12,529
Excess tax benefits from stock-based compensation	—	4,832
Payments for taxes related to net share settlement of equity awards	(17,571)	(202)
Net cash provided by financing activities	5,207	17,159
Net increase in cash and cash equivalents	3,780	6,601
Cash and cash equivalents at beginning of period	86,737	91,698
Cash and cash equivalents at end of period	$90,517	$98,299

Supplemental cash flow disclosures:
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,371	$2,606
Cash paid for income taxes	$1,083	$785
Not yet received tenant allowance recorded in other assets, accrued liabilities and other non-current liabilities	$8,076	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2017 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.

Reclassification

The Company reclassified certain information technology expenses across the functions that benefit from their support. For the three months ended September 30, 2016, the Company reclassified $0.8 million out of general and administrative expenses. Of this amount the Company reclassified $0.2 million to cost of revenues, $0.3 million to research and development and $0.3 million to sales and marketing. For the nine months ended September 30, 2016, the Company reclassified $2.2 million out of general and administrative expenses. Of this amount the Company reclassified $0.5 million to cost of revenues, $1.0 million to research and development and $0.7 million to sales and marketing.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

We have reached preliminary conclusions on key accounting assessments related to the standard. The Company currently believes the new standard will have the most significant impact relating to the potential deferral of sales commissions and contract costs. We are finalizing our assessment and quantifying the impacts related to accounting for costs incurred to obtain a contract.

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

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$90,472	$—	$—	$90,472
Money market funds	45	—	—	45
Total	90,517	—	—	90,517
Short-term investments:
Commercial paper	20,930	4	(1)	20,933
Corporate bonds	31,786	3	(22)	31,767
Asset-backed securities	491	—	—	491
U.S. government agencies	159,135	3	(119)	159,019
Total	212,342	10	(142)	212,210

Long-term investments:
Asset-backed securities	2,855	1	—	2,856
Corporate bonds	37,490	32	(20)	37,502
Total	40,345	33	(20)	40,358

Total	$343,204	$43	$(162)	$343,085

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$72,673	$—	$—	$72,673
Money market funds	473	—	—	473
Commercial paper	13,591	—	—	13,591
Total	86,737	—	—	86,737
Short-term investments:
Commercial paper	14,782	5	—	14,787
Corporate bonds	13,490	—	(11)	13,479
Asset-backed securities	1,235			1,235
U.S. government agencies	127,660		(42)	127,618
Total	157,167	5	(53)	157,119
Long-term investments:
Asset-backed securities	5,091	2	—	5,093
U.S. government agencies	29,501	—	(71)	29,430
Corporate bonds	11,243	—	(41)	11,202
Total	45,835	2	(112)	45,725
Total	$289,739	$7	$(165)	$289,581
The following table shows the changes to accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 (in thousands):

Unrealized Gain (Loss), net on Investments
Balance at December 31, 2016	$(156)
Change in net realized gain (loss) on investments	32
Amounts reclassified for net realized gain (loss) included in net income	4
Other comprehensive income (loss), net	36
Balance at September 30, 2017	$(120)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	September 30, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$20,933	$—	$20,933
U.S. government agencies	—	159,019	—	159,019
Corporate bonds	—	69,269	—	69,269
Asset-backed securities	—	3,347	—	3,347
Total	$—	$252,568	$—	$252,568

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$28,378	$—	$28,378
U.S. government agencies	—	157,048	—	157,048
Corporate bonds	—	24,681	—	24,681
Asset-backed securities	—	6,328	—	6,328
Total	$—	$216,435	$—	$216,435

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of securities classified as available-for-sale by contractual, or effective, maturity:

	September 30, 2017
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$20,933	$—	$—	$20,933
U.S. government agencies	159,019	—	—	159,019
Corporate bonds	32,783	27,037	9,449	69,269
Asset-backed securities	1,781	1,000	566	3,347
Total	$214,516	$28,037	$10,015	$252,568
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

At September 30, 2017, the Company had two outstanding forward contracts with notional amounts of 6.7 million Euros and 4.8 million British Pounds, which expire on October 31, 2017. At December 31, 2016, the Company had two outstanding forward contracts with notional amounts of 7.6 million Euros and 4.6 million British Pounds, which expired on February 2, 2017. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at September 30, 2017 and December 31, 2016. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized in Other expense, net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss from forward contracts	$(463)	$(82)	$(1,585)	$(9)
Other foreign currency transactions gain	431	(2)	1,424	(276)
Total foreign exchange gain (loss), net	$(32)	$(84)	$(161)	$(285)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$70,158	$57,295
Computer software	20,254	19,716
Furniture, fixtures and equipment	4,025	3,425
Scanner appliances	14,419	14,776
Leasehold improvements	15,538	3,694
Total property and equipment	124,394	98,906
Less: accumulated depreciation and amortization	(73,113)	(59,505)
Property and equipment, net	$51,281	$39,401

Physical scanner appliances and other computer equipment that are or will be subject to subscriptions by customers had a net carrying value of $7.7 million and $8.3 million at September 30, 2017 and December 31, 2016, respectively, including assets that have not been placed in service of $1.7 million and $1.3 million, respectively. Depreciation and amortization expense relating to property and equipment was $5.1 million and $4.4 million for the three months ended September 30, 2017 and 2016, respectively, and $14.7 million and $12.0 million for the nine months ended September 30, 2017 and 2016.

NOTE 4.	Business Combination

On August 29, 2017, the Company acquired certain assets of Nevis Networks (India) Private Limited (“Nevis”), a company developing network security solutions for detection and awareness of external intrusions to computer networks. The Company acquired the assets of Nevis to provide additional solutions on the Company's cloud platform. The consideration for this acquisition consisted of $5.8 million in cash. The Company accounted for this transaction as a business combination and allocated $5.2 million of the purchase price to technology-based intangible assets and $0.6 million to goodwill. The intangible asset has an estimated useful life of 5 years. Goodwill is deductible for tax purposes over 15 years.

Additional information that existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of existing technology and a patent license acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

		September 30, 2017
	Cost	Accumulated Amortization	Net Book Value
Existing technology	$7,066	$(1,996)	$5,070
Patent license	1,388	(697)	691
Total intangibles subject to amortization	$8,454	$(2,693)	5,761
Intangible assets not subject to amortization			40
Total intangible assets, net			$5,801

		December 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Existing technology	$1,910	$(1,728)	$182
Patent License	1,388	(623)	765
Total intangibles subject to amortization	3,298	(2,351)	947
Intangible assets not subject to amortization			40
Total intangible assets, net			987

Intangible asset amortization was expense $0.2 million and $0.1 million for each of the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million for each of the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

Remainder of 2017	$283
2018	1,131
2019	1,131
2020	1,131
2021	1,131
2022 and thereafter	954
Total expected future amortization expense	$5,761

Goodwill, which is not subject to amortization, totaled $0.9 million and $0.3 million, respectively, as of September 30, 2017 and December 31, 2016, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Commitments and Contingencies

Leases

The Company leases certain computer equipment and its corporate office and data center facilities under non-cancelable operating leases for varying periods through 2028.

The following are the minimum annual lease payments due under operating leases at September 30, 2017 (in thousands):

Remainder of 2017	$1,384
2018	5,927
2019	5,198
2020	4,873
2021	4,649
2022 and thereafter	26,136
Total minimum lease payments	$48,167

Rent expense was $2.7 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $7.0 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. We record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. When we receive tenant allowances upon entering into certain leases, we record the allowances as short-term or long-term tenant allowance liability and amortize them using the straight-line method as a reduction to rent expense over the term of the lease.
As of September 30, 2017 and December 31, 2016, the Company had accrued $8.8 million and $0.4 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.

On October 14, 2016, the Company entered into a lease agreement (included in the table above) for its new headquarter office facility. The lease payments commence on May 1, 2018 and the lease has a ten-year term through April 30, 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. The Company took possession of the facility on May 1, 2017 and began construction of certain leasehold improvements. The Company recorded a tenant improvement allowance of $8.1 million relating to the office facility.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. At September 30, 2017, the Company has not recorded any material liabilities in accordance with accounting for contingencies.

NOTE 7.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 9,861,234 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2017, 2,325,200 shares were available for grant under the 2012 Plan.

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

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$532	$516	$1,569	$1,318
Research and development	1,503	1,585	4,229	4,373
Sales and marketing	1,231	821	3,444	3,459
General and administrative	4,477	2,181	9,280	5,972
Total stock-based compensation	$7,743	$5,103	$18,522	$15,122

As of September 30, 2017, the Company had $18.2 million of total unrecognized compensation cost related to unvested option awards that it expects to recognize over a weighted-average period of 2.5 years, and $31.9 million of unrecognized compensation cost related to unvested RSUs that it expects to recognize over a weighted-average period of 2.8 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plan Activity

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2016	7,527,680	$19.25	6.0	$101,717
Granted	338,725	$38.40
Exercised	(2,364,523)	$10.38
Canceled	(347,573)	$33.72
September 30, 2017	5,154,309	$23.60	6.6	$145,402
Vested and expected to vest - September 30, 2017	4,852,064	$23.05	6.5	$139,543
Exercisable - September 30, 2017	3,458,555	$19.94	5.6	$110,203

Restricted Stock

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Grant Date Fair Value Per Share

December 31, 2016	587,333	$28.85
Granted	934,439	$38.53
Released	(239,222)	$32.15
Canceled	(106,522)	$31.80
September 30, 2017	1,176,028	$35.60
Outstanding and expected to vest - September 30, 2017	1,010,848	$35.58

NOTE 8.	Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Foreign exchange gain (loss)	$(32)	$(84)	$(161)	$(285)
Other income (expense)	(50)	(40)	(127)	(157)
Other expense, net	$(82)	$(124)	$(288)	$(442)

NOTE 9.	Income Taxes

The Company recorded a tax provision of $3.1 million and $3.2 million for the three months ended September 30, 2017 and 2016, respectively. The Company's effective income tax rate was approximately 26.6% and 39.2% for the three months ended September 30, 2017 and 2016, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded a tax benefit of $(8.6) million and a tax provision of $8.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Company's effective income tax rate was approximately (29.6) % and 38.7 % for the nine months ended September 30, 2017 and 2016, respectively.

The Company adopted ASU 2016-09 as required on January 1, 2017. In accordance with ASU 2016-09, the Company recognized a discrete tax benefit from excess tax benefits related to stock-based compensation of $1.3 million and $19.5 million for the three months and nine months ended September 30, 2017, respectively. The standard will result in increased volatility in the Company's effective tax rate. Upon adoption of ASU 2016-09 in 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $8.4 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses and tax credits attributable to excess tax benefits from stock-based compensation which had not been previously recognized as of January 1, 2017. During the three months ended September 30, 2017, with respect to excess benefits from stock-based compensation, we recorded an adjustment to decrease the aforementioned cumulative effect adjustment to retained earnings as of January 1, 2017 by $0.5 million with a corresponding decrease to deferred tax assets which resulted in a revised increase of $7.9 million to retained earnings and our deferred tax assets.

As of September 30, 2017, the Company had unrecognized tax benefits of $4.5 million, of which $2.6 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2016, the Company had unrecognized tax benefits of $4.1 million, of which $2.4 million, if recognized, would favorably impact the Company's effective tax rate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
United States	$42,287	$35,965	$118,786	$102,850
Foreign	17,203	15,022	49,127	42,851
Total revenues	$59,490	$50,987	$167,913	$145,701

Property and equipment, net, by geographic area, are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
United States	$37,615	$30,733
Foreign	13,666	8,668
Total property and equipment, net	$51,281	$39,401

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net income	$8,452	$4,996	$37,584	$13,317
Denominator:
Weighted-average shares used in computing net income per share:
Basic	37,703	35,477	37,162	35,074
Effect of potentially dilutive securities:
Common stock options	2,199	3,103	2,161	3,089
Restricted stock units	397	132	278	42
Diluted	40,299	38,712	39,601	38,205
Net income per share:
Basic	$0.22	$0.14	$1.01	$0.38
Diluted	$0.21	$0.13	$0.95	$0.35

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Common stock options	651	2,881	1,244	3,594
Restricted stock units	—	—	—	38
	651	2,881	1,244	3,632

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Qualys Vulnerability Management (VM), in 2000. Our VM Solutions have provided a substantial majority of our revenues to date, representing 75% for the nine months ended September 30, 2017.

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

Our revenues increased to $167.9 million in the nine months ended September 30, 2017 from $145.7 million for the comparable period in 2016, representing an increase of $22.2 million or 15%.

Key Metrics

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Adjusted EBITDA	$23,863	$17,626	$61,090	$49,498
Percentage of revenues	40%	35%	36%	34%

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Free cash flow	$55,167	$35,895

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$8,452	$4,996	$37,584	$13,317
Other (income) expense, net	(671)	(230)	(1,484)	(438)
(Benefit) provision for income taxes	3,068	3,221	(8,586)	8,417
Depreciation and amortization of property and equipment	5,098	4,426	14,662	12,035
Amortization of intangible assets	173	110	392	329
Stock-based compensation	7,743	5,103	18,522	15,122
One-time tax related expense	—	—	—	716
Adjusted EBITDA (1)	$23,863	$17,626	$61,090	$49,498

(1) Adjusted EBITDA for the nine months ended September 30, 2016 excludes approximately $0.7 million of a non-recurring expense related to the remittance of payroll taxes from fiscal year 2013 through May 2016. During this same period 2017, we have not excluded any amounts related to other non-recurring items from Adjusted EBITDA because we have considered such amounts to be immaterial in any given quarter during such period.

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

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$81,779	$54,704
Less:
Purchases of property and equipment	(26,612)	(18,809)
Free cash flow	$55,167	$35,895

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees and related maintenance support, fees paid to contractors who supplement or support our operations center personnel, amortization of intangible assets related to acquisitions and allocation of overhead costs. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

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

Sales Taxes

We present our revenues net of sales tax in our condensed consolidated statements of operations.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$59,490	$50,987	$167,913	$145,701
Cost of revenues (1), (2)	12,728	11,465	37,175	31,276
Gross profit	46,762	39,522	130,738	114,425
Operating expenses:
Research and development (1), (2)	10,892	9,756	31,240	27,353
Sales and marketing (1), (2)	15,475	14,498	46,872	43,393
General and administrative (1), (2)	9,546	7,281	25,112	22,383
Total operating expenses	35,913	31,535	103,224	93,129
Income from operations	10,849	7,987	27,514	21,296
Other income (expense), net	671	230	1,484	438
Income before income taxes	11,520	8,217	28,998	21,734
(Benefit from) provision for income taxes	3,068	3,221	(8,586)	8,417
Net income	$8,452	$4,996	$37,584	$13,317
____________________

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenues	$532	$516	$1,569	$1,318
Research and development	1,503	1,585	4,229	4,373
Sales and marketing	1,231	821	3,444	3,459
General and administrative	4,477	2,181	9,280	5,972
Total stock-based compensation	$7,743	$5,103	$18,522	$15,122

(2)
We reclassified certain information technology expenses across the functions that benefit from their support. For the three months ended September 30, 2016, we reclassified $0.8 million out of general and administrative expenses. Of this amount we reclassified $0.2 million to cost of revenues, $0.3 million to research and development and $0.3 million to sales and marketing. For the nine months ended September 30, 2016, we reclassified $2.2 million out of general and administrative expenses. Of this amount we reclassified $0.5 million to cost of revenues, $1.0 million to research and development and $0.7 million to sales and marketing.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	100%	100%	100%	100%
Cost of revenues	21	22	22	21
Gross profit	79	78	78	79
Operating expenses:
Research and development	18	19	19	19
Sales and marketing	26	28	28	30
General and administrative	16	15	15	15
Total operating expenses	60	62	61	64
Income from operations	18	16	16	15
Other income (expense), net	1	0	1	0
Income before income taxes	19	16	17	15
(Benefit from) provision for income taxes	5	6	(5)	6
Net income	14%	10%	22%	9%

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$59,490	$50,987	$8,503	17%	$167,913	$145,701	$22,212	15%

Revenues increased $8.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2016. Of the total increase of $8.5 million, $6.3 million was from customers in the United States and the remaining $2.2 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our solutions.

Revenues increased $22.2 million for the nine months ended September 30, 2017 compared to the same period a year ago, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2016. Of the total increase of $22.2 million, $15.9 million was from customers in the United States and the remaining $6.3 million was from customers in foreign countries.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Cost of revenues	$12,728	$11,465	$1,263	11%	$37,175	$31,276	$5,899	19%
Percentage of revenues	21%	22%			22%	21%
Gross profit percentage	79%	78%			78%	79%

Cost of revenues increased $1.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increased personnel expenses of $0.8 million to support continued growth of the business and increased depreciation expense of $0.6 million related to the expansion of our data centers, computer hardware and software.

For the nine months ended September 30, 2017, cost of revenues increased $5.9 million compared to the nine months ended September 30, 2016, primarily due to increased personnel expenses of $2.7 million to support continued growth of the business, an increase in depreciation expense of $2.3 million related to the expansion of our data centers, computer hardware, and software, and an increase in the allocated IT, software and facility costs of $0.9 million.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Research and development	$10,892	$9,756	$1,136	12%	$31,240	$27,353	$3,887	14%
Percentage of revenues	18%	19%			19%	19%

Research and development expenses increased $1.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increased personnel expenses of $1.1 million which was driven by the increase in the number of employees to support the growth of our business.

Research and development expenses increased $3.9 million for the nine months ended September 30, 2017 compared to the same period a year ago, primarily due to increased personnel expenses of $3.8 million which was driven by the increase in the number of employees to support the growth of business.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Sales and marketing	$15,475	$14,498	$977	7%	$46,872	$43,393	$3,479	8%
Percentage of revenues	26%	28%			28%	30%

Sales and marketing expenses increased $1.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to increased personnel expenses of $0.8 million and increased allocated costs of $0.4 million to support the growth of our business.

Sales and marketing expenses increased $3.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to increased personnel expenses of $2.1 million as a result of an increase in the number of employees and increased allocated costs of $1.3 million to support the growth of our business.
General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$9,546	$7,281	$2,265	31%	$25,112	$22,383	$2,729	12%
Percentage of revenues	16%	15%			15%	15%

General and administrative expenses increased for $2.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increased stock-based compensation costs of $2.3 million.

General and administrative expenses increased $2.7 million for the nine months ended September 30, 2017 compared to the same period a year ago, primarily driven by increased stock-based compensation of $3.3 million and increased bad debt expense of $0.2 million. These increases were partially offset by a decrease in legal expenses of $0.9 million resulting from lower costs with legal and regulatory requirements in 2017 compared to 2016.

Total Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
Total other income (expense), net	$671	$230	$441	192%	$1,484	$438	$1,046	239%
Percentage of revenues	1%	0%			1%	0%

Total other income (expense), net increased by $0.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and by $1.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in interest income as our cash and investment balances increased year over year.

Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$3,068	$3,221	$(153)	(5)%	$(8,586)	$8,417	$(17,003)	(202)%
Effective Tax Rate	26.6%	39.2%			(29.6)%	38.7%

We recorded an income tax provision of $3.1 million and $3.2 million for the three months ended September 30, 2017 and 2016, respectively. The tax provision for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was relatively flat. While we had higher taxable income in the three months ended September 30, 2017, we also had a greater amount of excess tax benefits related to stock-based compensation to offset our tax provision expense. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the impact of excess tax benefits.

We recorded an income tax benefit of $(8.6) million and an income tax provision of $8.4 million for the nine months ended September 30, 2017 and 2016, respectively. The benefit from income taxes and the negative effective tax rate for the nine months ended September 30, 2017 was primarily due to recognizing excess tax benefits related to stock-based compensation that were recorded to the income statement in 2017 and were previously recognized in 2016 as an increase to additional paid in capital.
.

Liquidity and Capital Resources

At September 30, 2017, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $343 million, including $4.5 million held outside of the United States by our foreign subsidiaries. We do not intend to repatriate these funds generated from foreign operations to fund our domestic operations.

We experienced positive cash flows from operations during the nine months ended September 30, 2017 and 2016. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$81,779	$54,704
Cash used in investing activities	(83,206)	(65,262)
Cash provided by financing activities	5,207	17,159
Net increase in cash and cash equivalents	$3,780	$6,601

Cash Flows from Operating Activities

For the nine months ended September 30, 2017, cash flows from operating activities of $81.8 million primarily resulted from our net income of approximately $37.6 million, as adjusted by an increase in deferred revenues of $17.7 million attributable to our continued growth. This working capital increase was further increased by non-cash items including stock-based compensation of $18.5 million, depreciation and amortization expense of $15.1 million and excess tax benefits included in deferred tax assets of $7.9 million. These increases were partially offset by the increase to our deferred tax asset of $17.6 million which has resulted in our benefit from income taxes for the nine months ended September 30, 2017, and was primarily driven by excess tax benefits from stock option exercises.

For the nine months ended September 30, 2016, cash flows from operating activities of $54.7 million resulted from our net income of approximately $13.3 million, as adjusted by an increase in deferred revenues of $10.9 million, attributable to our continued growth, an increase in accounts payable and accrued liabilities of $5.9 million due to the purchase of a large software license in the period. These working capital increases were further increased by non-cash items including depreciation and amortization expense of $12.4 million and stock-based compensation expense of $15.1 million. These increases were partially offset by excess tax benefits from stock-based compensation of $4.8 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017, cash used in investing activities of $83.2 million was primarily attributable to purchases of investments, net of sales and maturities of $50.8 million, $26.6 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth, and $5.8 million used in the purchase of Nevis.

For the nine months ended September 30, 2016, cash used in investing activities of $65.3 million was primarily attributable to purchases of investments, net of sales and maturities of $46.5 million and $18.8 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities of $5.2 million was primarily attributable to the proceeds from the exercise of stock options of $22.8 million, partially offset by payments for taxes related to employee net share settlement of equity awards of $17.6 million.

For the nine months ended September 30, 2016, cash provided by financing activities of $17.2 million was primarily attributable to $12.5 million of proceeds from the exercise of stock options and $4.8 million of tax benefit from the exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and certain office equipment. The following table summarizes our contractual cash obligations at September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	2022 and thereafter
	(in thousands)
Operating lease obligations	$48,167	$1,384	$11,125	$9,522	$26,136
Total	$48,167	$1,384	$11,125	$9,522	$26,136

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarter office facility. The lease payments commence on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. We gained access to the facility on May 1, 2017 and began construction of certain leasehold improvements.

In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit (classified as restricted cash) to secure our obligations through the end of the lease term.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the nine months ended September 30, 2017, we made regular payments on our operating lease obligations of $3.4 million.

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

Interest Rate Sensitivity

We have $343 million in cash, cash equivalents and short-term and long-term investments at September 30, 2017. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities, and commercial paper. We determine the appropriate classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 75% of our revenues from subscriptions to our core Vulnerability Management solutions for the nine months ended September 30, 2017. In the nine months ended September 30, 2017 and 2016, our VM Solutions included revenues from VM, Private Cloud Platform, Continuous Monitoring, Cloud Agent for VM, AssetView, and Threat Protection.

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

The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, Euros, British Pound and Japanese Yen, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

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

In addition, as of September 30, 2017, approximately 56% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. Our headcount increased from 431 employees at January 1, 2015 to 832 employees at September 30, 2017. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2017, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2017, we incurred approximately 18% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2017, approximately 16% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal net operating losses, which were $6 million as of December 31, 2016. Increases in our effective tax rate could harm our operating results.

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

As of September 30, 2017, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 15% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2017, we had approximately 37.9 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of September 30, 2017, there were approximately 1.2 million of restricted stock units and options to purchase approximately 5.2 million shares of our common stock outstanding. If such restricted stock units are released or options are exercised, these additional shares will become available for sale. As of September 30, 2017, we had an aggregate of 2.3 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California on November 2, 2017.

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