Form 10-K/A
period 2016-12-31
QUALYS, INC.
filed 2017-12-01
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K/A
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

EXPLANATORY NOTE

Qualys, Inc. (“Qualys” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2016 (this “Amendment”) solely to amend the List of subsidiaries of Qualys, Inc and the Consent of Independent Registered Public Accounting Firm, Exhibit 21.1 and Exhibit 23.1 respectively, which were inadvertently omitted from the original Form 10-K filed on February 24, 2017 (the “Original Form 10-K”). Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

EXHIBIT INDEX

Exhibit	Description
Number

21.1	QLYS-2016-10K/A-Exhibit 21.1 Q416

23.1	QYLS-2016-10K/A-Exhibit 23.1 Q416

31.3^	QLYS-2016-10K/A-Exhibit 31.3

31.4^	QLYS-2016-10K/A-Exhibit 31.4

^ Exhibits 31.3 and 31.4 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing