Form 10-K
period 2017-12-31
QUALYS, INC.
filed 2018-02-23
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2017
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
919 E. Hillsdale Boulevard, 4th Floor, Foster City, California 94404
(Address of principal executive offices, including zip code)
(650) 801-6100
(Registrant’s telephone number, including area code)
__________________
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $1,293 million based on the last reported sale price of the registrant's common stock on June 30, 2017. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of January 31, 2018 was 38,628,442 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

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
Overview

We are a pioneer and leading provider of a cloud-based platform delivering security and compliance solutions that enable organizations to identify security risks to their information technology (IT) infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys cloud platform enables our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys cloud platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information security, application security, endpoint, developer security and cloud teams.

IT infrastructures are more complex and globally-distributed today than ever before, as organizations of all sizes increasingly rely upon a myriad of interconnected information systems and related IT assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving digital technologies intended to improve organizations’ operations can also increase vulnerability to cyber-attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud-based security and compliance solutions delivered in a single platform.

We designed our Qualys cloud platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether such infrastructure and assets reside inside the organization, on their network perimeter, on endpoints or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale, enabling faster implementation and lower total cost of ownership than traditional on-premises enterprise software products. Our customers, ranging from some of the largest global organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

We believe that our cloud platform provides our customers with unique advantages, including:

•
No hardware to buy or manage. There is no infrastructure or software to buy and maintain thus reducing our customers’ operating costs; all services are accessible in the cloud via web interface. Qualys operates and maintains the platform.

•
Real-time visibility in one place, anytime and anywhere. Our customers can conveniently see their security and compliance posture across their global IT asset inventory in one browser window, without plugins or a virtual private network (VPN), whenever and wherever Internet access is available.

•	Easy global scanning. Our customers can easily perform scans on geographically distributed and segmented networks at the perimeter, behind the firewall, on dynamic cloud environments and on endpoints.

•
Seamless scaling. Our cloud platform is a scalable, comprehensive, and end-to-end solution for the IT security needs of our customers. Our customers can seamlessly add new coverage, users and services after they have deployed our platform.

•	Up to date resources. Qualys has one of the largest knowledge bases of vulnerability signatures in the industry. All security updates are made in real-time.

•	Data stored securely. Data is securely stored and processed in a multi-tiered architecture of load-balanced servers. Our encrypted databases are physically and logically secured.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions offered on our cloud platform, which we refer to as the Qualys Cloud Apps, includes: Asset Inventory (AI), CMDB Sync (SYN), VM, Continuous Monitoring (CM), Cloud Agent Platform (CAP), Threat Protection (TP), Security Configuration Assessment (SCA), Indication of Compromise (IOC), Policy Compliance (PC), PCI Compliance (PCI), Security Assessment Questionnaire (SAQ), File Integrity Monitoring (FIM), Web Application Scanning (WAS) and Web Application Firewall (WAF).

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

Our Qualys cloud platform is currently used by over 10,300 customers in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased from $164.3 million in 2015 to $197.9 million in 2016, and reached $230.8 million in 2017. Our VM solutions (including VM, AI, SYN, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 75%, 76% and 77% of total revenues in 2017, 2016 and 2015, respectively. We generated net income of $40.4 million in 2017, $19.2 million in 2016 and $15.9 million in 2015. Total assets as of December 31, 2017 and 2016 were $537.5 million and $407.0 million, respectively.

Our Platform

Our cloud platform consists of a suite of asset management, IT security, compliance monitoring, and web application security solutions, which we refer to as the Qualys Cloud Apps, that leverages our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure. We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud platform.

Our cloud platform utilizes sensors, including physical, virtual and cloud scanners, and cloud agents that provide our customers with continuous visibility enabling customers to respond to threats immediately. It automatically gathers and analyzes security and compliance data in a scalable, state-of-the-art backend. The technology underlying our cloud infrastructure enables us to ingest, process, analyze and store a high volume of sensor data coming from our agents, scanners and passive analyzers, and correlate information at very high speeds in a distributed manner for millions of devices.

Qualys Cloud Platform

Unified approach to detection, prevention and response

Integrated Suite of Applications
CA
AI
VM
CM
TP
FIM
PC
PCI
SAQ
IOC
WAS
WAF
...
Analytics and Reporting Engines
kafka
ORACLE
ceph
elastic
cassandra
redis
Flink
Microservices
Distributed Sensors
Hardware
Virtual
Cloud
Agent
Passive
API
Environments
On-Premise
Endpoints
PRIVATE CLOUD
Cloud

Our cloud platform is delivered to our customers via our shared platform offering from our global data centers, or via our private platform offering Qualys Private Cloud Platform (PCP) for customers or partners that want the platform to reside within the customer's data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. Our PCP provides our subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software. Additionally, in 2016, we introduced the Private Cloud Platform Appliance (PCPA), an on-premises security and compliance solution packaged in a form-factor for medium-sized companies.

Qualys Core Services

Our core services enable integrated workflows, management and real-time analysis and reporting across all of our IT security and compliance solutions for our customers inside their organizations, on the perimeter, on endpoints or in the cloud.

Our core services constitute dynamic and customizable dashboards and centrally managed, self-updating integrated Cloud Apps, through what we call a “single-pane-of-glass” user interface. Our interactive, dynamic dashboards and cloud platform allow our customers to aggregate and correlate all of their IT, security and compliance data in one place, drill down into details, and generate reports customized for different audiences. Our cloud platform’s powerful elasticsearch clusters enable customers to instantly find detailed data on any asset.

Our core services include:

•
Asset Tagging and Management. Enables customers to easily identify, categorize and manage large numbers of assets in highly dynamic IT environments and automates the process of inventory management and hierarchical organization of IT assets. Built on top of this core service is the Qualys AI framework, which is a global asset inventory service enabling our customers to search for information on any IT asset, scaling to millions of assets for customers of all sizes, helping IT and security personnel to search IT assets and maintain an up-to-date inventory on a continuous basis.

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

•
Big Data Correlation and Analytics Engine. Provides elasticsearch capabilities for indexing, searching and correlating large amounts of security and compliance data with other security incidents and third-party security intelligence data. Embedded workflows enable customers to quickly assess risk and access information for remediation, incident analysis and forensic investigations.

•	Alerts and Notifications. Creates email notifications to alert customers of new vulnerabilities, malware infections, scan completion, open trouble tickets and system updates.

Qualys Cloud Apps

Many organizations have an array of heterogeneous point tools that do not interoperate well and are difficult and costly to maintain and integrate, making it difficult for Chief Information Officers (CIOs) and Chief Information Security Officers (CISOs) to obtain a single, unified view of their organization’s security and compliance posture. The Qualys cloud platform and its Cloud Apps help organizations escape this tool-fragmentation dilemma by drastically simplifying their security stacks and regaining unimpeded visibility across their IT environment.

The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as vulnerability management, IT asset management, IT security, web app security and compliance monitoring.

Our suite of Cloud Apps currently includes: AI, SYN, VM, CM, CAP, TP, SCA, IOC, PC, PCI, SAQ, FIM, WAS and WAF.

We believe that our applications are easy to use and provide our customers with a high level of control because our applications are part of one platform, share a common user interface, utilize the same scanners and agents, access the same collected data, and leverage the same user permissions.

Our customers can subscribe to one or more of our security and compliance Apps based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional Qualys solutions. We offer three editions of our Qualys Cloud Apps: Enterprise for large enterprises, Express for medium-sized businesses, and Express Lite for small-sized businesses.

Many of our customers use multiple Cloud Apps to develop a more complete understanding of their respective environment’s security and compliance posture. The Qualys cloud platform currently provides the following Cloud Apps to our customers:

Asset Management

Asset Inventory (AI): AI provides a complete, continuously updated inventory of a customer’s IT assets everywhere: on premises, in clouds or at mobile endpoints. It lists assets’ installed software, existing vulnerabilities and hardware details. A powerful search engine enables ad hoc queries and refines such queries. In addition to Qualys’ network scanners, AI leverages our Cloud Agents, which are lightweight, self-updating and run in the background. These Cloud Agents continuously enable the assessment of the compliance and security status of customer assets, including intermittently connected assets, without the need for scan windows or credential management.

CMDB Sync (SYN): This certified application synchronizes AI data with ServiceNow’s Configuration Management system. Device changes are immediately transmitted to the Qualys cloud platform and then synchronized with ServiceNow. For customers, this means an end to unidentified and misclassified assets and to data update delays, all of which decrease chances of breaches. SYN provides real-time, comprehensive visibility of IT asset inventories enabling immediate detection of security and compliance risks.

IT Security

Vulnerability Management (VM): VM is an industry leading and award-winning solution that automates network auditing and vulnerability management across an organization, including network discovery and mapping, asset management, vulnerability reporting and remediation tracking. Driven by our comprehensive knowledge base of known vulnerabilities, VM enables cost-effective protection against vulnerabilities without substantial resource deployment.

Continuous Monitoring (CM): Built on top of VM, CM is a next-generation cloud service that can detect network threats and unexpected changes before they turn into breaches. Whenever it spots an anomaly in your network, it immediately sends targeted, informative alerts to the right people for each situation and each machine. CM tracks what happens throughout public perimeters, internal networks, and cloud environments - anywhere in the world.

Threat Protection (TP): Thousands of new vulnerabilities are disclosed annually. With TP, customers can pinpoint their most critical threats and identify what they need to remediate first. TP continuously correlates external threat information against a customer's vulnerabilities and IT asset inventory, so customers know which threats pose the greatest risk to their organization at any given time. As Qualys engineers continuously validate and rate new threats from internal and external sources, TP’s live feed displays the latest vulnerability disclosures and maps them to customers’ impacted IT assets. Customers can see the assets affected by each threat, and drill down into details.

Security Configuration Assessment (SCA): A VM add-on, SCA expands our VM program with automatic assessment of IT assets’ configurations using the latest Center for Internet Security (CIS) Benchmarks for operating systems, databases, applications and network devices. SCA provides intuitive workflows for assessing, monitoring, reporting and remediating security-related configuration issues. SCA’s CIS assessments are provided via a web-based user interface and delivered from the Qualys cloud platform, enabling centralized management with minimal deployment overhead. SCA users can automatically create downloadable reports and view dashboards.

Indication of Compromise (IOC): IOC delivers threat hunting, detects suspicious activity, and confirms the presence of known and unknown malware for devices both on and off the network. From its single console, customers can monitor current and historical system activity for all on-premises servers, user endpoints, and cloud instances - even for assets that are currently offline or have been re-imaged by IT. IOC utilizes the Cloud Agent to capture endpoint activity on files, processes, mutant handles, registries, and network connections, and uploads the data to the Qualys cloud platform for storage, processing, and query.

Compliance Monitoring

Policy Compliance (PC): PC performs automated security configuration assessments on IT systems throughout a network, helping to reduce risk and continuously ensure compliance with internal policies and external regulations. PC leverages out-of-the-box library content to fast-track compliance assessments using industry-recommended best practices. PC also provides a centralized, interactive console for specifying baseline standards for different hosts. By automating requirement evaluation against multiple standards for OSes, network devices, databases and server applications, PC enables the quick identification of security issues and works to prevent configuration drift. PC works to prioritize and track remediation and exceptions, while demonstrating a repeatable auditable process for compliance management.

PCI Compliance (PCI): PCI streamlines and automates compliance with PCI DSS (Payment Card Industry Data Security Standard) requirements for protecting the collection, storage, processing and transmission of cardholder data. As an Approved Scanning Vendor, Qualys has been authorized by the PCI Security Standards Council to conduct the required quarterly scans. PCI scans all Internet-facing networks and systems with Six Sigma (99.9996%) accuracy, generates reports and provides detailed patching instructions. An auto-submission feature completes the compliance process once remediation is completed.

Security Assessment Questionnaire (SAQ): SAQ automates and streamlines third-party and internal risk assessment processes, obviating the need to perform such processes manually via email and spreadsheets. SAQ easily designs surveys to assess procedural controls of IT security policies and practices. SAQ automates the launch and monitoring of assessment campaigns, making the process agile, accurate, comprehensive, centralized, scalable and uniform across an organization. SAQ also provides tools for displaying, analyzing and acting on collected data, enabling the assessment of compliance with industry standards, regulations and internal policies of third parties, like vendors and partners, and of employees.

File Integrity Monitoring (FIM): FIM logs and centrally tracks file change events on common enterprise operating systems in organizations of all sizes. FIM provides customers with a simple way to achieve centralized cloud-based visibility of activity resulting from normal patching and administrative tasks, change control exceptions or violations, or malicious activity - then reports on that system activity as part of compliance mandates. FIM collects the critical details needed to quickly identify changes and root out activity that violates policy or is potentially malicious. FIM helps customers to comply with change control policy enforcement and change monitoring requirements.

Web Application Security

Web Application Scanning (WAS): WAS continuously discovers and catalogs web apps in your network - including new and unknown ones -- and detects vulnerabilities and misconfigurations. Scaling up to thousands of web apps, it conducts incisive, thorough and precise scans, with few false positives. Its seamless integration with Web Application Firewall (WAF) enables one-click patching of web apps, including mobile apps and Internet of things (IoT) services. With WAS, customers can also insert security into DevOps environments by detecting code security issues early and often in the app development and deployment pipeline. WAS also scans, identifies and removes malware infections from customers' websites using behavioral and static analysis.

Web Application Firewall (WAF): WAF permits the reduction of application security cost and complexity with a unified platform to detect and virtually patch web application vulnerabilities. Simple, scalable and adaptive, WAF enables the quick blocking of attacks, prevents disclosure of sensitive information, and controls when and where customer applications are accessed. WAF and WAS work together seamlessly. Customers scan web apps with WAS, deploy one-click virtual patches for detected vulnerabilities in WAF, and manage it all from a centralized cloud-based portal. WAF can be deployed in minutes, supports Transport Layer Security (TLS) and Secure Sockets Layer (SSL) and does not require special hardware.

Our Growth Strategy

We intend to strengthen our leadership position as a trusted provider of cloud-based security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. From inception through December 31, 2016, we have added the following solutions: VM, PCI, PC, WAS, WAF, CM, CAP, AI, SYN, SAQ and TP. In 2017, we introduced a number of new offerings, including FIM, IOC and SCA.

•
Expand the use of our suite of solutions by our large and diverse customer base. With more than 10,300 customers across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since typically our customers initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions, or choose to adopt additional solutions from our integrated suite of IT security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

•
Drive new customer growth and broaden our global reach. We are pursuing new customers by targeting key accounts and expanding our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions. We intend to expand our relationships with key security consulting organizations, managed security service providers and value added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our Private Cloud offering within their data centers, helping us expand our reach in new markets and new geographies.

•
Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based security and compliance solutions. In 2017, we acquired certain assets of Nevis Networks (India) Private Limited (“Nevis”), a company developing network security solutions for detection and awareness of external intrusions to computer networks. This transaction provided us with significant domain expertise in passive scanning technologies and allowed us to accelerate our move into the adjacent market of mitigation and response at endpoints. In 2017, we also acquired the assets of NetWatcher, allowing us to expand our threat protection and management capabilities and add new offerings to managed service providers (MSPs).

Our Customers
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2017, we had over 10,300 customers in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2017, 2016 and 2015, no one customer accounted for more than 10% of our revenues. In 2017, 2016 and 2015, 70%, 71% and 70%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Sales and Marketing

Sales

We market and sell our IT security and compliance solutions to customers directly through our sales teams as well as indirectly through our network of channel partners.

Our global sales force is organized into a field sales team, which focuses on enterprises, generally including organizations with more than 5,000 employees, and an inside sales team, which focuses on small to medium-sized businesses, which generally include organizations with less than 5,000 employees. Both our field and inside sales teams are divided into three geographic regions, including the Americas; Europe, Middle East and Africa; and Asia-Pacific. We also further segment each of our sales teams into groups that focus on adding new customers or managing relationships with existing customers.

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Deutsche Telekom AG, Fujitsu, DXC Technology, Insight Technologies, Inc., Optiv Security, Inc., SecureWorks Corp., and Verizon Communications Inc.

For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2017, 2016 and 2015, 41%, 42% and 39%, respectively, of our revenues were generated by channel partners.

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

Customer Support
We deliver 24x7x365 day customer technical support from centers located in Foster City, California; Raleigh, North Carolina; and Pune, India. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for significant professional services. We also offer various training programs as part of our subscriptions to all of our customers. We believe that our customer support helps ensure customer satisfaction and is critical to retaining and expanding our customer base. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions.
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
Research and development expenses were $42.8 million, $36.6 million and $30.4 million for 2017, 2016 and 2015, respectively.
Manufacturing Agreement
Our physical appliances are provided by SYNNEX Corporation, or SYNNEX, pursuant to a manufacturing services agreement dated March 1, 2011. Under this agreement, SYNNEX manufactures, assembles and tests our physical scanner appliances. This agreement has an initial term of one year, which is automatically renewed for additional one-year terms, unless terminated (i) at any time upon the mutual written agreement of us and SYNNEX, (ii) by either party upon 90 days or more written notice, (iii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iv) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.
Data Center Agreements
Our data center operations are provided by large third-party data center vendors and are located in the United States, Switzerland, the Netherlands and India. Our data center agreements have varying terms through 2020.
Competition
The expanding capabilities of our security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.

We compete with large and small public companies, such as FireEye, Inc., Imperva, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc. and Symantec Corporation, as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., Carbon Black, Inc., CrowdStrike Inc., Tanium Inc., Tenable Network Security, Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets.
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
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of February 23, 2018, we have eleven issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean in 2010. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our Qualys cloud platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of December 31, 2017, we had 869 full-time employees, including 384 in research and development, 206 in sales and marketing, 189 in operations and customer support and 90 in general and administrative. As of December 31, 2017, we had 381 employees in the United States and 488 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages.

Available Information

Our principal executive offices are located at 919 E. Hillsdale Blvd., 4th Floor, Foster City, California 94404. The telephone number of our principal executive offices is (650) 801-6100, and our main corporate website is www.qualys.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.qualys.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at the SEC's website, www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

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

Subscriptions to our Vulnerability Management solutions generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for these solutions, our operating results would suffer.

We derived approximately 75%, 76% and 77% of our revenues from subscriptions to our VM solutions for the years ended December 31, 2017, 2016 and 2015, respectively. In 2015 and prior 10-Q and 10-K filings, we had included all revenues from scanners and credits for prepaid services in our VM solutions revenues. In the fourth quarter of 2016, we changed the methodology to allocate revenues from scanners and credits across our products.

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

•	the introduction or adoption of new technologies that compete with our solutions;

•	decisions by potential customers to purchase IT security and compliance products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenues;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	failure of our products and services to operate as designed;

•	price competition;

•	the length of our sales cycle for our products and services;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;

•	timely invoicing or changes in billing terms of customers;

•	timing of deals signed within the quarter;

•	pace and cost of hiring employees;

•	changes in foreign currency exchange rates;

•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;

•	future accounting pronouncements or changes in our accounting policies;

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

Our success depends to a significant extent on the willingness of organizations to increase their use of cloud solutions for their IT security and compliance. However, the market for cloud solutions for IT security and compliance is at an early stage relative to on-premises solutions, and as such, it is difficult to predict important market trends, including the potential growth, if any, of the market for cloud security and compliance solutions. To date, some organizations have been reluctant to use cloud solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If other cloud service providers experience security incidents, loss of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole, including our solutions, may be negatively impacted. Moreover, many organizations have invested substantial personnel and financial resources to integrate on-premises software into their businesses, and as a result may be reluctant or unwilling to migrate to a cloud solution. Organizations that use on-premises security products, such as network firewalls, security information and event management products or data loss prevention solutions, may also believe that these products sufficiently protect their IT infrastructure and deliver adequate security. Therefore, they may continue spending their IT security budgets on these products and may not adopt our security and compliance solutions in addition to or as a replacement for such products.

If the market for cloud solutions for IT security and compliance does not evolve in the way we anticipate or if customers do not recognize the benefits of our cloud solutions over traditional on-premises enterprise software products, and as a result we are unable to increase sales of subscriptions to our solutions, then our revenues may not grow or may decline, and our operating results would be harmed.

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

We will need to increase the revenues that we derive from our current and future solutions other than Vulnerability Management for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Security Assessment Questionnaire, Web Application Scanning, and Web Application Firewall have been relatively modest compared to revenues from our Vulnerability Management solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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

Our security and compliance solutions are delivered from five data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

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

We compete with large and small public companies, such as FireEye, Inc., Imperva, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc. and Symantec Corporation, as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., Carbon Black, Inc., CrowdStrike Inc., Tanium Inc., Tenable Network Security, Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, Euros, British Pounds and Japanese Yen, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted a General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which will take full effect on May 25, 2018, will cause EU data protection requirements to be more stringent and provide for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, in June 2016, United Kingdom voters approved an exit from the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. Additionally, an October 2015 ruling of the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor Framework as a method of compliance with European restrictions regarding the transfer of personal data outside of the European Economic Area, or EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, and we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework. The EU-U.S. Privacy Shield is subject to legal challenge, however, and it or the Swiss-U.S. Privacy Shield may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents.

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

In addition, as of December 31, 2017, approximately 56% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2015 to 2017, our revenues have grown from $164.3 million to $230.8 million, and our headcount increased from 431 employees at the beginning of 2015 to 869 employees at December 31, 2017. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2017, 2016 and 2015, we derived approximately 41%, 42% and 39%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, in 2017, we incurred approximately 19% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, in 2017, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of February 23, 2018, we have eleven issued patents and several pending U.S. patent applications, and may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

We prepare our financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these accounting standards or practices could harm our operating results and could have a significant effect on our reporting of transactions and reported results and may even retroactively affect previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results, or require that we make significant changes to our systems, processes and controls or the way we conduct our business.

We have historically expensed commissions associated with sales of our solutions immediately upon receipt of a subscription order from a customer and generally recognize the revenues associated with such sale over the term of the agreement. Accordingly, our historical operating income in any period may not be indicative of our financial health and future performance. With the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, we will commence capitalizing of our commissions but will elect to use the practical expedient in Topic 606 and expense commissions related to contracts with a renewal contract term of one year or less. As a result of the adoption of Topic 606, our future operating results may vary from period to period as our commission expense will not be directly comparable to historical periods.

Through December 2017, we have expensed commissions paid to our sales personnel in the quarter in which the related order is received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of Topic 606, our operating results will also fluctuate and not be comparable to historical periods and continue to fluctuate as we will generally capitalize commissions except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of Topic 606 only includes open contracts as of December 31, 2017. Accordingly, we expect our commission expense to grow in future periods after the initial adoption of Topic 606.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, excess tax benefits from stock-based compensation, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal and state net operating losses, which were $54.4 million as of December 31, 2017. As a result of the Tax Cuts and Jobs Act (“the 2017 Tax Act”), which was enacted by the U.S. federal government on December 22, 2017, our federal tax rate will decrease in 2018, resulting in our recording of $10.4 million of additional income tax expense in 2017 due to the re-measurement of certain deferred tax assets and liabilities. Accordingly, our operating results have fluctuated and may not be comparable to historical periods and continue to fluctuate in the future. Increases in our effective tax rate could harm our operating results.

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

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Act significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. Given the timing, scope, and magnitude of the changes enacted by the 2017 Tax Act, along with on-going implementation efforts, guidance, and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items included in Note 9 to the Consolidated Financial Statements included in Part II, Item 8, that have been reported as provisional may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2017, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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

From time to time, we have released, and may continue to release, guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

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

As of December 31, 2017, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially own, in the aggregate, approximately 14% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons also have significant ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2017, we had approximately 38.6 million shares of our common stock outstanding. Certain holders of shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of December 31, 2017, there were approximately 1.4 million restricted stock units and options to purchase approximately 4.5 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2017, we had an aggregate of 2.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our recently announced stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.

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

Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We have additional U.S. offices in Bellevue, Washington and Raleigh, North Carolina. We also lease offices in Courbevoie, France; Moscow, Russia; Munich, Germany; Frankfurt, Germany; Nuremberg, Germany; Pune, India; Dubai, United Arab Emirates; Reading, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.

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

Market Information

Our common stock is listed on the NASDAQ Stock Market under the trading symbol “QLYS”. The following table sets forth the high and low per share sales prices for our common stock as reported on the NASDAQ Stock Market for the two most recent fiscal years:

	Low	High
Fiscal 2017:
Fourth quarter	$50.00	$62.35
Third quarter	$39.45	$53.55
Second quarter	$34.80	$44.35
First quarter	$31.80	$38.38
Fiscal 2016:
Fourth quarter	$30.61	$39.67
Third quarter	$29.69	$38.32
Second quarter	$23.77	$32.65
First quarter	$16.96	$32.48

Holders of Common Equity

As of January 31, 2018, there were approximately 94 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,495,891	$25.29	2,208,858
Equity compensation plans not approved by security holders	—	$—	—

(1) Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer

*$100 invested on 12/31/12 in stock or index, including reinvestmemt of dividends. Fiscal year ending December 31.

	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017
Qualys, Inc.	$100.00	$156.25	$255.24	$223.73	$214.00	$401.28
NASDAQ Global Select Market	$100.00	$138.00	$156.90	$166.49	$179.13	$230.05
NASDAQ Computer	$100.00	$131.95	$158.17	$168.05	$188.67	$261.81
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No shares of our common stock were repurchased during the fourth quarter of 2017.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2017 are not necessarily indicative of operating results to be expected for any other period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$230,828	$197,925	$164,284	$133,579	$107,962
Income from operations	$37,243	$30,107	$24,806	$9,247	$2,309
Net income	$40,440	$19,224	$15,865	$30,244	$1,541
Net income per share attributable to common stockholders: (1)
Basic	$1.08	$0.55	$0.47	$0.92	$0.05
Diluted	$1.01	$0.50	$0.42	$0.81	$0.04

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$288,414	$243,856	$178,966	$127,218	$97,196
Long-term investments	67,224	45,725	43,277	39,448	35,608
Total assets	537,525	407,004	323,514	260,024	192,603
Deferred revenues, current	143,186	114,964	98,025	81,147	67,505
Deferred revenues, noncurrent	17,136	15,528	14,564	10,064	8,889
Total stockholders’ equity	343,544	258,413	195,566	151,827	103,117

(1)
See Notes 1 and 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculation of our basic and diluted income per share attributable to common stockholders.

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

Overview

We are a pioneer and leading provider of a cloud-based platform delivering security and compliance solutions that enable organizations to identify security risks to their information technology (IT) infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys cloud platform enables our customers to identify their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys cloud platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information security, application security, endpoint, developer security and cloud teams.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions offered on our cloud platform, which we refer to as the Qualys Cloud Apps, includes: Asset Inventory (AI), CMDB Sync (SYN), VM, Continuous Monitoring (CM), Cloud Agent Platform (CAP), Threat Protection (TP), Security Configuration Assessment (SCA), Indication of Compromise (IOC), Policy Compliance (PC), PCI Compliance (PCI), Security Assessment Questionnaire (SAQ), File Integrity Monitoring (FIM), Web Application Scanning (WAS) and Web Application Firewall (WAF). Our VM solutions (including VM, AI, SYN, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 75%, 76% and 77% of total revenues in 2017, 2016 and 2015, respectively.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access our cloud solutions. We invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from existing customers as they renew and purchase additional subscriptions. Revenues from customers existing at or prior to December 31, 2016 grew by $21.5 million to $219.4 million during 2017. Subscriptions from new customers added in 2017 contributed $11.4 million to the increase in revenues. We expect revenue growth from existing and new customers to continue.

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2017, we had over 10,300 customers in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2017, 2016 and 2015, approximately 70%, 71% and 70%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth over the past three years. Our revenues increased from $164.3 million in 2015 to $197.9 million in 2016, and reached $230.8 million in 2017, representing period-over-period increases of $33.6 million and $32.9 million, or 20% and 17%, respectively. We generated net income of $15.9 million in 2015, $19.2 million in 2016, and $40.4 million in 2017.

Key Metric

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Adjusted EBITDA	$84,933	$67,966	$56,660

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for (benefit from) income taxes, (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation, (6) non-recurring expenses and (7) acquisition-related expenses that do not reflect ongoing costs of operating the business.

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for each of the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$40,440	$19,224	$15,865
Depreciation and amortization of property and equipment	19,828	16,621	13,974
Amortization of intangible assets	808	373	386
Interest expense	3	26	6
(Benefit from) provision for income taxes	(1,062)	11,205	8,655
EBITDA	60,017	47,449	38,886
Stock-based compensation	26,961	20,149	17,494
Other (income) expense, net	(2,138)	(348)	280
Acquisition-related expense(1)	93	—	—
One-time tax related expense(2)	—	716	—
Adjusted EBITDA	$84,933	$67,966	$56,660
Percentage of revenues	37%	34%	34%

(1) Adjusted EBITDA for 2017 excludes approximately $0.1 million of compensation expense from the acquisition of NetWatcher.
(2) Adjusted EBITDA for 2016 excludes approximately $0.7 million of a non-recurring expense related to the remittance of payroll taxes from fiscal year 2013 through May 2016. During this same period, we have not excluded any amounts related to other non-recurring items from Adjusted EBITDA because we have considered such amounts to be immaterial.

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

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP.

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

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses
Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to acquisitions and overhead allocations. All research and development costs are expensed as incurred. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal and human resources teams, as well as professional services, insurance, fees, and software licenses. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British Pound and Indian Rupee; losses on disposal of property and equipment; and impairment of long-lived assets.

Provision for Income Taxes
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which were generally lower than U.S. tax rates during 2017 and may also be subject to U.S. income taxes. Our effective rates differ from the U.S. statutory rate primarily due to foreign income subject to different tax rates than the U.S., research and development tax credits, non-deductible stock-based compensation expense, excess tax benefits related to stock-based compensation and other adjustments.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax impact of timing differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the statutory rate change is enacted into law. During 2017, we recognized an expense of $10.4 million as a result of re-measuring deferred tax assets and liabilities using the reduced U.S. federal tax rate of 21% which decreased from 35% due to the enactment of the 2017 Tax Act.

We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income.

Our benefit from income taxes in 2017 consists of a tax benefit for excess tax benefits related to stock-based compensation and the recognition of our U.S. federal and certain state deferred tax assets including federal research credits. The tax benefit was partially offset by the re-measurement of deferred taxes due to the 2017 Tax Act and income taxes for profits generated in foreign jurisdictions by wholly-owned subsidiaries.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations data:
Revenues	$230,828	$197,925	$164,284
Cost of revenues (1)	51,580	43,128	34,327
Gross profit	179,248	154,797	129,957
Operating expenses:
Research and development (1)	42,816	36,591	30,438
Sales and marketing (1)	63,855	58,985	50,397
General and administrative (1)	35,334	29,114	24,316
Total operating expenses	142,005	124,690	105,151
Income from operations	37,243	30,107	24,806
Other income (expense), net	2,135	322	(286)
Income before income taxes	39,378	30,429	24,520
(Benefit from) provision for income taxes	(1,062)	11,205	8,655
Net income	$40,440	$19,224	$15,865

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$2,159	$1,858	$1,250
Research and development	5,944	5,678	4,936
Sales and marketing	4,755	4,870	3,867
General and administrative	14,103	7,743	7,441
Total stock-based compensation	$26,961	$20,149	$17,494

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2017	2016	2015
Revenues	100%	100%	100%
Cost of revenues	22	22	21
Gross profit	78	78	79
Operating expenses:
Research and development	19	18	18
Sales and marketing	28	30	31
General and administrative	15	15	15
Total operating expenses	62	63	64
Income from operations	16	15	15
Other income (expense), net	1	0	0
Income before income taxes	17	15	15
(Benefit from) provision for income taxes	(1)	5	5
Net income	18%	10%	10%

Comparison of Years Ended December 31, 2017 and 2016
Revenues

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Revenues	$230,828	$197,925	$32,903	17%

Revenues increased $32.9 million in 2017 compared to 2016. Revenues from customers existing at or prior to December 31, 2016 grew by $21.5 million to $219.4 million during 2017. Subscriptions from new customers added in 2017 contributed $11.4 million to the increase in revenues. Of the total increase of $32.9 million, $22.9 million was from customers in the United States and the remaining $10.0 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Cost of revenues	$51,580	$43,128	$8,452	20%
Percentage of revenues	22%	22%
Gross profit percentage	78%	78%

Cost of revenues increased $8.5 million in 2017 compared to 2016, primarily due to an increase in personnel expenses of $4.1 million, driven by the increase in the number of employees to support the continued growth of our business; a $2.8 million increase in depreciation expense related to additional computer hardware and software; a $0.5 million increase in amortization expense related to acquired technology resulting from our business acquisitions; increased data center costs of $0.5 million; and increased consulting services and third-party software license maintenance expense of $0.2 million each as our business continues to grow.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Research and development	$42,816	$36,591	$6,225	17%
Percentage of revenues	19%	18%

Research and development expenses increased $6.2 million in 2017 compared to 2016, primarily due to an increase in personnel expenses of $5.7 million, driven by additional employees hired to support the growth of our business; and increased related facilities costs and expenses of $1.0 million to support our research and development activities. These increases were partially offset by lower consulting services of $0.4 million. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Sales and marketing	$63,855	$58,985	$4,870	8%
Percentage of revenues	28%	30%

Sales and marketing expenses increased $4.9 million in 2017 compared to 2016, primarily due to an increase in personnel expenses of $3.8 million, driven by the increase in the number of employees to support the growth of our business; and increased marketing expenses of $1.2 million, including lead generation expense.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$35,334	$29,114	$6,220	21%
Percentage of revenues	15%	15%

General and administrative expenses increased $6.2 million in 2017 compared to 2016, primarily driven by an increase in personnel expenses of $7.4 million, principally due to higher executive stock-based compensation and the addition of new employees to support the growth of our business. The increase was partially offset by lower legal fees of $1.4 million.

Total Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Total other income (expense), net	$2,135	$322	$1,813	563%
Percentage of revenues	1%	0%

Total other income (expense), net, increased $1.8 million in 2017 compared to 2016, primarily due to an increase in interest income as our cash and investment balances increased year over year.

(Benefit from) Provision for Income Taxes

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(1,062)	$11,205	$(12,267)	(109)%
Percentage of revenues	(1)%	5%

We recorded an income tax benefit of $1.1 million in 2017 as compared to an income tax provision of $11.2 million in 2016. This was primarily due to the favorable impact of excess tax benefits from stock-based compensation of $27.1 million due to the adoption of ASU 2016-09 in 2017. This benefit was partially offset by $10.4 million of expense recorded for the re-measuring of deferred tax assets and liabilities due to the decrease in the federal rate from 35% to 21% resulting from the Tax Cuts and Jobs Act, enacted into law on December 22, 2017.

Comparison of Years Ended December 31, 2016 and 2015
Revenues

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Revenues	$197,925	$164,284	$33,641	20%
Revenues increased $33.6 million in 2016 compared to 2015. Revenues from customers existing at or prior to December 31, 2015 grew by $20.4 million to $184.7 million during 2016. Subscriptions from new customers added in 2016 contributed $13.2 million to the increase in revenues. Of the total increase of 33.6 million, $24.4 million was from customers in the United States and the remaining $9.3 million was from customers in foreign countries. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Cost of revenues	$43,128	$34,327	$8,801	26%
Percentage of revenues	22%	21%
Gross profit percentage	78%	79%
Cost of revenues increased $8.8 million in 2016 compared to 2015, primarily due to an increase in personnel expenses of $2.7 million to support the continued growth of our business; a $2.2 million increase in depreciation expenses related to additional computer hardware and software; an increase in third-party software maintenance expense of $2.1 million; increased data center and equipment repair and maintenance of $0.5 million; increased overhead costs of $0.5 million; and increased temporary services of $0.2 million as we continued to grow.
Research and Development Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Research and development	$36,591	$30,438	$6,153	20%
Percentage of revenues	18%	18%
Research and development expenses increased $6.2 million in 2016 compared to 2015, primarily due to an increase in personnel expenses of $4.9 million, driven by the increase in the number of employees; increased temporary services of $0.5 million; and increased overhead costs of $0.5 million we continued to grow. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.
Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Sales and marketing	$58,985	$50,397	$8,588	17%
Percentage of revenues	30%	31%
Sales and marketing expenses increased $8.6 million in 2016 compared to 2015, primarily due to an increase in personnel expenses of $5.2 million. principally due to the increase in the number of employees; increased marketing expenses of $2.1 million, primarily trade show, lead generation and branding expenses; and increased software license and maintenance fees of $0.9 million.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
General and administrative	$29,114	$24,316	$4,798	20%
Percentage of revenues	15%	15%
General and administrative expenses increased $4.8 million in 2016 compared to 2015, primarily driven by increased legal, accounting, consulting and temporary services of $2.8 million; increased personnel expenses of $2.4 million, primarily due to additional employees to support the growth of our business; $0.7 million of a non-recurring expense in 2016 related to the remittance of payroll taxes from fiscal year 2013 through May 2016; and a $0.3 million increase in dues and subscriptions. These increases were partially offset by $0.7 million of lower allocated costs for certain information technology expenses and by lower bad debt expense of $0.7 million.
Total Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Total other income (expense), net	$322	$(286)	$608	(213)%
Percentage of revenues	0%	0%
Total other income (expense), net increased $0.6 million in 2016 compared to 2015, primarily due to an increase in investment and interest income and lower foreign exchange losses.

Provision for Income Taxes

	Year Ended
	December 31,		Change
	2016	2015	$	%
	(in thousands, except percentages)
Provision for income taxes	$11,205	$8,655	$2,550	29%
Percentage of revenues	5%	5%
The increase in the provision is primarily due to the significant increase in income before tax of $30.4 million in 2016 compared to $24.5 million in 2015.

Liquidity and Capital Resources

At December 31, 2017, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $355.6 million, including $7.5 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2017, 2016 and 2015, respectively. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. We expect to spend approximately $23.0 to $28.0 million through December 31, 2018 for capital expenditures, primarily related to infrastructure to support the anticipated growth in our business. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by operating activities	$107,646	$68,110	$65,960
Cash used in investing activities	(118,195)	(96,490)	(61,348)
Cash provided by financing activities	10,403	23,419	10,582
Net (decrease) increase in cash and cash equivalents	$(146)	$(4,961)	$15,194

Cash Flows from Operating Activities

In 2017, cash provided by operating activities of $107.6 million was primarily due to $40.4 million of net income, as adjusted by increases in deferred revenues of $29.8 million, attributable to our continued growth in sales; non-cash items including depreciation and amortization expense of $20.6 million and stock-based compensation expense of $27.0 million; and an increase in other noncurrent liabilities of $7.3 million, primarily attributable to deferred rent relating to our office facility. These increases were partially offset by an increase in accounts receivable of $18.0 million due to the timing of customer payments.

In 2016, cash flows from operating activities of $68.1 million resulted primarily from our net income of approximately $19.2 million, as adjusted by increases in deferred revenues of $17.9 million, attributable to our continued growth in sales; accrued liabilities of $9.7 million; non-cash items including depreciation and amortization expense of $17.0 million; and stock-based compensation expense of $20.1 million. These increases were partially offset by the non-cash effect of excess tax benefits from stock based compensation of $8.7 million, an increase in prepaid expenses and other assets of $2.1 million and an increase in accounts receivable of $4.9 million.

In 2015, cash flows from operating activities of $66.0 million resulted primarily from our net income of approximately $15.9 million, as adjusted by an increase in deferred revenues of $21.4 million, attributable to our continued growth; an increase in subscriptions exceeding one year; and non-cash items including depreciation and amortization expense of $14.4 million, stock-based compensation expense of $17.5 million and net utilization of deferred income taxes of $6.6 million. These increases were partially offset by an increase in accounts receivable of $10.2 million.

Cash Flows from Investing Activities

In 2017, cash used in investing activities of $118.2 million was primarily attributable to net purchases of investments of $67.9 million and net cash paid in connection with our acquisitions of Nevis Networks (India) Private Limited (Nevis) and Defensative, LLC (NetWatcher) of $12.5 million. Additionally, $37.8 million of cash was used for capital expenditures, including the buildout of our new headquarters facility, computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

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

Cash Flows from Financing Activities

In 2017, cash provided by financing activities of $10.4 million was primarily attributable to $31.3 million of proceeds from the exercise of stock options, offset by employee payroll taxes paid related to net share settlement of equity awards of $20.9 million.

In 2016, cash provided by financing activities of $23.4 million was primarily attributable to $15.2 million of proceeds from the exercise of stock options and $8.7 million of excess tax benefits from stock based compensation.

In 2015, cash provided by financing activities of $10.6 million was primarily attributable to $10.1 million of proceeds from the exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and office equipment. The following table summarizes our contractual cash obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$48,896	$6,893	$11,199	$8,804	$22,000

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commence on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. We took possession of the facility on May 1, 2017, completed construction of the facility and moved into the facility in November 2017.

In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit (classified as restricted cash) to secure our obligations through the end of the lease term.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the year ended December 31, 2017, we made regular payments on our operating lease obligations of $4.4 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information on all of our significant accounting policies, see Note 1 - The Company and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Revenue Recognition
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based security and compliance solutions through a unified, web-based interface. Customers generally enter into one year renewable subscriptions though some customers do enter into subscriptions with longer terms. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys cloud platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.
Subscriptions for unlimited scans and certain limited scan arrangements with firm expiration dates are recognized ratably over the period in which the services are performed, generally one year. We recognize revenues for certain other limited scan arrangements, where expiration dates can be extended, on an as-used basis. We recognize the subscription of physical scanner appliances and other computer equipment as revenues ratably over the period of the subscription, which is commensurate with the term of the related subscription. Because the customer’s access to our cloud solutions are delivered at the same time or within close proximity to the delivery of physical scanner appliances and the terms are commensurate for these services and equipment, we consider these elements as a single unit of accounting recognized ratably over the subscription term. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized over the subscription term. Costs of shipping and handling charges associated with physical scanner appliances and other computer equipment are included in cost of revenues.
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

Based on the analysis of positive and negative factors noted above, we do not have a valuation allowance against U.S. federal and certain state deferred tax assets. We believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2017 for our California deferred tax assets. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.
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
On December 22, 2017, the 2017 Tax Act was enacted into law. The new legislation contains several key tax provisions that impact the Company, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018 and a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (transition tax), acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. We have estimated our provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing and as a result have recorded $10.4 million as additional income tax expense due to the re-measurement of certain deferred tax assets and liabilities as a result in the reduction of the federal tax rate. No amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was recorded due to cumulative foreign losses of our subsidiaries.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we have determined that the $10.4 million of the deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities and the zero amount of transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. A comprehensive analysis of the newly introduced provisions for Global Intangible Low Tax Income (“GILTI”), for which additional guidance is expected from the U.S. Internal Revenue Service, is required to finalize the amounts of our deferred tax assets and liabilities, and a detailed analysis of historical foreign earnings and the potential correlative adjustments will be performed to verify the transitional tax does not apply. Subsequent adjustments resulting from the additional work referred to above will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
As a result of the adoption of ASU 2016-09 on January 1, 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $7.7 million with a corresponding increase to deferred tax assets for the federal and state net operating losses and federal research credits attributable to excess tax benefits from stock-based compensation which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the year ended December 31, 2017, the Company recognized a benefit of $27.1 million related to excess tax benefits.
Stock-Based Compensation
We recognize the fair value of our employee stock options and restricted stock units over the requisite service period for those awards ultimately expected to vest. The fair value of each option is estimated on date of grant using the Black-Scholes-Merton option pricing model and the fair value of each restricted stock unit is based on the fair value of our stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
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
We also record compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is periodically re-measured as they vest over a performance period.
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

Interest Rate Sensitivity

We have $355.6 million in cash, cash equivalents and short-term and long-term investments at December 31, 2017. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Qualys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2018 expressed unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.

San Jose, California
February 23, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Qualys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 23, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
San Jose, California
February 23, 2018

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$86,591	$86,737
Short-term investments	201,823	157,119
Accounts receivable, net of allowance of $816 and $702 at December 31, 2017 and 2016, respectively	64,412	47,024
Prepaid expenses and other current assets	16,524	9,808
Total current assets	369,350	300,688
Long-term investments	67,224	45,725
Property and equipment, net	58,557	39,401
Deferred tax assets, net	25,066	16,590
Intangible assets, net	12,401	987
Goodwill	1,549	317
Restricted cash	1,200	1,200
Other noncurrent assets	2,178	2,096
Total assets	$537,525	$407,004
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,144	$2,051
Accrued liabilities	21,444	13,317
Deferred revenues, current	143,186	114,964
Total current liabilities	165,774	130,332
Deferred revenues, noncurrent	17,136	15,528
Other noncurrent liabilities	11,071	2,731
Total liabilities	193,981	148,591
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 38,598,117 and 35,841,001 shares issued and outstanding at December 31, 2017 and 2016, respectively	39	36
Additional paid-in capital	304,155	266,794
Accumulated other comprehensive loss	(574)	(156)
Retained earnings (deficit)	39,924	(8,261)
Total stockholders’ equity	343,544	258,413
Total liabilities and stockholders’ equity	$537,525	$407,004

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$230,828	$197,925	$164,284
Cost of revenues	51,580	43,128	34,327
Gross profit	179,248	154,797	129,957
Operating expenses:
Research and development	42,816	36,591	30,438
Sales and marketing	63,855	58,985	50,397
General and administrative	35,334	29,114	24,316
Total operating expenses	142,005	124,690	105,151
Income from operations	37,243	30,107	24,806
Other income (expense), net:
Interest expense	(3)	(26)	(6)
Interest income	2,674	1,320	570
Other expense, net	(536)	(972)	(850)
Total other income (expense), net	2,135	322	(286)
Income before income taxes	39,378	30,429	24,520
(Benefit from) provision for income taxes	(1,062)	11,205	8,655
Net income	$40,440	$19,224	$15,865
Net income per share:
Basic	$1.08	$0.55	$0.47
Diluted	$1.01	$0.50	$0.42
Weighted average shares used in computing net income per share:
Basic	37,443	35,247	34,050
Diluted	40,071	38,369	38,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$40,440	$19,224	$15,865
Available-for-sale investments:
Change in net unrealized loss on investments, net of tax	(462)	(57)	(202)
Less: reclassification adjustment for net realized gain (loss) included in net income, net of tax	44	112	(19)
Other comprehensive (loss) income, net of tax	(418)	55	(221)
Comprehensive income	$40,022	$19,279	$15,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$40,440	$19,224	$15,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,636	16,994	14,360
Bad debt expense	657	199	851
Loss on disposal of property and equipment	161	55	5
Stock-based compensation	26,961	20,149	17,494
Amortization of premiums and accretion of discounts on investments	1,324	1,000	594
Excess tax benefits from stock-based compensation	—	(8,700)	(487)
Impairment of intangible assets	—	—	255
Deferred income taxes	(10,414)	(440)	6,564
Excess tax benefits included in deferred tax assets	7,696	—	—
Changes in operating assets and liabilities:
Accounts receivable	(17,966)	(4,898)	(10,183)
Prepaid expenses and other assets	(53)	(2,107)	(1,011)
Restricted cash	—	(1,200)	—
Accounts payable	(454)	(1,220)	(3,293)
Accrued liabilities	1,485	9,696	3,339
Deferred revenues	29,830	17,903	21,378
Other noncurrent liabilities	7,343	1,455	229
Net cash provided by operating activities	107,646	68,110	65,960
Cash flows from investing activities:
Purchases of investments	(299,891)	(222,953)	(146,707)
Sales and maturities of investments	231,996	149,708	105,509
Purchases of property and equipment	(37,818)	(23,245)	(20,051)
Business acquisitions	(12,482)	—	—
Capitalized software development costs	—	—	(99)
Net cash used in investing activities	(118,195)	(96,490)	(61,348)
Cash flows from financing activities:
Proceeds from exercise of stock options	31,327	15,157	10,095
Excess tax benefits from stock-based compensation	—	8,700	487
Payments for taxes related to net share settlement of equity awards	(20,924)	(438)	—
Net cash provided by financing activities	10,403	23,419	10,582
Net (decrease) increase in cash and cash equivalents	(146)	(4,961)	15,194
Cash and cash equivalents at beginning of period	86,737	$91,698	76,504
Cash and cash equivalents at end of period	$86,591	$86,737	$91,698
Supplemental disclosures of cash flow information
Cash paid for interest expense	3	27	6
Cash paid for income taxes, net of refunds	1,584	856	995
Non-cash investing and financing activities
Business acquisitions recorded in Intangible Assets and Accrued liabilities	1,000	—	—
Purchases of property and equipment recorded in accounts payable and accrued liabilities	2,765	1,438	—
Vesting of early exercised common stock options	—	—	19

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained earnings (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2014	33,594,285	$34	$195,133	$10	$(43,350)	$151,827
Net income	—	—	—	—	15,865	15,865
Other comprehensive loss, net of tax	—	—	—	(221)	—	(221)
Issuance of common stock upon exercise of stock options	807,846	—	10,095	—	—	10,095
Issuance of common stock upon vesting of restricted stock units	12,500	—	—	—	—	—
Vesting of early exercised common stock options	—	—	19	—	—	19
Excess tax benefits from stock-based compensation	—	—	487	—	—	487
Stock-based compensation	—	—	17,494	—	—	17,494
Balances at December 31, 2015	34,414,631	34	223,228	(211)	(27,485)	195,566
Net income	—	—	—	—	19,224	19,224
Other comprehensive income, net of tax	—	—	—	55	—	55
Issuance of common stock upon exercise of stock options	1,399,157	2	15,155	—	—	15,157
Issuance of common stock upon vesting of restricted stock units	25,213	—	—	—	—	—
Issuance of common stock in exchange for services	2,000	—	26	—	—	26
Excess tax benefits from stock-based compensation	—	—	8,700	—	—	8,700
Taxes related to net share settlement of equity awards	—	—	(438)	—	—	(438)
Stock-based compensation	—	—	20,123	—	—	20,123
Balances at December 31, 2016	35,841,001	36	266,794	(156)	(8,261)	258,413
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	7,745	7,745
Net income	—	—	—	—	40,440	40,440
Other comprehensive loss, net of tax	—	—	—	(418)	—	(418)
Issuance of common stock upon exercise of stock options	2,997,095	3	31,324	—	—	31,327
Issuance of common stock upon vesting of restricted stock units	217,111	—	—	—	—	—
Taxes related to net share settlement of equity awards	(457,090)	—	(20,924)	—	—	(20,924)
Stock-based compensation	—	—	26,961	—	—	26,961
Balances at December 31, 2017	38,598,117	$39	$304,155	$(574)	$39,924	$343,544

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has majority-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys cloud platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

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

Reclassification
The Company reclassified certain information technology expenses across the functions that benefit from their support. In 2016, the Company reclassified $3.0 million out of general and administrative expenses. Of this amount the Company reclassified $0.7 million to cost of revenues, $1.3 million to research and development and $1.0 million to sales and marketing. In 2015, the Company reclassified $2.3 million out of general and administrative expenses. Of this amount the Company reclassified $0.5 million to cost of revenues, $1.0 million to research and development and $0.8 million to sales and marketing.

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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. The Company maintains an allowance for potential credit losses based upon the expected collectability of accounts receivable. The Company writes off its receivables once collection efforts are unsuccessful. As of December 31, 2017 and 2016, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses and is determined based on a review of existing accounts receivable by aging category to identify significant customers or invoices with collectability issues. For those invoices not specifically reviewed, the reserve is calculated based on the age of the receivable and historical write-offs.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
On certain of our operating lease agreements, the Company may receive rent free periods or escalating rent payments over the terms of the leases. The Company recognizes rent expense under these agreements on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. The Company records the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. When the Company receives tenant allowances upon entering into certain leases, the Company records the allowances as an offset to short-term or long-term deferred rent liability and amortizes them using the straight-line method as a reduction to rent expense over the term of the lease.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. In each of 2017, 2016 and 2015, the Company had no impairment of long-lived assets.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2017 and concluded there was no potential impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment in 2017 and concluded that as of December 31, 2017, there was no potential impairment of the indefinite-lived intangible assets.

If the qualitative assessment indicates there is more than a 50% likelihood that the fair value is less than the carrying amount of the reporting unit or the intangible asset, the Company would perform a two-step test. In the first step, the carrying value of the reporting unit or intangible asset is compared to its estimated fair value. If the estimated fair value is less than the carrying value, then potential impairment exists. In the second step, for goodwill, the Company calculates the amount of any impairment by determining the implied fair value of goodwill using a hypothetical purchase price allocation, similar to that which would be applied if it were an acquisition and the purchase price was equivalent to fair value as calculated in the first step. Impairment is equivalent to any excess of goodwill carrying value over its implied fair value. For indefinite-lived intangible assets, the Company performs the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. In 2015, the Company determined there was an impairment of certain indefinite-lived intangible assets and recorded a write-off of $0.3 million recorded in other expense, net.

Certain other intangible assets acquired are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist. The Company’s intangible assets are comprised primarily of existing technology, patent license, and non-competition agreements and are amortized over periods ranging from three to fourteen years on a straight-line basis. As of December 31, 2017, the Company has not written down any of these intangible assets as a result of impairment.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software Development Costs
The Company capitalizes qualifying software costs developed for internal use. These costs include internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other consulting expenses. Total capitalized development costs and the related accumulated amortization were $0.4 million each at both December 31, 2017 and 2016.

Business Combinations
We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

At December 31, 2017, the Company had two outstanding forward contracts with notional amounts of 7.0 million Euros and 4.8 million British Pounds, respectively, both with the expiry date of January 31, 2018. At December 31, 2016, the Company had two outstanding forward contracts with notional amounts of 7.6 million Euros and 4.6 million British Pounds, which expired on February 2, 2017. These forward contracts were entered into as of December 29, 2017 and December 30, 2016, respectively, and had a fair value of $0 at both December 31, 2017 and 2016. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions:

	Year Ended December 31,
	2017	2016	2015

Net (loss) gain from forward contracts	$(1,665)	$554	$608
Other foreign currency transaction gains (losses)	1,310	(1,324)	(1,052)
Total foreign exchange loss, net	$(355)	$(770)	$(444)

Stock-Based Compensation
The Company recognizes the fair value of its employee stock options and restricted stock units (RSUs) over the requisite service period for those awards ultimately expected to vest. The fair value of each option is estimated on date of grant using the Black-Scholes-Merton option pricing model and the fair value of each restricted stock unit is based on the fair value of the Company's stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option grants to non-employees are accounted for at the fair value of the equity instrument issued, as calculated using the Black-Scholes-Merton option-pricing model and the expense is recognized over the vesting periods of the options. The value of options granted to non-employees is re-measured as they vest over a performance period.

Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Customers generally enter into one year renewable subscriptions though some customers do enter into subscriptions with longer terms. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its Qualys cloud platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

The Company recognizes revenues when all of the following conditions are met:

•	There is persuasive evidence of an arrangement.

•	The service has been provided to the customer.

•	The collection of the fees is reasonably assured.

•	The amount of fees to be paid by the customer is fixed or determinable.
Subscriptions are recognized ratably over the subscription period. The Company recognizes revenues from subscriptions that include physical scanner appliances and other computer equipment ratably over the period of the subscription. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized over the subscription term.

The Company recognizes revenues for certain limited scan arrangements, for which expiration dates can be extended, on an as-used basis.

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

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising, trade show costs and promotional materials. The Company incurred advertising costs of $8.6 million, $7.7 million and $6.1 million for 2017, 2016 and 2015, respectively.

Income Taxes

The Company provides for the effect of income taxes in its consolidated financial statements using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating loss carryovers, and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. As a result of the 2017 Tax Act the Company re-measured certain deferred tax assets and liabilities as of December 31, 2017 and recorded $10.4 million of deferred tax expense during 2017 as detailed in Note 9, “Income Taxes”.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are re-measured at average exchange rates during the period. Foreign currency re-measurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction losses of $0.4 million, $0.8 million and $0.4 million during 2017, 2016 and 2015, respectively.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 intended to simplify and improve various aspects related to how employee-share based payment transactions are accounted for and presented in the financial statements, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. The inclusion of excess tax benefits and deficiencies as a component of income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards depends on our stock price at the date the awards vest. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted this ASU in its first quarter of 2017 and elected to apply this adoption prospectively, recording an increase to retained earnings of $7.7 million with a corresponding increase to deferred tax assets for federal and state net operating losses and federal research credits. Additionally, the income tax consequences in the current year include a tax deduction benefit of $27.1 million and increased current and deferred tax benefits for federal research credits. The Company has prospectively adjusted its consolidated statements of cash flows. The Company has made the accounting policy election to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense to record each period. See Note 9, "Income Taxes", for additional impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products or services are transferred to customers. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”) on January 1, 2018. The Company has considered the impact of the standards' requirements and we do not expect that the adoption will have a material impact on the amount or timing of revenue recognized but will impact the Company's consolidated financial statements with respect to the capitalization and amortization of incremental costs of obtaining a contract, primarily sales commissions. Under the Company’s current accounting policy, sales commissions are expensed as incurred. The new revenue standards require the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided the Company expects to recover the costs. Under the new revenue standards, the Company will amortize these costs over a period of benefit, as estimated by management, which may extend beyond the contract term. The Company will elect to use the practical expedient in Accounting Standards Codification ("ASC") 340-40- 25-4 and expense commissions related to contract renewals with a renewal contract term of one year or less. The Company will adopt the new revenue standards as of January 1, 2018, using the modified retrospective transition method applied to those contracts which are not completed as of that date. For sales commissions that are capitalized, the Company expects to record an estimated net cumulative-effect adjustment to retained earnings of $2.7 million associated with the capitalization of sales commissions related to contracts in progress as of January 1, 2018. In addition, we expect to amortize sales commissions over five years, representing the period which our goods and services are being transferred to our customers.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. Pursuant to the leasing criteria, most of our leased space and equipment leases will be required to be accounted for as capitalized assets on the balance sheet with an offsetting financing obligations. In the statement of operations, what was formerly rent expense will be bifurcated into depreciation and interest expense. The Company is currently evaluating the impact and expects the ASU will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), to provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company will adopt ASU 2016-18 retrospectively in the first quarter of fiscal 2018. Restricted cash at both December 31, 2017 and 2016 was $1.2 million.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 on a prospective basis. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This ASU is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This ASU must be applied on a prospective basis. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.	Fair Value of Financial Instruments

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$86,500	$—	$—	$86,500
Money market funds	91	—	—	91
Total	86,591	—	—	86,591
Short-term investments:
Commercial paper	12,623	—	(3)	12,620
Corporate bonds	38,425	1	(64)	38,362
U.S. government agencies	151,058	—	(217)	150,841
Total	202,106	1	(284)	201,823
Long-term investments:
Asset-backed securities	4,998	—	(12)	4,986
U.S. government agencies	24,269	—	(54)	24,215
Corporate bonds	38,198	—	(175)	38,023
Total	67,465	—	(241)	67,224
Total	$356,162	$1	$(525)	$355,638

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$72,673	$—	$—	$72,673
Money market funds	473	—	—	473
Commercial paper	13,591	—	—	13,591
Total	86,737	—	—	86,737
Short-term investments:
Commercial paper	14,782	5	—	14,787
Corporate bonds	13,490	—	(11)	13,479
Asset-backed securities	1,235	—	—	1,235
U.S. government agencies	127,660	—	(42)	127,618
Total	157,167	5	(53)	157,119
Long-term investments:
Asset-backed securities	5,091	2	—	5,093
U.S. government agencies	29,501	—	(71)	29,430
Corporate bonds	11,243	—	(41)	11,202
Total	45,835	2	(112)	45,725
Total	$289,739	$7	$(165)	$289,581

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,620	$—	$12,620
U.S. government agencies	—	175,056	—	175,056
Corporate bonds	—	76,385	—	76,385
Asset-backed securities	—	4,986	—	4,986
Total	$—	$269,047	$—	$269,047

	December 31, 2016
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$28,378	$—	$28,378
U.S. government agencies	—	157,048	—	157,048
Corporate bonds	—	24,681	—	24,681
Asset-backed securities	—	6,328	—	6,328
Total	$—	$216,435	$—	$216,435

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	December 31, 2017
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$12,620	$—	$—	$12,620
U.S. government agencies	150,841	22,033	2,182	175,056
Corporate bonds	38,362	22,717	15,306	76,385
Asset-backed securities	4,702	284	—	4,986
Total	$206,525	$45,034	$17,488	$269,047

At December 31, 2017 and 2016, derivative financial instruments, consisting of foreign currency forward contracts, were valued at $0 as the contracts were entered into on the last day of the respective reporting periods. These instruments were valued using Level 2 inputs.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.	Property and Equipment, Net

Property and equipment consists of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Computer equipment	$77,883	$57,295
Computer software	20,447	19,716
Furniture, fixtures and equipment	5,075	3,425
Scanner appliances	14,325	14,776
Leasehold improvements	16,067	3,694
Total property and equipment	133,797	98,906
Less: accumulated depreciation and amortization	(75,240)	(59,505)
Property and equipment, net	$58,557	$39,401

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $6.8 million and $8.3 million at December 31, 2017 and 2016, respectively, including assets that have not been placed in service of $0.9 million and $1.3 million, respectively. Other fixed assets not placed in service at December 31, 2017 and 2016 were $9.6 million and $3.6 million, respectively. Depreciation and amortization expense relating to property and equipment was $19.9 million, $16.6 million and $13.9 million for 2017, 2016 and 2015, respectively.

On November 20, 2017, the Company moved its headquarters office from Redwood City, California to Foster City, California. Due to the move, the Company incurred a loss of disposal of $0.2 million from abandoning the Redwood City office facilities. The gross amount of abandoned costs was $2.4 million with accumulated depreciation of $2.2 million and a net book value of $0.2 million. The loss was recognized in operating expenses.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.	Business Combinations

In 2017, the Company purchased certain assets of Nevis Networks (India) Private Limited (“Nevis”) and Defensative, LLC (NetWatcher). The Nevis acquisition accelerates the Company's development of network security solutions for detection and awareness of external intrusions to computer networks. The NetWatcher acquisition expands the Company's threat protection and management capabilities and adds new offerings to managed security service providers. Total purchase consideration related to the Company’s business combinations was $5.8 million in cash for Nevis, and $7.7 million for NetWatcher of which $1.0 million is payable in the future subject to terms and conditions of the purchase agreement. Total cash paid in the business combinations completed during 2017 was $12.5 million. Pro forma financial information for these acquisitions have not been presented because they are not material to our consolidated financial statements, either individually or in aggregate.

In connection with the NetWatcher acquisition, certain founders of NetWatcher will receive future payments with continued employment at their one year and two year anniversaries with the Company. These future payments are being recorded as employee compensation expense ratably over the two-year period.

The Company accounted for the acquisition of certain assets of Nevis and Netwatcher as business combinations. The allocation of the consideration for business combinations completed in year of 2017 is summarized as follows (in thousands):

Acquiree	Purchase Consideration	Net Tangible Assets Acquired/ (liabilities assumed)	Purchased Intangible Assets	Goodwill
Nevis	$5,753	$14	$5,156	$583
NetWatcher	7,729	80	7,000	649
Total	$13,482	$94	$12,156	$1,232

Purchased intangible assets represent the estimated fair value of purchased technology from our acquisitions of Nevis and NetWatcher. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill generated from these acquisitions was primarily related to the acquired workforce, expected improvements in technology performance and additional product functionality. The fair values assigned to tangible assets acquired and identifiable intangible assets are based on management's estimates and assumptions.

The intangible assets have an estimated useful life of 5 years. Goodwill is deductible for tax purposes over 15 years.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands):

				December 31,
				2017
	Weighted Average Lives	Weighted Remaining Average Lives	Cost	Accumulated Amortization	Net Book Value
Developed technology	5 years	5 years	$14,067	$(2,371)	$11,696
Patent licenses	14 years	7 years	1,388	(723)	665
Total intangibles subject to amortization			$15,455	$(3,094)	12,361
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,401

				December 31,
				2016
	Weighted Average Lives	Weighted Remaining Average Lives	Cost	Accumulated Amortization	Net Book Value
Developed technology	7 years	1 year	$1,910	$(1,728)	$182
Patent licenses	14 years	8 years	1,388	(623)	765
Total intangibles subject to amortization			$3,298	$(2,351)	947
Intangible assets not subject to amortization					40
Total intangible assets, net					$987

Intangible assets amortization expense was $0.7 million and $0.4 million for 2017 and 2016, respectively.

As of December 31, 2017, the Company expects amortization expense in future periods to be as follows (in thousands):

2018	$2,531
2019	2,531
2020	2,531
2021	2,531
2022	2,071
2023 and thereafter	166
Total expected future amortization expense	$12,361

Goodwill, which is not subject to amortization, totaled $1.5 million and $0.3 million as of December 31, 2017 and 2016, respectively.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.	Commitments and Contingencies

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under non-cancelable operating leases for varying periods through 2028.

The following are the minimum annual lease payments due under operating leases at December 31, 2017 (in thousands):

2018	$6,893
2019	5,784
2020	5,415
2021	4,663
2022	4,141
2023 and thereafter	22,000
Total minimum lease payments	$48,896

Rent expense was $9.6 million, $7.1 million and $6.6 million for 2017, 2016 and 2015, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. As of December 31, 2017 and 2016, the Company has accrued $9.5 million and $0.4 million of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

On October 14, 2016, the Company entered into a lease agreement (included in the table above) for its new headquarters office facility. The lease payments commence on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. The Company took possession of the facility on May 1, 2017, completed construction of the facility and moved into the facility in November 2017.

In connection with this lease, the Company has provided the landlord with a $1.2 million standby letter of credit to secure the Company’s obligations through the end of the lease term, which was classified as restricted cash in the accompanying consolidated balance sheets.

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

Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable a loss has been incurred and such loss can be reasonably estimated. As of December 31, 2017 and 2016, the Company has not recorded and is not aware of any material liabilities for contingencies.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7.	Stockholders' Equity and Stock-based Compensation

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2017 as follows:

Options and RSUs outstanding under equity incentive plans
2000 Equity Incentive Plan	691,589
2012 Equity Incentive Plan	5,214,890
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan	2,208,858
Total shares reserved for future issuance	8,115,337

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2017 and 2016, there are no issued or outstanding shares of preferred stock.

Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the 2012 Plan) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participant's incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares equivalent to up to 9,861,234 shares of common stock as of December 31, 2017. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the board of directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSAs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2017, 2,208,858 shares were available for grant under the 2012 Plan.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component of stockholders’ equity (deficit) until those shares vest. The amounts received in exchange for these shares are recorded as an accrued liability in the accompanying consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Stock-based Compensation

Stock-based compensation included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenues	$2,159	$1,858	$1,250
Research and development	5,944	5,678	4,936
Sales and marketing	4,755	4,870	3,867
General and administrative	14,103	7,743	7,441
Total stock-based employee compensation	$26,961	$20,149	$17,494

Stock-based compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from those estimates.

As of December 31, 2017, the Company had $16.5 million of total unrecognized employee compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.4 years.
The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.1 to 5.5	5.0 to 5.9	4.9 to 5.9
Volatility	47% to 49%	45% to 49%	45% to 48%
Risk-free interest rate	1.8% to 2.0%	1.1% to 1.3%	1.3% to 1.7%
Dividend yield	—	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Volatility is based on a combination of the historical volatility of the Company and of several public entities that are similar to the Company. The Company bases volatility on this combination because it does not have sufficient historical transactions in its own shares on which to solely base expected volatility. Beginning in the third quarter of 2017, the volatility was estimated using the historical volatility derived from the Company's common stock. The Company has not historically declared any dividends and does not expect to in the future.

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.9 million, $0.7 million and $0.6 million for 2017, 2016 and 2015, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is re-measured as they vest over a performance period.

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2014	7,605,407	$12.93	6.5	$188,743
Granted	1,526,450	$39.50
Exercised	(807,846)	$12.50
Canceled	(744,953)	$27.67
Balance as of December 31, 2015	7,579,058	$16.88	5.9	$131,345
Granted	2,120,633	$26.64
Exercised	(1,399,157)	$10.83
Canceled	(772,854)	$31.57
Balance as of December 31, 2016	7,527,680	$19.25	6.0	$101,717
Granted	408,225	$40.82
Exercised	(2,997,095)	$11.05
Canceled	(442,919)	$33.29
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Vested and expected to vest—December 31, 2017	4,242,256	$24.75	6.6	$146,791
Exercisable—December 31, 2017	3,002,205	$21.90	5.8	$112,447
The following table summarizes the outstanding and vested stock options at December 31, 2017:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$2.60 - $4.40	471,051	$3.76	2.1	471,051	$3.76
$4.80 - $13.60	458,565	$10.50	4.8	458,565	$10.50
$16.68 - $25.17	605,184	$22.46	6.6	445,629	$21.59
$25.56 - $25.56	969,674	$25.56	8.3	394,095	$25.56
$26.58 - $26.86	478,043	$26.86	6.1	477,613	$26.86
$30.58 - $31.67	456,331	$30.87	7.2	350,657	$30.66
$34.97 - $37.28	559,687	$36.62	7.9	266,436	$36.81
$38.40 - $40.89	369,970	$39.57	7.7	100,054	$40.72
$52.14 - $52.14	57,886	$52.14	6.7	38,105	$52.14
$52.60 - $52.60	69,500	$52.60	9.8	—	$—
	4,495,891	$25.29	6.6	3,002,205	$21.90
The weighted-average grant date fair value of the Company’s stock options granted during 2017, 2016 and 2015 was $18.03, $11.12 and $16.51, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2017, 2016 and 2015 was $7.4 million, $23.6 million and $25.2 million, respectively.
The intrinsic value of options exercised was $92.1 million, $25.0 million and $22.7 million during 2017, 2016 and 2015, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

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
A summary of the Company’s RSUs and RSAs activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	47,500	$37.28
Granted	681,350	$28.52
Vested	(39,998)	$27.49
Cancelled	(101,519)	$31.12
Balance as of December 31, 2016	587,333	$28.85
Granted	1,326,849	$42.69
Vested	(368,367)	$33.52
Cancelled	(135,227)	$32.04
Balance as of December 31, 2017	1,410,588	$40.34
Expected to vest as of December 31, 2017	1,239,124	$39.87

As of December 31, 2017, the Company had $44.6 million of unrecognized compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.9 years.

401(k) Plan
The Company’s 401(k) Plan (the “401(k) Plan”) was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. During the years ended December 31, 2017 and 2016, the Company made contributions to the 401(k) Plan of $1.1 million and $0.6 million, respectively. During the year ended December 31, 2015, the Company made no contribution to the 401(k) Plan.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.	Other Expense, Net
Other expense, net consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Foreign exchange losses	$(355)	$(770)	$(444)
Other expense	(181)	(202)	(406)
Other expense, net	$(536)	$(972)	$(850)

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.	Income Taxes

The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$34,914	$28,982	$22,540
Foreign	4,464	1,447	1,980
Income before income taxes	$39,378	$30,429	$24,520

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current
Federal	$22	$8,334	$115
State	23	1,125	1,041
Foreign	1,471	963	693
Total current provision	1,516	10,422	1,849
Deferred
Federal	(1,650)	611	7,115
State	(996)	126	(247)
Foreign	68	46	(62)
Total deferred (benefit) provision	(2,578)	783	6,806
Total (benefit from) provision for income taxes	$(1,062)	$11,205	$8,655

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes	(2.1)	2.1	2.2
Stock-based compensation	(58.1)	2.4	0.5
Foreign source income	(0.2)	0.9	0.6
Change in valuation allowance	2.8	1.3	1.3
Federal rate adjustment (due to 2017 Tax Act)	26.4	—	—
Federal and state research and development credit	(5.3)	(3.6)	(3.9)
Other	(1.2)	(1.3)	(0.4)
(Benefit from) provision for income taxes	(2.7)%	36.8%	35.3%
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains several key tax provisions that impact the Company, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (transition tax), acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. We have estimated our provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing and as a result have recorded $10.4 million as additional income tax expense due to the re-measurement of certain

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets and liabilities as a result of the reduction of the federal tax rate. No deferred taxes were recorded for the newly introduced provisions for Global Intangible Low Tax Income ("GILTI"), and no amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was recorded due to cumulative foreign losses of our subsidiaries.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we have determined that the $10.4 million of the deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities and the $0 amount of transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. A comprehensive analysis of GILTI, for which additional guidance is expected from the U.S. Internal Revenue Service, is required to finalize the amounts of our deferred tax assets and liabilities and a detailed analysis of historical foreign earnings and the potential correlative adjustments will be performed to verify the transitional tax does not apply. Subsequent adjustments resulting from the additional analysis to be completed will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
The 2017 Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings are no longer subject to U.S. tax after 2017. Depending on the jurisdiction, distributions of earnings could be subject to withholding taxes at rates applicable to the distributing jurisdiction. As the Company intends to continue to reinvest the earnings of foreign subsidiaries indefinitely, no U.S. income taxes or foreign withholding taxes have been provided on undistributed earnings earned by our foreign subsidiaries. The Company’s share of undistributed earnings of foreign subsidiaries that could be subject to foreign withholding taxes was $9.0 million and $5.7 million as of December 31, 2017 and 2016, respectively. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
As a result of the adoption of ASU 2016-09 on January 1, 2017 we recorded a cumulative effect adjustment to increase retained earnings by $7.7 million with a corresponding increase to deferred tax assets for the federal and state net operating losses and federal research credits attributable to excess tax benefits from stock-based compensation which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in our Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in our effective tax rate. For the year ended December 31, 2017, we recognized a benefit of $27.1 million related to the excess tax benefits.
Deferred Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$8,947	$1,472
Research and development credit carryforwards	11,493	3,334
Foreign tax credit carryforwards	1,149	—
Accrued liabilities	470	681
Deferred revenues	3,416	5,018
Deferred rent	558	74
Intangible assets	409	409
Stock-based compensation	7,135	12,513
Other	638	1,225
Gross deferred tax assets	34,215	24,726
Valuation allowance	(5,773)	(3,688)
Net deferred tax assets	28,442	21,038
Deferred tax liabilities
Fixed assets	(3,372)	(4,448)
Intangible assets	(4)	—
Total deferred tax liabilities	(3,376)	(4,448)
Net deferred tax assets	$25,066	$16,590
Realization of deferred tax assets is dependent upon future earnings, if any, and the timing and amount of such assets are uncertain. The Company believes it is more likely than not that its California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, the Company continues to record the valuation allowance of $5.8 million as of December 31, 2017 for its California deferred tax assets. During the year ended December 31, 2017, the valuation allowance had increased by $2.1 million to $5.8 million.
At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $39.1 million and $15.3 million, respectively, available to reduce federal and state taxable income. Federal net operating losses begin to expire in 2021, and state net operating losses expire from 2029 to 2037. Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2017, the Company had $8.7 million of federal and $8.7 million of state research and development credit carryforwards. Federal research and development credits expire in the years 2022 to 2037. State research and development credits do not expire. As of December 31, 2017, the Company had foreign tax credit carryforwards of $1.1 million which expire in the years 2024 to 2027.
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
A reconciliation of the Company’s unrecognized tax benefits is as follows:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits beginning balance	$4,071	$3,506	$3,330
Gross increase for tax positions of prior years	66	2	20
Gross decrease for tax positions of prior years	—	(15)	(171)
Gross increase for tax positions of current year	1,101	659	418
Lapse of statute of limitations	(126)	(81)	(91)
Total unrecognized tax benefits	$5,112	$4,071	$3,506
The unrecognized tax benefits, if recognized, would impact the income tax provision by $2.8 million, $2.4 million and $2.1 million as of December 31, 2017, 2016 and 2015, respectively.
The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2017, 2016 and 2015.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2012 to 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax, with the exception of France which remains open to examination for the 2013 through 2017 tax years only. As of December 31, 2017, the Company was not under examination by the Internal Revenue Service or any foreign or state tax jurisdiction.
A retroactive and permanent reinstatement of the federal research and development tax credit was signed into law on December 18, 2015 in accordance with the Protecting Americans from Tax Hikes Act of 2015. The Company recorded a 2017 federal research and development credit of $1.3 million, net of reserves, in the fourth quarter of 2017. The California research and development credit estimated for 2017, net of reserves, is $1.3 million.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$162,681	$139,743	$115,384
Foreign	68,147	58,182	48,900
Total revenues	$230,828	$197,925	$164,284

Property and equipment, net, by geographic area, are as follows:

	December 31,
	2017	2016
	(in thousands)
United States	$50,785	$30,733
Foreign	7,772	8,668
Total property and equipment, net	$58,557	$39,401

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net income - basic and diluted	$40,440	$19,224	$15,865

Denominator:
Weighted-average shares used in computing net income per share - basic	37,443	35,247	34,050
Effect of potentially dilutive securities:
Common stock options	2,262	3,052	4,134
RSUs	366	70	—
Weighted-average shares used in computing net income per share - diluted	40,071	38,369	38,184
Net income per share:
Basic	$1.08	$0.55	$0.47
Diluted	$1.01	$0.50	$0.42

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Common stock options	742	3,241	1,582
RSUs	71	24	—

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.	Selected Quarterly Financial Information (Unaudited)

The following table shows a summary of the Company's quarterly financial information for each of the quarters in the two-year period ended December 31, 2017:

	Three Months Ended
	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Dec. 31, 2017
	(unaudited)
	(in thousands, except per share data)
Revenues	$46,248	$48,466	$50,987	$52,224	$53,121	$55,302	$59,490	$62,915
Income from operations	7,597	5,712	7,987	8,811	7,656	9,009	10,849	9,729
Other income (expense), net	168	40	230	(116)	453	360	671	652
Income before income taxes	7,765	5,752	8,217	8,695	8,109	9,369	11,520	10,381
Net income	4,783	3,538	4,996	5,907	21,930	7,202	8,452	2,857
Net income per share:
Basic	$0.14	$0.10	$0.14	$0.17	$0.60	$0.19	$0.22	$0.07
Diluted	$0.13	$0.09	$0.13	$0.15	$0.56	$0.18	$0.21	$0.07

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2017	$702	$657	$(543)	$816
Year Ended December 31, 2016	$769	$199	$(266)	$702
Year Ended December 31, 2015	$590	$851	$(672)	$769

(1) Primarily represents write-offs of uncollectible accounts, net of recoveries.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(b) Exhibits

			Incorporated by Reference
Exhibit		Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1		Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2		Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1		Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

10.1*		2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*		2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*		Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*		Offer Letter, between Qualys, Inc. and Amer S. Deeba, dated September 4, 2001.		S-1	333-182027	10.4	June 8, 2012

10.5*		Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.6*		Offer Letter, between Qualys, Inc. and Melissa B. Fisher, dated April 15, 2016.		8-K	001-35662	10.1	May 2, 2016

10.7*		Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.8*		Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.9		Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

10.10*		Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

10.11*†		Qualys, Inc. 2016 Corporate Bonus Plan, as amended.		10-Q	135,662,000	10.3	August 4, 2016

10.12		Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.13†		Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.14†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 23, 2018.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Philippe F. Courtot
Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2018
Philippe F. Courtot

/s/ MELISSA B. FISHER	Chief Financial Officer (principal financial and accounting officer)	February 23, 2018
Melissa B. Fisher

/s/ SANDRA E. BERGERON	Director	February 23, 2018
Sandra E. Bergeron

/s/ DONALD R. DIXON	Director	February 23, 2018
Donald R. Dixon

/s/ JEFFREY P. HANK	Director	February 23, 2018
Jeffrey P. Hank

/s/ TODD P. HEADLEY	Director	February 23, 2018
Todd P. Headley

/s/ GENERAL PETER PACE	Director	February 23, 2018
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 23, 2018
Kristi M. Rogers