Form 10-Q
period 2018-03-31
QUALYS, INC.
filed 2018-05-08
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of the Registrant's common stock outstanding as of April 30, 2018 was 38,978,887.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$93,174	$86,591
Short-term investments	235,353	201,823
Accounts receivable, net of allowance of $802 and $816 as of March 31, 2018 and December 31, 2017, respectively	49,874	64,412
Prepaid expenses and other current assets	15,488	16,524
Total current assets	393,889	369,350
Long-term investments	65,363	67,224
Property and equipment, net	60,696	58,557
Deferred tax assets, net	24,085	25,066
Intangible assets, net	11,769	12,401
Goodwill	1,549	1,549
Restricted cash	1,200	1,200
Other noncurrent assets	7,061	2,178
Total assets	$565,612	$537,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,310	$1,144
Accrued liabilities	22,181	21,444
Deferred revenues, current	147,656	143,186
Total current liabilities	171,147	165,774
Deferred revenues, noncurrent	14,995	17,136
Other noncurrent liabilities	13,151	11,071
Total liabilities	199,293	193,981
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 38,957,692 and 38,598,117 shares issued and outstanding at March 31, 2018 and December 31, 2017	39	39
Additional paid-in capital	316,694	304,155
Accumulated other comprehensive loss	(965)	(574)
Retained earnings	50,551	39,924
Total stockholders’ equity	366,319	343,544
Total liabilities and stockholders’ equity	$565,612	$537,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$64,878	$53,121
Cost of revenues	15,901	12,294
Gross profit	48,977	40,827
Operating expenses:
Research and development	12,553	9,823
Sales and marketing	16,233	16,014
General and administrative	11,785	7,334
Total operating expenses	40,571	33,171
Income from operations	8,406	7,656
Other income (expense), net:
Interest expense	(38)	(2)
Interest income	1,090	481
Other income (expense), net	193	(26)
Total other income (expense), net	1,245	453
Income before income taxes	9,651	8,109
Provision for (benefit from) income taxes	509	(13,821)
Net income	$9,142	$21,930
Net income per share:
Basic	$0.24	$0.60
Diluted	$0.22	$0.56
Weighted average shares used in computing net income per share:
Basic	38,789	36,493
Diluted	41,934	38,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$9,142	$21,930
Available-for-sale investments:
Change in net unrealized loss on investments, net of tax	(407)	(62)
Less: reclassification adjustment for net realized gain (loss) included in net income, net of tax	16	(8)
Other comprehensive loss, net of tax	(391)	(70)
Comprehensive income	$8,751	$21,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,142	$21,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,043	4,820
Bad debt expense	—	10
Loss on disposal of property and equipment	7	2
Stock-based compensation	8,891	4,332
Amortization of premiums and accretion of discounts on investments	36	426
Deferred income taxes	140	(22,559)
Excess tax benefits included in deferred tax assets	—	8,368
Changes in operating assets and liabilities:
Accounts receivable	14,538	5,375
Prepaid expenses and other assets	(2,341)	981
Accounts payable	(302)	255
Accrued liabilities	4,577	463
Deferred revenues	2,330	8,012
Other non-current liabilities	(1,072)	10
Net cash provided by operating activities	42,989	32,425
Cash flows from investing activities:
Purchases of investments	(72,176)	(60,201)
Sales and maturities of investments	40,080	63,738
Purchases of property and equipment	(5,985)	(4,543)
Net cash used in investing activities	(38,081)	(1,006)
Cash flows from financing activities:
Proceeds from exercise of stock options	7,933	5,602
Payments for taxes related to net share settlement of equity awards	(4,030)	(14,107)
Principal payments under capital lease obligations	(747)	—
Repurchase of common stock	(1,481)	—
Net cash provided by (used in) financing activities	1,675	(8,505)
Net increase in cash, cash equivalents and restricted cash	6,583	22,914
Cash, cash equivalents and restricted cash at beginning of period	87,791	87,937
Cash, cash equivalents and restricted cash at end of period	$94,374	$110,851

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$73	$—
Cash paid for income taxes, net of refunds	$437	$380
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$1,127	$3,027
Purchase of assets under capital lease	$2,755	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2018 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Except for the changes below, the Company has consistently applied the accounting policies, described in its Annual Report on Form 10-K for the year ended December 31, 2017, to all periods presented in the condensed consolidated financial statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company adopted Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018. The Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information from the prior period has not been adjusted and continues to be reported under ASC 605. The impact of adopting ASC 606 was related to the deferral of sales commission costs for new business and when customers increase their renewal orders (“upsells”). The Company previously expensed sales commissions as incurred. Under ASC 606, sales commissions cost related to new business and upsells are recorded as an asset. The Company expenses the commission cost as a selling expense on a straight-line basis over a period of five years. Five years represents the estimated life of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company's own historical data. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to contract renewals with a renewal contract term of one year or less. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other noncurrent assets, respectively, in its condensed consolidated balance sheets.

On January 1, 2018, the Company recorded an increase to retained earnings of $2.7 million which was the net cumulative impact associated with the capitalization of sales commissions. Additionally, the Company recorded a corresponding commission asset balance of $3.5 million and a related deferred tax liability of $0.8 million. There was no impact to the Company's revenues as a result of adopting ASC 606. Without the adoption of ASC 606, commission expenses would have been $0.5 million higher in the three months ended March 31, 2018. See Note 4, “Revenue from Contracts with Customers”, for additional information regarding the impact on the Company's condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted this ASU in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), to provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The Company adopted this ASU in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in its first quarter of 2018. The Company reclassified restricted cash of $1.2 million each for the three months ended March 31, 2018 and 2017, in the condensed consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. The Company adopted this ASU prospectively in its first quarter of 2018. The Company will apply the provisions of the update to future acquisitions.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. Pursuant to the leasing criteria, most of the Company's leased space and equipment leases will be required to be accounted for as capitalized assets on the balance sheet with offsetting financing obligations. In the statement of operations, what was formerly rent expense will be bifurcated into depreciation and interest expense. The Company is currently evaluating the impact and expects the ASU will have a material impact on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This ASU is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This ASU must be applied on a prospective basis. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the “TCJA”). Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$78,685	$—	$—	$78,685
Money market funds	208	—	—	208
Commercial paper	14,284	—	(3)	14,281
Total	93,177	—	(3)	93,174
Short-term investments:
Commercial paper	11,866	—	(7)	11,859
Corporate bonds	39,296	1	(139)	39,158
U.S. government agencies	184,613	—	(277)	184,336
Total	235,775	1	(423)	235,353
Long-term investments:
Asset-backed securities	14,665	—	(32)	14,633
U.S. government agencies	19,091	2	(73)	19,020
Corporate bonds	32,097	1	(388)	31,710
Total	65,853	3	(493)	65,363
Total	$394,805	$4	$(919)	$393,890

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$86,500	$—	$—	$86,500
Money market funds	91	—	—	91
Total	86,591	—	—	86,591
Short-term investments:
Commercial paper	12,623	—	(3)	12,620
Corporate bonds	38,425	1	(64)	38,362
U.S. government agencies	151,058	—	(217)	150,841
Total	202,106	1	(284)	201,823
Long-term investments:
Asset-backed securities	4,998	—	(12)	4,986
U.S. government agencies	24,269	—	(54)	24,215
Corporate bonds	38,198	—	(175)	38,023
Total	67,465	—	(241)	67,224
Total	$356,162	$1	$(525)	$355,638

The following table shows the changes to accumulated other comprehensive loss for the three months ended March 31, 2018 (in thousands):

Unrealized (Loss) Gain, net on Investments
Balance at December 31, 2017	$(574)
Change in net unrealized loss on investments, net of tax	(407)
Amounts reclassified for net realized gain included in net income, net of tax	16
Other comprehensive loss, net of tax	(391)
Balance at March 31, 2018	$(965)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

	March 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$26,140	$—	$26,140
U.S. government agencies	—	203,356	—	203,356
Corporate bonds	—	70,868	—	70,868
Asset-backed securities	—	14,633	—	14,633
Total	$—	$314,997	$—	$314,997

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,620	$—	$12,620
U.S. government agencies	—	175,056	—	175,056
Corporate bonds	—	76,385	—	76,385
Asset-backed securities	—	4,986	—	4,986
Total	$—	$269,047	$—	$269,047

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of securities classified as available-for-sale by contractual, or effective, maturity:

	March 31, 2018
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$26,140	$—	$—	$26,140
U.S. government agencies	184,336	16,859	2,161	203,356
Corporate bonds	39,158	26,833	4,877	70,868
Asset-backed securities	6,162	8,471	—	14,633
Total	$255,796	$52,163	$7,038	$314,997
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

At March 31, 2018, the Company had two outstanding forward contracts with notional amounts of 10.0 million Euros and 6.0 million British Pounds, respectively, which expired on April 30, 2018. At December 31, 2017, the Company had two outstanding forward contracts with notional amounts of 7.0 million Euros and 4.8 million British Pounds, respectively, which expired on January 31, 2018. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at March 31, 2018 and December 31, 2017. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized in Other income (expense), net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net loss from forward contracts	$(578)	$(257)
Other foreign currency transactions gain	810	260
Total foreign exchange gain, net	$232	$3

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under capital lease, consists of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Computer equipment	$80,215	$77,883
Computer software	21,176	20,447
Furniture, fixtures and equipment	5,408	5,075
Assets under capital lease	3,503	—
Scanner appliances	15,010	14,325
Leasehold improvements	16,348	16,067
Total property and equipment	141,660	133,797
Less: accumulated depreciation and amortization	(80,964)	(75,240)
Property and equipment, net	$60,696	$58,557

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $6.9 million and $6.8 million at March 31, 2018 and December 31, 2017, respectively, including assets that have not been placed in service of $1.0 million and $0.9 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.4 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively. Accumulated depreciation under capital leases was $0.2 million at March 31, 2018.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The impact of the standard relates to the Company's accounting for sales commissions. The Company previously expensed sales commissions as incurred. Under ASC 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid related to new business and upsells. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to contract renewals with a renewal contract term of one year or less.

As a result of the adoption, the Company recorded an increase to retained earnings of $2.7 million as of January 1, 2018 which was the net cumulative impact associated with the capitalization of sales commissions. Additionally, the Company recorded a corresponding commission asset balance of $3.5 million and a related deferred tax liability of $0.8 million as of January 1, 2018. There was no impact to the Company's revenues as a result of adopting ASC 606.

Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses the commission cost as a selling expense on a straight-line basis over a period of five years. The Company classifies deferred commissions as current or noncurrent based on the timing of when it expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other noncurrent assets, respectively, in its condensed consolidated balance sheets. The Company has elected the practical expedient for sales commissions related to renewals and expenses these as and when incurred because the amortization period would have been one year or less.

Commission asset balances are as follows (in thousands):

	March 31, 2018	January 1, 2018
Commission asset, current	$845	$704
Commission asset, noncurrent	$3,142	$2,819

For the three months ended March 31, 2018, the Company recognized $0.2 million of commission expense from amortization of its commission assets. There was no impairment loss related to capitalized costs. No contract costs were capitalized in the three months ended March 31, 2017.
Contract liabilities (deferred revenue) balances are as follows (in thousands):

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$135,144	$12,512	$147,656
Deferred revenue, noncurrent	13,603	1,392	14,995
Total	$148,747	$13,904	$162,651

	January 1, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$130,579	$12,607	$143,186
Deferred revenue, noncurrent	15,419	1,717	17,136
Total	$145,998	$14,324	$160,322
The Company records deferred revenue when cash payments are received or due in advance of its performance. The increase in the Company's deferred revenue balances for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $55.6 million of revenue recognized in the three months ended March 31, 2018, which was included in the deferred revenue balance as of December 31, 2017.

The Company's performance obligations are typically satisfied ratably over the subscription term as its cloud-based offerings are delivered to customers electronically and over time. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. The Company recognizes revenue related to the professional services as they are performed.

The Company allocates the transaction price to all separate performance obligations, including transactions that are comprised of lease revenue, in proportion to the standalone selling prices ("SSP") of the goods or services underlying each of those performance obligations at contract inception. If a SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and volume purchased in determining the SSP. The Company's transaction prices are typically a fixed amount for a specific period of time and majority of contracts are twelve months with certain customers signing longer term deals. In general, the Company does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events. Consideration is fixed at the time of the contract, and governed by the price list to which that particular customer is subject. The Company’s customer and partner-specific pricing is negotiated and agreed upon via individual customer contracts. In some of its contracts, the Company incorporates tiered pricing based on the number of IP addresses the customer can scan. As customers are required to purchase larger quantities to qualify for the lower-priced tiers, the Company does not grant its customers any material rights. When customers increase their purchased quantities, the Company accounts for the additional purchased quantities and related price change prospectively as the pricing does not impact subscription services previously provided. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized over the subscription term.

Accounts receivable, net, consists of the following (in thousands):

	March 31, 2018	January 1, 2018
ASC 606 receivables	$46,234	$60,984
Operating lease receivables	4,442	4,244
Less: allowance for doubtful accounts	(802)	(816)
Total accounts receivable, net	$49,874	$64,412

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2018 (in thousands):

	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
2018 (remaining nine months)	$8,290	$261	$8,551
2019	14,724	1,068	15,792
2020	7,980	387	8,367
2021	2,498	43	2,541
2022	1,775	20	1,795
2023 and thereafter	1,213	4	1,217
Total	$36,480	$1,783	$38,263

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations represents the transaction price of firm orders for which service has not been performed and excludes unexercised renewals.

From time to time, the Company enters into contracts with customers that extend beyond one year with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company does not consider these contracts to contain a financing component as its customers typically initiate the longer terms, and the Company's reasoning for entering into the longer terms is not based on financing.

Revenues by sales channel are as follows:

	Three Months Ended March 31, 2018
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
Direct	$34,968	$3,742	$38,710
Partner	24,235	1,933	26,168
Total	$59,203	$5,675	$64,878

	Three Months Ended March 31, 2017
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
Direct	$27,620	$3,394	$31,014
Partner	20,259	1,848	22,107
Total	$47,879	$5,242	$53,121

The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as wells as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 11, "Segment Information and Information about Geographic Area" for disaggregation of revenue by geographic area.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands, except for years):

				March 31, 2018
	Weighted Average Life (Years)	Weighted Remaining Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	4.5	$12,156	$(1,068)	$11,088
Patent licenses	14	6.4	1,388	(747)	641
Total intangibles subject to amortization			$13,544	$(1,815)	11,729
Intangible assets not subject to amortization					40
Total intangible assets, net					$11,769

				December 31, 2017
	Weighted Average Life (Years)	Weighted Remaining Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	4.8	$14,067	$(2,371)	$11,696
Patent Licenses	14	6.7	1,388	(723)	665
Total intangibles subject to amortization			$15,455	$(3,094)	12,361
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,401

Intangible asset amortization expense was $0.6 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company expects amortization expense in future periods to be as follows (in thousands):

2018 (remaining nine months)	$1,899
2019	2,531
2020	2,531
2021	2,531
2022	2,071
2023 and thereafter	166
Total expected future amortization expense	$11,729

Goodwill, which is not subject to amortization, totaled $1.5 million as of each of March 31, 2018 and December 31, 2017.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6.	Commitments and Contingencies

Leases

The Company leases certain computer equipment and its corporate office and data center facilities under non-cancelable operating leases for varying periods through 2028. In January 2018, the Company entered into a $3.5 million financing arrangement for data center storage equipment, accounted for as a capital lease, with an implied interest rate of 5%.

The following are the minimum annual lease payments due under these leases at March 31, 2018 (in thousands):

	Operating Leases	Capital Leases
	(in thousands)
2018 (remaining nine months)	$6,912	$940
2019	5,786	1,770
2020	5,407	130
2021	4,662	54
2022	4,140	—
2023 and thereafter	22,000	—
Total minimum lease payments	$48,907	2,894
Less: amount representing interest		(139)
Present value of minimum payments		2,755
Less: current portion		(1,289)
Capital lease obligations, noncurrent		$1,466

Rent expense was $2.2 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. As of March 31, 2018 and December 31, 2017, the Company had accrued $10.2 million and $9.5 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.
On October 14, 2016, the Company entered into a lease agreement for its new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 30, 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, the Company has provided the landlord with a $1.2 million standby letter of credit to secure the Company’s obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

Contingencies
The Company regularly licenses technology from various third party licensors. From time to time, the Company is audited by its licensors for compliance with the terms of the license agreements. During the quarter ended March 31, 2018, the Company commenced discussions with one of its vendors with respect to compliance with the terms of the license agreement. The Company intends to cooperate with the licensor while defending itself vigorously to bring the review process to a resolution. The Company accrues for losses on individual matters that are both probable and reasonably estimable. Estimates are based on currently available information and assumptions. Significant judgment is required in both the determination of probability and the determination of whether a matter is reasonably estimable. The Company’s estimates may change and actual expenses could differ in the future as additional information becomes available or as the Company reaches agreements with its vendors. Management currently estimates that it has sufficiently accrued for licensing agreement matters and that the range of loss (in excess of amounts accrued) is not significant.

NOTE 7.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 11,791,139 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2018, 4,186,394 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the "2000 Plan"), the Company was authorized to grant to eligible participants either ISOs or NSOs. The 2000 Plan was terminated in connection with the closing of the Company's initial public offering, and accordingly, no shares are currently available for grant under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

Stock-based compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cost of revenues	$654	$501
Research and development	1,841	1,221
Sales and marketing	1,401	1,084
General and administrative	4,995	1,526
Total stock-based compensation	$8,891	$4,332

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2018, the Company had $14.5 million of total unrecognized employee compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.2 years, and $41.8 million of unrecognized employee compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.9 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Granted	61,850	$59.95
Exercised	(286,597)	$27.68
Canceled	(83,608)	$38.62
Balance as of March 31, 2018	4,187,536	$25.37	6.5	$198,395,610
Vested and expected to vest - March 31, 2018	3,969,350	$24.76	6.4	$190,509,569
Exercisable - March 31, 2018	2,895,704	$21.89	5.7	$147,268,457

Restricted Stock

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2017	1,410,588	$40.34
Granted	92,232	$59.95
Vested	(158,561)	$37.96
Canceled	(54,410)	$39.92
Balance as of March 31, 2018	1,289,849	$42.05
Outstanding and expected to vest - March 31, 2018	1,124,366	$41.45

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$9,142	$21,930
Denominator:
Weighted-average shares used in computing net income per share:
Basic	38,789	36,493
Effect of potentially dilutive securities:
Common stock options	2,503	2,176
Restricted stock units	642	176
Diluted	41,934	38,845
Net income per share:
Basic	$0.24	$0.60
Diluted	$0.22	$0.56

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Common stock options	109	1,432
Restricted stock units	—	53
	109	1,485

NOTE 9.	Stockholder's Equity

Share Repurchase Program
On February 5, 2018, the Company's Board of Directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. The stock repurchase authorization does not have an expiration date. The Company's stock repurchases may be effected from time to time through open market purchases. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess of the cost of treasury stock that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to retained earnings.

During the three months ended March 31, 2018, the Company repurchased 21,288 shares for approximately $1.5 million. All share repurchases were made using cash resources. As of March 31, 2018, approximately $98.5 million remained available for share repurchases pursuant to the Company's share repurchase program.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Income Taxes

Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period.

Our quarterly tax provision, and estimate of our annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how we do business, and tax law developments. Our estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, foreign income subject to different tax rates than the U.S., and the benefit of U.S. federal income tax credits.

The Company recorded an income tax provision of $0.5 million and income tax benefit of $13.8 million for the three months ended March 31, 2018 and 2017, respectively. The Company's effective income tax rate was approximately 5.3% and (170.4)% for the three months ended March 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains significant tax provisions that affect the Company, including a one-time repatriation tax on accumulated foreign earnings, a reduction of the corporate income tax rate from 35% to 21%, which was effective January 1, 2018, and a change from a worldwide tax system to a modified territorial system.

In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. The income tax provision for the three months ended March 31, 2018, does not reflect any adjustment to the provisional estimates recorded in the year ended December 31, 2017. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. Such analysis includes both the implications of the newly introduced provisions for Global Intangible Low Tax Income and the detailed analysis of historical foreign earnings and potential correlative adjustments to verify the one-time transition tax does not apply.

As of March 31, 2018, the Company had unrecognized tax benefits of $5.3 million, of which $3.0 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2017, the Company had unrecognized tax benefits of $5.1 million, of which $2.8 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenues by geographic area, based on the location of the customer, are as follows (in thousands):

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
United States	$40,308	$4,006	$44,314
Foreign	18,895	1,669	20,564
Total	$59,203	$5,675	$64,878

	Three Months Ended March 31, 2017
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
United States	$33,882	$3,579	$37,461
Foreign	13,997	1,663	15,660
Total	$47,879	$5,242	$53,121

Property and equipment, net, by geographic area, are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
United States	$51,573	$50,785
Foreign	9,123	7,772
Total property and equipment, net	$60,696	$58,557

NOTE 12.	Subsequent Event

On April 1, 2018, the Company announced that it had acquired certain assets of Singapore-based 1Mobility, expanding the Company’s domain expertise in passive scanning and deep packet inspection as well as accelerating its entrance into the mitigation and response segment, natively from the Qualys cloud platform. Total purchase consideration related to the acquisition was $4.0 million in cash, of which $0.6 million is payable in the future subject to terms and conditions of the purchase agreement. The acquisition will be accounted for as a business combination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on February 23, 2018.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions offered on our cloud platform, which we refer to as the Qualys Cloud Apps, includes: Asset Inventory (AI), CMDB Sync (SYN), VM, Continuous Monitoring (CM), Cloud Agent Platform (CAP), Threat Protection (TP), Security Configuration Assessment (SCA), Indication of Compromise (IOC), Policy Compliance (PC), PCI Compliance (PCI), Security Assessment Questionnaire (SAQ), File Integrity Monitoring (FIM), Web Application Scanning (WAS) and Web Application Firewall (WAF). Our VM solutions (including VM, AI, SYN, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 74% of our revenues for the three months ended March 31, 2018.

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

Our revenues increased to $64.9 million in the three months ended March 31, 2018 from $53.1 million for the comparable period in 2017, representing an increase of $11.8 million or 22%.

Key Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except percentages)
Adjusted EBITDA	$24,618	$16,808
Percentage of revenues	38%	32%

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income	$9,142	$21,930
Depreciation and amortization of property and equipment	6,410	4,727
Amortization of intangible assets	633	93
Interest expense	38	2
Provision for (benefit from) income taxes	509	(13,821)
EBITDA	16,732	12,931
Stock-based compensation	8,891	4,332
Other (income) expense, net	(1,283)	(455)
Acquisition-related expense(1)	278	—
Adjusted EBITDA	$24,618	$16,808

(1) Adjusted EBITDA for the three months ended March 31, 2018 excludes approximately $0.3 million of compensation expense from the acquisition of NetWatcher.

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

Provision for Income Taxes

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local country which are generally higher than U.S. tax rates, and may be subject to U.S. income taxes.

Our tax provision from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. Our estimated effective rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, foreign income subject to different tax rates than the U.S., and the benefit of U.S. federal income tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains significant tax provisions that affect us, including a one-time repatriation tax on accumulated foreign earnings, a reduction of the corporate income tax rate from 35% to 21%, which was effective January 1, 2018, and a change from a worldwide tax system to a modified territorial system.

In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. The income tax provision for the three months ended March 31, 2018, does not reflect any adjustment to the provisional estimates recorded in the year ended December 31, 2017. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance. Such analysis includes both the implications of the newly introduced provisions for Global Intangible

Low Tax Income and the detailed analysis of historical foreign earnings and potential correlative adjustments to verify the one-time transition tax does not apply.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$64,878	$53,121
Cost of revenues (1)	15,901	12,294
Gross profit	48,977	40,827
Operating expenses:
Research and development (1)	12,553	9,823
Sales and marketing (1)	16,233	16,014
General and administrative (1)	11,785	7,334
Total operating expenses	40,571	33,171
Income from operations	8,406	7,656
Other income (expense), net	1,245	453
Income before income taxes	9,651	8,109
Provision for (benefit from) income taxes	509	(13,821)
Net income	$9,142	$21,930

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cost of revenues	$654	$501
Research and development	1,841	1,221
Sales and marketing	1,401	1,084
General and administrative	4,995	1,526
Total stock-based compensation	$8,891	$4,332

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2018	2017
Revenues	100%	100%
Cost of revenues	25	23
Gross profit	75	77
Operating expenses:
Research and development	19	19
Sales and marketing	25	30
General and administrative	18	14
Total operating expenses	62	63
Income from operations	13	14
Other income (expense), net	2	1
Income before income taxes	15	15
Provision for (benefit from) income taxes	1	(26)
Net income	14%	41%

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$64,878	$53,121	$11,757	22%

Revenues increased $11.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after March 31, 2017. Of the total increase of $11.8 million, $6.9 million was from customers in the United States and the remaining $4.9 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions. There was no impact to our revenues as a result of adopting Accounting Standards Codification ("ASC") 606. See Note 4, “Revenue from Contracts with Customers”, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Cost of revenues	$15,901	$12,294	$3,607	29%
Percentage of revenues	25%	23%
Gross profit percentage	75%	77%

Cost of revenues increased $3.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in personnel expenses of $1.6 million, driven by the increase in the number of employees to support the continued growth of our business; a $0.7 million increase in depreciation expense related to additional computer hardware and software; a $0.6 million increase in amortization expense related to acquired technology resulting from our business acquisitions; increased third-party software license and maintenance expense of $0.4 million; and increased data center costs of $0.3 million as our business continues to grow.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$12,553	$9,823	$2,730	28%
Percentage of revenues	19%	19%

Research and development expenses increased $2.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in personnel expenses of $2.1 million, driven by additional employees hired to support the growth of our business; increased related facilities costs and expenses of $0.4 million to support our research and development activities; and increased third-party software license and maintenance expense of $0.1 million as our business continues to grow. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$16,233	$16,014	$219	1%
Percentage of revenues	25%	30%

Sales and marketing expenses increased $0.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in headcount expense of $1.1 million driven by additional employees hired to support the growth of our business; increased third-party software license and maintenance expense of $0.7 million; and increased depreciation related to computer software of $0.4 million. These increases were partially offset by a decrease in tradeshow expenses of $1.1 million as well as a decrease of commission expense of $0.8 million resulting from the adoption of ASC 606, resulting in us capitalizing commissions on new business and upsells in the three months ended March 31, 2018 versus expensing all commissions in the three months ended March 31, 2017.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$11,785	$7,334	$4,451	61%
Percentage of revenues	18%	14%

General and administrative expenses increased $4.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by higher stock-based compensation of $3.5 million; increased consulting and outside services fees of $0.5 million; and increased third-party software license and maintenance expense of $0.4 million to support the growth of our business.

Total Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Total other income (expense), net	$1,245	$453	$792	175%
Percentage of revenues	2%	1%

Total other income (expense), net increased by $0.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in interest income as our cash and investment balances increased year over year.

Income Taxes

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$509	$(13,821)	$14,330	(104)%
Effective Tax Rate	5.3%	(170.4)%

We recorded an income tax provision of $0.5 million and income tax benefit of $13.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in income tax provision for the three months ended March 31, 2018 is primarily due to a reduction in the amount of excess benefits of stock-based compensation realized during the quarter, a year-over-year increase in income before taxes and non-deductible stock-based compensation as a result of changes in the tax law for executive compensation.

Liquidity and Capital Resources

At March 31, 2018, our principal source of liquidity was cash, cash equivalents, and short-term and long-term investments of $393.9 million, including $7.8 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We have experienced positive cash flows from operations during the three months ended March 31, 2018 and 2017. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$42,989	$32,425
Cash used in investing activities	(38,081)	(1,006)
Cash provided by (used in) financing activities	1,675	(8,505)
Net increase in cash and cash equivalents	$6,583	$22,914

Cash Flows from Operating Activities

For the three months ended March 31, 2018, cash flows from operating activities of $43.0 million primarily resulted from our net income of approximately $9.1 million, as adjusted for non-cash items including stock-based compensation of $8.9 million and depreciation and amortization expense of $7.0 million; and a decrease in our accounts receivable of $14.5 million due to the timing of customer payments.

In the three months ended March 31, 2017, cash flows from operating activities of $32.4 million primarily resulted from our net income of approximately $21.9 million, as adjusted by an increase in deferred revenues of $8.0 million attributable to our continued growth, and a decrease in our accounts receivable of $5.4 million. These working capital increases were further increased by non-cash items including excess tax benefits included in deferred tax assets of $8.4 million, depreciation and amortization expense of $4.8 million and stock-based compensation of $4.3 million. These increases were partially offset by additions to deferred income tax assets of $22.6 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, cash used in investing activities of $38.1 million was attributable to purchases of investments, net of sales and maturities of $32.1 million, and $6.0 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

In the three months ended March 31, 2017, cash used in investing activities of $1.0 million was attributable to $4.5 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development. This increase was partially offset by sales and maturities of investments, net of purchases of $3.5 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2018, cash provided by financing activities of $1.7 million was attributable to $7.9 million of proceeds from the exercise of stock options, offset by employee payroll taxes paid related to net share settlement of equity awards of $4.0 million, share repurchases of $1.5 million and principal payments under capital lease obligations of $0.7 million.

In the three months ended March 31, 2017, cash used in financing activities of $8.5 million was attributable to payments for taxes related to employee net share settlement of equity awards of $14.1 million, offset by the proceeds from the exercise of stock options of $5.6 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers, office equipment and capital leases. The following table summarizes our contractual cash obligations, including future interest payments, at March 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	2018 (remaining nine months)	2019-2020	2021-2022	2023 and thereafter
	(in thousands)
Operating lease obligations	$48,907	$6,912	$11,193	$8,802	$22,000
Capital lease obligations	2,894	940	1,900	54	—
Total	$51,801	$7,852	$13,093	$8,856	$22,000

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit to secure our obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2018, we made regular payments on our operating lease obligations of $1.0 million.

Capital lease obligations represent financing on data center storage equipment. During the three months ended March 31, 2018, we made regular principal payments on our capital lease obligations of $0.7 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23, 2018, the accounting policies related to revenue recognition, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Except for the changes below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 23, 2018.

We adopted ASC 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018. We adopted ASC 606 using the modified retrospective method and recognized the cumulative effect as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The significant impact of adopting ASC 606 was related to the deferral of sales commission costs for new business and when customers increase their renewal orders (“upsells”). We previously expensed sales commission as incurred. Under ASC 606, sales commissions cost related to new business and upsells are recorded as an asset. We expense the commission cost as a selling expense on a straight-line basis over a period of five years. Five years represents the estimated life of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. Applying the practical expedient in ASC 340-40-25-4, we expense commissions related to contract renewals with a renewal contract term of one year or less. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other noncurrent assets, respectively, in our condensed consolidated balance sheets.

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

Interest Rate Sensitivity

We have $393.9 million in cash, cash equivalents and short-term and long-term investments at March 31, 2018. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, and all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Subscriptions to our Vulnerability Management solutions generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for these solutions, our operating results would suffer.

We derived approximately 74% of our revenues from subscriptions to our VM solutions for the three months ended March 31, 2018.

We expect to continue to derive a significant majority of our revenues from subscriptions to our VM solutions. As a result, the market demand for our VM solutions is critical to our continued success. Demand for these solutions is affected by a number of factors beyond our control, including continued market acceptance of our solution for existing and new use cases, the timing of development and release of new products or services by our competitors, technological change, and growth or contraction in our market. Our inability to renew or increase subscriptions for this solution or a decline in price of this solution would harm our business and operating results more seriously than if we derived significant revenues from a variety of solutions.

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

We will need to increase the revenues that we derive from our current and future solutions other than VM for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Security Assessment Questionnaire, Web Application Scanning, and Web Application Firewall have been relatively modest compared to revenues from our VM solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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

The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. dollars, Euros, British Pounds and Japanese Yen, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and profitability.

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

We collect the names and email addresses of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act passed in Germany.

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which will take full effect on May 25, 2018, will cause EU data protection requirements to be more stringent and provide for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, in June 2016, United Kingdom voters approved an exit from the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. Additionally, an October 2015 ruling of the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor Framework as a method of compliance with European restrictions regarding the transfer of personal data outside of the European Economic Area, or EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, and we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework. The EU-U.S. Privacy Shield Framework is subject to legal challenge, however, and it or the Swiss-U.S. Privacy Shield Framework may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents.

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

A significant portion of our customers, channel partners and employees are located outside of the United States, which subjects us to a number of risks associated with conducting international operations, and if we are unable to successfully manage these risks, our business and operating results could be harmed.

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

In addition, as of March 31, 2018, approximately 58% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. Our headcount increased from 510 employees at the beginning of 2016 to 934 employees at March 31, 2018. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2018, we derived approximately 40% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our solutions contain software licensed to us by third-parties under so-called “open source” licenses, including the GNU General Public License, the GNU Lesser General Public License, the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms. If we combine our proprietary software with open source software in certain ways, we could, in some circumstances, be required to release the source code of our proprietary software to the public. Disclosing the source code of our proprietary software could make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect from our services. This could harm our business and reputation. Disclosing our proprietary source code also could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2018, we incurred approximately 18% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2018, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of March 31, 2018, we have twelve issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

Our future performance depends on the continued services and continuing contributions of our senior management, particularly Philippe F. Courtot, our Chairman, President and Chief Executive Officer, and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for Mr. Courtot or for any other member of our senior management team. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Courtot, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

We are required under accounting principles generally accepted in the United States (“U.S. GAAP”) to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation that we might otherwise offer to current or potential employees, thereby potentially harming our ability to attract or retain highly skilled personnel. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information, which could result in a diversion of management’s time and our resources.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired 1Mobility on April 1, 2018. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies and we may incur substantial cost and expense, as well as divert the attention of management. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

We prepare our financial statements in accordance with U.S. GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these accounting standards or practices could harm our operating results and could have a significant effect on our reporting of transactions and reported results and may even retroactively affect previously reported transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or require that we make significant changes to our systems, processes and controls or the way we conduct our business.

We have historically expensed commissions associated with sales of our solutions immediately upon receipt of a subscription order from a customer and generally recognize the revenues associated with such sale over the term of the agreement. Accordingly, our historical operating income in any period may not be indicative of our financial health and future performance. With the adoption of Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers effective January 1, 2018, we commenced capitalizing of our commissions but elected to use the practical expedient in ASC 606 and expense commissions related to contracts with a renewal contract term of one year or less. As a result of the adoption of ASC 606, our future operating results may vary from period to period as our commission expense will not be directly comparable to historical periods.

Through December 2017, we expensed commissions paid to our sales personnel in the quarter in which the related order is received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of ASC 606, our operating results will also fluctuate and not be comparable to historical periods, and will continue to fluctuate as we will generally capitalize commissions except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of ASC 606 only included open contracts as of December 31, 2017. Accordingly, we expect our commission expense to grow in future periods following the initial adoption of ASC 606. Without the adoption of ASC 606, commission expenses would have been $0.5 million higher in our first quarter of 2018.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, excess tax benefits from stock-based compensation, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal and state net operating losses, which were $54.4 million as of December 31, 2017. As a result of the Tax Cuts and Jobs Act (the "2017 Tax Act”), which was enacted by the U.S. federal government on December 22, 2017, our federal tax rate decreased in 2018. Accordingly, our operating results have fluctuated and may not be comparable to historical periods and may continue to fluctuate in the future. Increases in our effective tax rate could harm our operating results.

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

Uncertainties in the interpretation and application of the 2017 Tax Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Act significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance. Final resolution of provisional amounts relating to the effects of the 2017 Tax Act may impact our effective tax rate, and may have an adverse effect on our business, financial condition, results of operations, or cash flows.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2017, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

Concentration of ownership among our existing executive officers, directors and holders of 10% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of April 19, 2018, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 29% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2018, we had approximately 39.0 million shares of our common stock outstanding. Certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of March 31, 2018, there were approximately 1.3 million restricted stock units and options to purchase approximately 4.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2018, we had an aggregate of 4.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our recently announced stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the three months ended March 31, 2018, we repurchased 21,288 shares of our common stock for an aggregate purchase price of approximately $1.5 million.

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

On February 5, 2018, our Board of Directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. Our stock repurchase authorization does not have an expiration date. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. All share repurchases were made using cash resources. As of March 31, 2018, approximately $98.5 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the first quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	21,288	$69.56	21,288	$98,519,173
March 1, 2018 - March 31, 2018	—	$—	—	$98,519,173
Total	21,288		21,288

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 8, 2018.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial and accounting officer)