Form 10-Q
period 2018-06-30
QUALYS, INC.
filed 2018-08-02
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of the Registrant's common stock outstanding as of July 30, 2018 was 38,997,535.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$86,779	$86,591
Short-term marketable securities	235,740	201,823
Accounts receivable, net of allowance of $748 and $816 as of June 30, 2018 and December 31, 2017, respectively	52,535	64,412
Prepaid expenses and other current assets	15,815	16,524
Total current assets	390,869	369,350
Long-term marketable securities	64,215	67,224
Property and equipment, net	64,973	58,557
Deferred tax assets, net	23,570	25,066
Intangible assets, net	14,605	12,401
Long-term investment	2,500	—
Goodwill	1,849	1,549
Restricted cash	1,200	1,200
Other noncurrent assets	7,134	2,178
Total assets	$570,915	$537,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,024	$1,144
Accrued liabilities	27,454	21,444
Deferred revenues, current	151,419	143,186
Total current liabilities	179,897	165,774
Deferred revenues, noncurrent	13,327	17,136
Other noncurrent liabilities	12,452	11,071
Total liabilities	205,676	193,981
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 38,985,798 and 38,598,117 shares issued and outstanding at June 30, 2018 and December 31, 2017	39	39
Additional paid-in capital	320,226	304,155
Accumulated other comprehensive loss	(821)	(574)
Retained earnings	45,795	39,924
Total stockholders’ equity	365,239	343,544
Total liabilities and stockholders’ equity	$570,915	$537,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$68,153	$55,302	$133,031	$108,423
Cost of revenues	16,248	12,153	32,149	24,447
Gross profit	51,905	43,149	100,882	83,976
Operating expenses:
Research and development	13,128	10,525	25,681	20,348
Sales and marketing	18,976	15,383	35,209	31,397
General and administrative	8,906	8,232	20,691	15,566
Total operating expenses	41,010	34,140	81,581	67,311
Income from operations	10,895	9,009	19,301	16,665
Other income (expense), net:
Interest expense	(39)	(1)	(77)	(3)
Interest income	1,452	541	2,542	1,022
Other expense, net	(529)	(180)	(336)	(206)
Total other income, net	884	360	2,129	813
Income before income taxes	11,779	9,369	21,430	17,478
Provision for (benefit from) income taxes	1,486	2,167	1,995	(11,654)
Net income	$10,293	$7,202	$19,435	$29,132
Net income per share:
Basic	$0.26	$0.19	$0.50	$0.79
Diluted	$0.24	$0.18	$0.46	$0.74
Weighted average shares used in computing net income per share:
Basic	38,987	37,277	38,843	36,887
Diluted	42,215	39,535	42,074	39,207

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$10,293	$7,202	$19,435	$29,132
Available-for-sale marketable securities:
Change in net unrealized gain (loss), net of tax	65	(29)	(342)	(80)
Reclassification adjustment for net realized gain included in net income, net of tax	79	20	95	2
Other comprehensive income (loss), net of tax	144	(9)	(247)	(78)
Comprehensive income	$10,437	$7,193	$19,188	$29,054

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$19,435	$29,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,249	9,783
Bad debt expense	—	296
Loss on disposal of property and equipment	9	2
Stock-based compensation	15,914	10,779
Amortization of premiums and accretion of discounts on marketable securities	(169)	850
Deferred income taxes	681	(20,897)
Excess tax benefits included in deferred tax assets	—	8,368
Changes in operating assets and liabilities:
Accounts receivable	11,876	369
Prepaid expenses and other assets	(4,073)	(1,067)
Accounts payable	(331)	(206)
Accrued liabilities	6,238	109
Deferred revenues	4,424	10,947
Other non-current liabilities	(1,026)	477
Net cash provided by operating activities	67,227	48,942
Cash flows from investing activities:
Purchases of marketable securities	(151,825)	(102,665)
Sales and maturities of marketable securities	120,838	111,288
Purchases of property and equipment	(13,240)	(13,179)
Business acquisition	(3,359)	—
Purchase of privately-held investment	(2,500)	—
Net cash used in investing activities	(50,086)	(4,556)
Cash flows from financing activities:
Proceeds from exercise of stock options	12,174	14,603
Payments for taxes related to net share settlement of equity awards	(8,935)	(15,154)
Principal payments under capital lease obligations	(794)	—
Repurchase of common stock	(19,356)	—
Net cash used in financing activities	(16,911)	(551)
Effect of exchange rate changes on cash and cash equivalents	(42)	—
Net increase in cash, cash equivalents and restricted cash	188	43,835
Cash, cash equivalents and restricted cash at beginning of period	87,791	87,937
Cash, cash equivalents and restricted cash at end of period	$87,979	$131,772

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$81	$—
Cash paid for income taxes, net of refunds	$1,201	$540
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$4,481	$1,193
Purchase of assets under capital lease	$2,708	$—
Not yet received tenant allowance recorded in other assets, accrued liabilities and other non-current liabilities	$—	$8,076

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2018 or for any other future annual or interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, stock-based compensation and the provision for income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying unaudited condensed consolidated financial statements.

Cost Method Investments
In the second quarter of fiscal 2018, the Company invested $2.5 million in a privately-held company. The Company used the cost method of accounting to account for the investment because it does not hold a controlling interest in this entity and the Company does not have the ability to exercise significant influence over the entity's operating and financial policies. The investment is included in long term assets on the accompanying condensed consolidated balance sheets. The Company's cost method investment is assessed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded any dividends or other-than-temporary impairment charges related to its cost method investment. The fair value of the investment is not readily available, and there are no quoted market prices for the investment.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recently Adopted Accounting Pronouncements

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

On January 1, 2018, the Company recorded an increase to retained earnings of $2.7 million which was the net cumulative impact associated with the capitalization of sales commissions. Additionally, the Company recorded a corresponding commission asset balance of $3.5 million and a related deferred tax liability of $0.8 million. There was no impact to the Company's revenues as a result of adopting ASC 606. Without the adoption of ASC 606, commission expenses would have been $0.5 million higher for the three months ended June 30, 2018. See Note 4, “Revenue from Contracts with Customers”, for additional information regarding the impact on the Company's condensed consolidated financial statements.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU impacts the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted this ASU in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in its first quarter of 2018. The Company reclassified restricted cash of $1.2 million for each of the six months ended June 30, 2018 and 2017, in the condensed consolidated statements of cash flows.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the "2017 Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

The Company measures and reports certain cash equivalents, marketable securities and derivative foreign currency forward contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company's cash and cash equivalents, and marketable securities consist of the following:

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$74,427	$—	$—	$74,427
Money market funds	421	—	—	421
Commercial paper	11,931	—	—	11,931
Total	86,779	—	—	86,779
Short-term marketable securities:
Commercial paper	16,816	2	(1)	16,817
Corporate bonds	37,917	1	(127)	37,791
U.S. government agencies	181,338	—	(206)	181,132
Total	236,071	3	(334)	235,740
Long-term marketable securities:
Asset-backed securities	13,960	—	(38)	13,922
U.S. government agencies	18,795	7	(71)	18,731
Corporate bonds	31,902	3	(343)	31,562
Total	64,657	10	(452)	64,215
Total	$387,507	$13	$(786)	$386,734

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$86,500	$—	$—	$86,500
Money market funds	91	—	—	91
Total	86,591	—	—	86,591
Short-term marketable securities:
Commercial paper	12,623	—	(3)	12,620
Corporate bonds	38,425	1	(64)	38,362
U.S. government agencies	151,058	—	(217)	150,841
Total	202,106	1	(284)	201,823
Long-term marketable securities:
Asset-backed securities	4,998	—	(12)	4,986
U.S. government agencies	24,269	—	(54)	24,215
Corporate bonds	38,198	—	(175)	38,023
Total	67,465	—	(241)	67,224
Total	$356,162	$1	$(525)	$355,638

The following table shows the changes to accumulated other comprehensive loss for the six months ended June 30, 2018 (in thousands):

Unrealized (Loss) Gain, net
Balance at December 31, 2017	$(574)
Change in net unrealized loss on available-for-sale marketable securities, net of tax	(342)
Amounts reclassified for net realized gain included in net income, net of tax	95
Other comprehensive loss, net of tax	(247)
Balance at June 30, 2018	$(821)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale marketable securities measured on a recurring basis, excluding cash and money market funds:

	June 30, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$28,749	$—	$28,749
U.S. government agencies	—	199,862	—	199,862
Corporate bonds	—	69,353	—	69,353
Asset-backed securities	—	13,922	—	13,922
Total	$—	$311,886	$—	$311,886

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,620	$—	$12,620
U.S. government agencies	—	175,056	—	175,056
Corporate bonds	—	76,385	—	76,385
Asset-backed securities	—	4,986	—	4,986
Total	$—	$269,047	$—	$269,047

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of marketable securities classified as available-for-sale by contractual, or effective, maturity:

	June 30, 2018
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$28,749	$—	$—	$28,749
U.S. government agencies	181,132	18,730	—	199,862
Corporate bonds	37,791	31,268	294	69,353
Asset-backed securities	13,439	483	—	13,922
Total	$261,111	$50,481	$294	$311,886
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

At June 30, 2018, the Company had two outstanding forward contracts with notional amounts of 10.6 million Euros and 4.8 million British Pounds, respectively, which expired on July 31, 2018. At December 31, 2017, the Company had two outstanding forward contracts with notional amounts of 7.0 million Euros and 4.8 million British Pounds, respectively, which expired on January 31, 2018. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at June 30, 2018 and December 31, 2017. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized in Other income (expense), net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net gain (loss) from forward contracts	$931	$(865)	$353	$(1,122)
Other foreign currency transactions (loss) gain	(1,398)	733	(588)	993
Total foreign exchange loss, net	$(467)	$(132)	$(235)	$(129)

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under capital lease, consists of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Computer equipment	$85,527	$77,883
Computer software	25,964	20,447
Furniture, fixtures and equipment	5,458	5,075
Assets under capital lease	3,503	—
Scanner appliances	15,234	14,325
Leasehold improvements	16,348	16,067
Total property and equipment	152,034	133,797
Less: accumulated depreciation and amortization	(87,061)	(75,240)
Property and equipment, net	$64,973	$58,557

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $7.6 million and $6.8 million at June 30, 2018 and December 31, 2017, respectively, including assets that have not been placed in service of $1.1 million and $0.9 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.4 million and $4.9 million for the three months ended June 30, 2018 and 2017, respectively, and $12.8 million and $9.6 million for the six months ended June 30, 2018 and 2017, respectively. Accumulated depreciation under capital leases was $0.5 million at June 30, 2018.

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

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The impact of the standard on the Company's financial statements relates to the Company's accounting for sales commissions. The Company previously expensed sales commissions as incurred. Under ASC 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid related to new business and upsells. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to contract renewals with a renewal contract term of one year or less.

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

Commission asset balances are as follows (in thousands):

	June 30, 2018	January 1, 2018
Commission asset, current	$1,004	$704
Commission asset, noncurrent	$3,503	$2,819

For the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.5 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs. No contract costs were capitalized in the three and six months ended June 30, 2017.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contract liabilities (deferred revenue) balances are as follows (in thousands):

	June 30, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$138,142	$13,277	$151,419
Deferred revenue, noncurrent	11,894	1,433	13,327
Total	$150,036	$14,710	$164,746

	January 1, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$130,579	$12,607	$143,186
Deferred revenue, noncurrent	15,419	1,717	17,136
Total	$145,998	$14,324	$160,322
The Company records deferred revenue when cash payments are received or due in advance of its performance. The increase in the Company's deferred revenue balances for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $98.4 million of revenue recognized in the six months ended June 30, 2018, which was included in the deferred revenue balance as of December 31, 2017.

The Company's performance obligations are typically satisfied ratably over the subscription term as its cloud-based offerings are delivered to customers electronically and over time. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. The Company recognizes revenue related to the professional services as they are performed.

The Company allocates the transaction price to all separate performance obligations, including transactions that are comprised of lease revenue, in proportion to the standalone selling prices ("SSP") of the goods or services underlying each of those performance obligations at contract inception. If a SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and volume purchased in determining the SSP. The Company's transaction prices are typically a fixed amount for a specific period of time, and the majority of contracts are twelve months with certain customers signing longer term deals. In general, the Company does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events. Consideration is fixed at the time of the contract, and governed by the price list to which that particular customer is subject. The Company’s customer and partner-specific pricing is negotiated and agreed upon via individual customer contracts. In some of its contracts, the Company incorporates tiered pricing based on the number of IP addresses the customer can scan. As customers are required to purchase larger quantities to qualify for the lower-priced tiers, the Company does not grant its customers any material rights. When customers increase their purchased quantities, the Company accounts for the additional purchased quantities and related price change prospectively as the pricing does not impact subscription services previously provided. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized over the subscription term.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable, net, consists of the following (in thousands):

	June 30, 2018	January 1, 2018
ASC 606 receivables	$49,839	$60,984
Operating lease receivables	3,444	4,244
Less: allowance for doubtful accounts	(748)	(816)
Total accounts receivable, net	$52,535	$64,412

The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2018 (in thousands):

	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
2018 (remaining six months)	$4,548	$158	$4,706
2019	13,608	1,060	14,668
2020	9,260	526	9,786
2021	3,260	111	3,371
2022	1,974	20	1,994
2023 and thereafter	1,370	4	1,374
Total	$34,020	$1,879	$35,899

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations represents the transaction price of firm orders for which service has not been performed and excludes unexercised renewals.

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company does not consider these contracts to contain a financing component as its customers typically initiate the longer terms, and the Company's reasoning for entering into the longer terms is not based on financing.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenues by sales channel are as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
Direct	$31,896	$3,398	$35,294	$66,864	$7,140	$74,004
Partner	30,330	2,529	32,859	54,565	4,462	59,027
Total	$62,226	$5,927	$68,153	$121,429	$11,602	$133,031

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
Direct	$29,144	$3,539	$32,683	$56,764	$6,933	$63,697
Partner	20,840	1,779	22,619	41,099	3,627	44,726
Total	$49,984	$5,318	$55,302	$97,863	$10,560	$108,423

The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 12, "Segment Information and Information about Geographic Area" for disaggregation of revenue by geographic area.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Business Combination

On April 1, 2018, the Company acquired the assets of 1Mobility Private Limited ("1Mobility"), a Singapore-based company. The acquisition will allow the Company to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that are compromised or out-of-compliance. Total purchase consideration was $4.0 million, including $0.6 million of deferred consideration due eighteen months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims. Pro forma financial information for this acquisition has not been presented because it is not material to the Company's condensed consolidated financial statements.

The Company accounted for this transaction as a business combination and allocated $3.7 million of the purchase price to technology-based intangible assets and $0.3 million to goodwill. The acquired intangible assets relating to 1Mobility's developed technology are being amortized over the estimated useful lives of approximately four years. Goodwill arising from the 1Mobility acquisition is deductible for tax purposes over 15 years.

NOTE 6.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands, except for years):

				June 30, 2018
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	4.1	$15,856	$(1,907)	$13,949
Patent licenses	14	6.1	1,388	(772)	616
Total intangibles subject to amortization			$17,244	$(2,679)	14,565
Intangible assets not subject to amortization					40
Total intangible assets, net					$14,605

				December 31, 2017
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	4.8	$14,067	$(2,371)	$11,696
Patent Licenses	14	6.7	1,388	(723)	665
Total intangibles subject to amortization			$15,455	$(3,094)	12,361
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,401

Intangible asset amortization expense was $0.9 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2018, the Company expects amortization expense in future periods to be as follows (in thousands):

2018 (remaining six months)	$1,729
2019	3,456
2020	3,456
2021	3,456
2022	2,302
2023 and thereafter	166
Total expected future amortization expense	$14,565

Goodwill, which is not subject to amortization, totaled $1.8 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following are the minimum annual lease payments due under these leases at June 30, 2018 (in thousands):

	Operating Leases	Capital Leases
	(in thousands)
2018 (remaining six months)	$4,997	$885
2019	6,098	1,770
2020	5,747	130
2021	5,030	54
2022	4,547	—
2023 and thereafter	23,609	—
Total minimum lease payments	$50,028	2,839
Less: amount representing interest		(131)
Present value of minimum payments		2,708
Less: current portion		(1,667)
Capital lease obligations, noncurrent		$1,041

Rent expense was $2.4 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.6 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. As of June 30, 2018 and December 31, 2017, the Company had accrued $11.1 million and $9.5 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.
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

Contingencies
The Company regularly licenses technology from various third party licensors. From time to time, the Company is audited by its licensors for compliance with the terms of the license agreements. During the quarter ended March 31, 2018, the Company commenced discussions with one of its vendors with respect to compliance with the terms of the applicable license agreement. During the three months ended June 30, 2018, the audit was completed and the Company reached a resolution with its licensor. Management sufficiently accrued for licensing agreement matters in the first quarter of 2018.

NOTE 8.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 11,791,139 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2018, 4,211,131 shares were available for grant under the 2012 Plan.

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

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$609	$536	$1,263	$1,037
Research and development	1,976	1,505	3,817	2,726
Sales and marketing	1,105	1,129	2,506	2,213
General and administrative	3,333	3,277	8,328	4,803
Total stock-based compensation	$7,023	$6,447	$15,914	$10,779

As of June 30, 2018, the Company had $14.0 million of total unrecognized stock-based compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.2 years, and $42.1 million of unrecognized stock-based compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.9 years. Compensation cost is recognized on a straight-line basis over the service period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Granted	154,025	$71.26
Exercised	(430,848)	$28.25
Canceled	(164,766)	$38.38
Balance as of June 30, 2018	4,054,302	$26.19	6.3	$235,597
Vested and expected to vest - June 30, 2018	3,863,453	$25.32	6.2	$227,859
Exercisable - June 30, 2018	2,921,338	$22.06	5.5	$181,818

Restricted Stock

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2017	1,410,588	$40.34
Granted	188,752	$71.11
Vested	(342,569)	$38.74
Canceled	(121,470)	$40.55
Balance as of June 30, 2018	1,135,301	$45.92
Outstanding and expected to vest - June 30, 2018	980,802	$45.32

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$10,293	$7,202	$19,435	$29,132
Denominator:
Weighted-average shares used in computing net income per share:
Basic	38,987	37,277	38,843	36,887
Effect of potentially dilutive securities:
Common stock options	2,610	2,003	2,576	2,110
Restricted stock units	618	255	655	210
Diluted	42,215	39,535	42,074	39,207
Net income per share:
Basic	$0.26	$0.19	$0.50	$0.79
Diluted	$0.24	$0.18	$0.46	$0.74

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Common stock options	125	1,261	81	1,307
Restricted stock units	2	9	30	6
	127	1,270	111	1,313

NOTE 10.	Stockholder's Equity
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

During the six months ended June 30, 2018, the Company repurchased 256,827 shares of its common stock for approximately $19.4 million. All share repurchases were made using cash resources. As of June 30, 2018, approximately $80.6 million remained available for share repurchases pursuant to the Company's share repurchase program.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Income Taxes

The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, foreign income subject to different tax rates than the U.S., and the benefit of U.S. federal income tax credits.

The Company recorded an income tax provision of $1.5 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, resulting in an effective tax rate of 12.6% and 23.1%, respectively. The tax provision for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 decreased primarily due to the benefit of the lower U.S. federal tax rate that became effective in 2018 as well as the tax benefit of excess stock-based compensation deductions.

The Company recorded an income tax provision of $2.0 million and income tax benefit of $11.7 million for the six months ended June 30, 2018 and 2017, respectively, resulting in an effective tax rate of 9.3% and (66.7)%, respectively. The tax provision for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased as a result of a reduction in the amount of excess stock-based compensation deductions.

On December 22, 2017, the 2017 Tax Act was enacted into law. The new legislation contains significant tax provisions that affect the Company, including a one-time repatriation tax on accumulated foreign earnings, a reduction of the corporate income tax rate from 35% to 21%, which was effective January 1, 2018, and a change from a worldwide tax system to a modified territorial system.

In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. The income tax provision for the six months ended June 30, 2018, does not reflect any adjustment to the provisional estimates recorded in the year ended December 31, 2017. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance. Such analysis includes both the implications of the newly introduced provisions for Global Intangible Low Tax Income and the detailed analysis of historical foreign earnings and potential correlative adjustments to verify the one-time transition tax does not apply.

As of June 30, 2018, the Company had unrecognized tax benefits of $5.6 million, of which $3.1 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2017, the Company had unrecognized tax benefits of $5.1 million, of which $2.8 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12.	Segment Information and Information about Geographic Area

The Company operates in one segment. The Company determines its reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. The Company’s chief operating decision maker is the Chairman, President and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.

Revenues by geographic area, based on the location of the customer, are as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
United States	$41,675	$4,124	$45,799	$81,983	$8,130	$90,113
Foreign	20,551	1,803	22,354	39,446	3,472	42,918
Total	$62,226	$5,927	$68,153	$121,429	$11,602	$133,031

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	ASC 606 Revenues	Operating Lease Revenues	Total Revenues	ASC 606 Revenues	Operating Lease Revenues	Total Revenues
United States	$35,268	$3,770	$39,038	$69,150	$7,349	$76,499
Foreign	14,716	1,548	16,264	28,713	3,211	31,924
Total	$49,984	$5,318	$55,302	$97,863	$10,560	$108,423

Property and equipment, net, by geographic area, are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
United States	$55,596	$50,785
Foreign	9,377	7,772
Total property and equipment, net	$64,973	$58,557

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions offered on our cloud platform, which we refer to as the Qualys Cloud Apps, includes: Asset Inventory (AI), CMDB Sync (SYN), VM, Continuous Monitoring (CM), Cloud Agent Platform (CAP), Threat Protection (TP), Security Configuration Assessment (SCA), Indication of Compromise (IOC), Policy Compliance (PC), PCI Compliance (PCI), Security Assessment Questionnaire (SAQ), File Integrity Monitoring (FIM), Web Application Scanning (WAS) and Web Application Firewall (WAF). Our VM solutions (including VM, AI, SYN, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 74% of our revenues for the six months ended June 30, 2018.

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

Our revenues increased to $133.0 million in the six months ended June 30, 2018 from $108.4 million for the comparable period in 2017, representing an increase of $24.6 million or 23%.

Key Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Adjusted EBITDA	$26,734	$20,419	$51,352	$37,227
Percentage of revenues	39%	37%	39%	34%

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$10,293	$7,202	$19,435	$29,132
Depreciation and amortization of property and equipment	6,342	4,854	12,752	9,564
Amortization of intangible assets	864	109	1,497	219
Interest expense	39	1	77	3
Provision for (benefit from) income taxes	1,486	2,167	1,995	(11,654)
EBITDA	19,024	14,333	35,756	27,264
Stock-based compensation	7,023	6,447	15,914	10,779
Other (income) expense, net	(923)	(361)	(2,206)	(816)
Acquisition-related expense(1)	1,610	—	1,888	—
Adjusted EBITDA	$26,734	$20,419	$51,352	$37,227

(1) Adjusted EBITDA for the three and six months ended June 30, 2018 excludes approximately $1.6 million and $1.9 million, respectively, of compensation expense from the acquisition of NetWatcher.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, amortization of technology-based intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

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

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. dollar and the Euro, British Pound and Indian Rupee; losses on disposal of property and equipment; and impairment of long-lived assets.

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

In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. The income tax provision for the six months ended June 30, 2018, does not reflect any adjustment to the provisional estimates recorded in the year ended December 31, 2017. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expect to complete our analysis within the measurement period in accordance with the SEC guidance. Such analysis includes both the implications of the newly introduced provisions for Global Intangible Low Tax Income and the detailed analysis of historical foreign earnings and potential correlative adjustments to verify the one-time transition tax does not apply.

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

Sales Taxes

We present our revenues net of sales tax in our condensed consolidated statements of operations.

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$68,153	$55,302	$133,031	$108,423
Cost of revenues (1)	16,248	12,153	32,149	24,447
Gross profit	51,905	43,149	100,882	83,976
Operating expenses:
Research and development (1)	13,128	10,525	25,681	20,348
Sales and marketing (1)	18,976	15,383	35,209	31,397
General and administrative (1)	8,906	8,232	20,691	15,566
Total operating expenses	41,010	34,140	81,581	67,311
Income from operations	10,895	9,009	19,301	16,665
Other income, net	884	360	2,129	813
Income before income taxes	11,779	9,369	21,430	17,478
Provision for (benefit from) income taxes	1,486	2,167	1,995	(11,654)
Net income	$10,293	$7,202	$19,435	$29,132

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$609	$536	$1,263	$1,037
Research and development	1,976	1,505	3,817	2,726
Sales and marketing	1,105	1,129	2,506	2,213
General and administrative	3,333	3,277	8,328	4,803
Total stock-based compensation	$7,023	$6,447	$15,914	$10,779

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	100%	100%	100%	100%
Cost of revenues	24	22	24	23
Gross profit	76	78	76	77
Operating expenses:
Research and development	19	19	20	19
Sales and marketing	28	28	26	29
General and administrative	13	15	16	14
Total operating expenses	60	62	62	62
Income from operations	16	16	14	15
Other income, net	1	1	2	1
Income before income taxes	17	17	16	16
Provision for (benefit from) income taxes	2	4	1	(11)
Net income	15%	13%	15%	27%

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$68,153	$55,302	$12,851	23%	$133,031	$108,423	$24,608	23%

Revenues increased $12.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2017. Of the total increase of $12.9 million, $6.8 million was from customers in the United States and the remaining $6.1 million was from customers in foreign countries.

Revenues increased $24.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2017. Of the total increase of $24.6 million, $13.6 million was from customers in the United States and the remaining $11.0 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions. There was no impact to our revenues as a result of adopting Accounting Standards Codification ("ASC") 606. See Note 4, “Revenue from Contracts with Customers”, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Cost of revenues	$16,248	$12,153	$4,095	34%	$32,149	$24,447	$7,702	32%
Percentage of revenues	24%	22%			24%	23%
Gross profit percentage	76%	78%			76%	77%

Cost of revenues increased $4.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in personnel expenses of $1.4 million, driven by an increase in the number of employees to support the continued growth of our business; a $1.0 million increase in depreciation expense related to additional computer hardware and software; a $0.8 million increase in amortization expense related to acquired technology resulting from our business acquisitions; increased data center and supplies costs of $0.4 million; and increased third-party software license and maintenance expenses of $0.2 million resulting from our continued business growth.

For the six months ended June 30, 2018, cost of revenues increased $7.7 million compared to the six months ended June 30, 2017, primarily due to increased personnel expenses of $3.4 million to support the continued growth of our business; a $1.5 million increase in depreciation expense related to additional computer hardware and software; a $1.4 million increase in amortization expense related to acquired technology resulting from our business acquisitions; increased data center and supplies costs of $0.8 million; and increased third-party software license and maintenance expenses of $0.4 million resulting from our continued business growth.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$13,128	$10,525	$2,603	25%	$25,681	$20,348	$5,333	26%
Percentage of revenues	19%	19%			20%	19%

Research and development expenses increased $2.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in personnel expenses of $1.7 million, driven by additional employees hired to support the growth of our business; increased related facilities costs and expenses of $0.3 million to support our research and development activities; increased consulting and professional services costs of $0.3 million; and increased data center, third-party software license and maintenance expenses of $0.2 million resulting from our continued business growth.

Research and development expenses increased $5.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in personnel expenses of $3.8 million, driven by additional employees hired to support the growth of our business; increased related facilities costs and expenses of $0.7 million to support our research and development activities; increased consulting and professional services costs of $0.5 million; and increased data center, third-party software license and maintenance expenses of $0.3 million. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$18,976	$15,383	$3,593	23%	$35,209	$31,397	$3,812	12%
Percentage of revenues	28%	28%			26%	29%

Sales and marketing expenses increased $3.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in tradeshow expenses of $1.6 million; a $1.6 million compensation expense from the acquisition of Netwatcher; an increase in personnel expenses of $0.5 million, driven by additional employees hired to support the growth of our business; increased consulting and temporary services of $0.4 million; and increased travel expense of $0.4 million. These increases were partially offset by a decrease in commission expense of $0.8 million due to the adoption of ASC 606, resulting in us capitalizing commissions on new business and upsells in the three months ended June 30, 2018 versus expensing all commissions in the three months ended June 30, 2017.

Sales and marketing expenses increased $3.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in personnel expenses of $2.1 million, driven by additional employees hired to support the growth of our business; a $1.8 million compensation expense from the acquisition of Netwatcher; an increase in tradeshow expenses of $0.6 million; increased consulting and temporary services of $0.6 million; and increased travel expense of $0.3 million. These increases were partially offset by a decrease in commission expense of $1.6 million due to the adoption of ASC 606, resulting in us capitalizing commissions on new business and upsells in the six months ended June 30, 2018 versus expensing all commissions in the six months ended June 30, 2017.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$8,906	$8,232	$674	8%	$20,691	$15,566	$5,125	33%
Percentage of revenues	13%	15%			16%	14%

General and administrative expenses increased $0.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by increased consulting and temporary services of $0.5 million; a $0.5 million increase in depreciation expense related to leasehold improvements, additional computer hardware and software; and an increase in personnel expense of $0.4 million. These increases were partially offset by decreases in a non-recurring expense of $0.5 million related to the remittance of payroll taxes from fiscal year 2013 through May 2016 as well as a decrease in bad debt expense of $0.3 million.

General and administrative expenses increased $5.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by increased personnel expenses of $2.2 million, primarily from stock-based compensation; a $1.7 million increase in depreciation expense related to leasehold improvements, additional computer hardware and software; increased consulting and professional services of $1.1 million; and increased third-party software license and maintenance expense of $1.1 million. These increases were partially offset by decreases in a non-recurring expense of $0.8 million related to the remittance of payroll taxes from fiscal year 2013 through May 2016 as well as a decrease in bad debt expense of $0.3 million.

Total Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Total other income, net	$884	$360	$524	146%	$2,129	$813	$1,316	162%
Percentage of revenues	1%	1%			2%	1%

Total other income, net increased by $0.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and by $1.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in interest income as our cash and marketable securities balances increased year over year.

Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,486	$2,167	$(681)	(31)%	$1,995	$(11,654)	$13,649	(117)%
Effective Tax Rate	12.6%	23.1%			9.3%	(66.7)%

We recorded an income tax provision of $1.5 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in income tax provision for the three months ended June 30, 2018 is primarily due to the year-over-year drop in the annual effective tax rate.

We recorded an income tax provision of $2.0 million and income tax benefit of $11.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase in income tax provision for the six months ended June 30, 2018 is primarily due to a year-over-year increase in income before taxes, non-deductible stock-based compensation as a result of changes in the tax rules for officers' compensation, and a reduction in the amount of excess benefits of stock-based compensation realized.

Liquidity and Capital Resources

At June 30, 2018, our principal source of liquidity was cash, cash equivalents, and marketable securities of $386.7 million, including $7.8 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We have experienced positive cash flows from operations during the six months ended June 30, 2018 and 2017. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$67,227	$48,942
Cash used in investing activities	(50,086)	(4,556)
Cash used in financing activities	(16,911)	(551)

Cash Flows from Operating Activities

For the six months ended June 30, 2018, cash flows from operating activities of $67.2 million primarily resulted from our net income of approximately $19.4 million, as adjusted for non-cash items including stock-based compensation of $15.9 million and depreciation and amortization expense of $14.2 million; and a decrease in our accounts receivable of $11.9 million due to the timing of customer payments.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2018, cash used in investing activities of $50.1 million was attributable to purchases of marketable securities, net of sales and maturities of $31.0 million, and $13.2 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $3.4 million of cash in connection with our acquisition of the assets of 1Mobility and $2.5 million for our purchase of an investment in a privately-held company.

For the six months ended June 30, 2017, cash used in investing activities of $4.6 million was primarily attributable to $13.2 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development which was offset by sales and maturities of marketable securities, net of purchases of $8.6 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2018, cash used in financing activities of $16.9 million was attributable to share repurchases of $19.4 million, employee payroll taxes paid related to net share settlement of equity awards of $8.9 million, and principal payments under capital lease obligations of $0.8 million. These decreases were offset by the proceeds from the exercise of stock options of $12.2 million.

For the six months ended June 30, 2017, cash used in financing activities of $0.6 million was primarily attributable to payments for taxes related to employee net share settlement of equity awards of $15.2 million, offset by the proceeds from the exercise of stock options of $14.6 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers, office equipment and capital leases. The following table summarizes our contractual cash obligations, including future interest payments, at June 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	2018 (remaining six months)	2019-2020	2021-2022	2023 and thereafter
	(in thousands)
Operating lease obligations	$50,028	$4,997	$11,845	$9,577	$23,609
Capital lease obligations	2,839	885	1,900	54	—
Total	$52,867	$5,882	$13,745	$9,631	$23,609

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, we provided the landlord with a $1.2 million standby letter of credit to secure our obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the six months ended June 30, 2018, we made regular payments on our operating lease obligations of $2.1 million.

Capital lease obligations represent financing on data center storage equipment. During the six months ended June 30, 2018, we made regular principal payments on our capital lease obligations of $0.8 million.

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

Interest Rate Sensitivity

We have $386.7 million in cash, cash equivalents and marketable securities at June 30, 2018. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 74% of our revenues from subscriptions to our VM solutions for the six months ended June 30, 2018.

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

We compete with large and small public companies, such as FireEye, Inc., Imperva, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc., Symantec Corporation, and Tenable Holdings,

Inc., as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., Carbon Black, Inc., CrowdStrike Inc., Tanium Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which took full effect on May 25, 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher.

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

We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to obtain new customers, manage our existing customer base and expand the sales of our newer solutions. We plan to continue to expand our sales force and make significant investment in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the competitive markets where we do business. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, one of the locations in which we have a substantial presence and need for highly skilled personnel, and we may not be able to compete for these employees. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.

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

In addition, as of June 30, 2018, approximately 63% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. Our headcount increased from 510 employees at the beginning of 2016 to 1,024 employees as of June 30, 2018. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2018, we derived approximately 44% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2018, we incurred approximately 18% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2018, approximately 18% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of June 30, 2018, we had twelve issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

Through December 2017, we expensed commissions paid to our sales personnel in the quarter in which the related order was received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of ASC 606, our operating results will also fluctuate and not be comparable to historical periods, and will continue to fluctuate as we will generally capitalize commissions except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of ASC 606 only included open contracts as of December 31, 2017. Accordingly, we expect our commission expense to grow in future periods as a result of the adoption of ASC 606. Without the adoption of ASC 606, commission expenses would have been $0.5 million higher in our second quarter of 2018.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff.

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

As of June 30, 2018, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2018, we had approximately 39.0 million shares of our common stock outstanding. Certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of June 30, 2018, there were approximately 1.1 million restricted stock units and options to purchase approximately 4.1 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2018, we had an aggregate of 4.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the six months ended June 30, 2018, we repurchased 256,827 shares of our common stock for an aggregate purchase price of approximately $19.4 million.

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

On February 5, 2018, our Board of Directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. Our stock repurchase authorization does not have an expiration date. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. All share repurchases were made using cash resources. As of June 30, 2018, approximately $80.6 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the second quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1, 2018 - April 30, 2018	—	$—	—	$98,519,173
May 1, 2018 - May 31, 2018	235,539	$75.89	235,539	$80,643,620
June 1, 2018 - June 30, 2018	—	$—	—	$80,643,620
Total	235,539		235,539

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 2, 2018.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial officer)