Form 10-Q
period 2018-09-30
QUALYS, INC.
filed 2018-11-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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
__________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant's common stock outstanding as of October 30, 2018 was 39,379,168.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$97,964	$86,591
Short-term marketable securities	228,542	201,823
Accounts receivable, net of allowance of $764 and $816 as of September 30, 2018 and December 31, 2017, respectively	58,612	64,412
Prepaid expenses and other current assets	16,623	16,524
Total current assets	401,741	369,350
Long-term marketable securities	64,103	67,224
Property and equipment, net	64,503	58,557
Deferred tax assets, net	28,248	25,066
Intangible assets, net	13,741	12,401
Long-term investment	2,500	—
Goodwill	1,849	1,549
Restricted cash	1,200	1,200
Other noncurrent assets	8,115	2,178
Total assets	$586,000	$537,525
Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$4,723	$1,144
Accrued liabilities	23,208	21,444
Deferred revenues, current	155,115	143,186
Total current liabilities	183,046	165,774
Deferred revenues, noncurrent	17,558	17,136
Other noncurrent liabilities	11,256	11,071
Total liabilities	211,860	193,981
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 39,341,476 and 38,598,117 shares issued and outstanding at September 30, 2018 and December 31, 2017	39	39
Additional paid-in capital	329,045	304,155
Accumulated other comprehensive loss	(752)	(574)
Retained earnings	45,808	39,924
Total stockholders’ equity	374,140	343,544
Total liabilities and stockholders’ equity	$586,000	$537,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$71,658	$59,490	$204,689	$167,913
Cost of revenues	16,511	12,728	48,660	37,175
Gross profit	55,147	46,762	156,029	130,738
Operating expenses:
Research and development	12,501	10,892	38,182	31,240
Sales and marketing	15,489	15,475	50,698	46,872
General and administrative	9,040	9,546	29,731	25,112
Total operating expenses	37,030	35,913	118,611	103,224
Income from operations	18,117	10,849	37,418	27,514
Other income (expense), net:
Interest expense	(35)	—	(112)	(3)
Interest income	1,651	753	4,193	1,775
Other expense, net	(500)	(82)	(836)	(288)
Total other income, net	1,116	671	3,245	1,484
Income before income taxes	19,233	11,520	40,663	28,998
(Benefit from) provision for income taxes	(4,236)	3,068	(2,241)	(8,586)
Net income	$23,469	$8,452	$42,904	$37,584
Net income per share:
Basic	$0.60	$0.22	$1.10	$1.01
Diluted	$0.56	$0.21	$1.02	$0.95
Weighted average shares used in computing net income per share:
Basic	39,170	37,703	38,907	37,162
Diluted	42,197	40,299	42,113	39,601

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$23,469	$8,452	$42,904	$37,584
Available-for-sale marketable securities:
Change in net unrealized (loss) gain, net of tax	(85)	103	(427)	32
Reclassification adjustment for net realized gain included in net income, net of tax	154	12	249	4
Other comprehensive income (loss), net of tax	69	115	(178)	36
Comprehensive income	$23,538	$8,567	$42,726	$37,620

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$42,904	$37,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,224	15,054
Bad debt expense	—	353
Loss on disposal of property and equipment	31	3
Stock-based compensation	22,672	18,522
Amortization of premiums and accretion of discounts on marketable securities	(586)	1,155
Deferred income taxes	(4,024)	(17,631)
Excess tax benefits included in deferred tax assets	—	7,880
Changes in operating assets and liabilities:
Accounts receivable	5,800	317
Prepaid expenses and other assets	(5,733)	(405)
Accounts payable	182	(706)
Accrued liabilities	5,803	747
Deferred revenues	12,351	17,716
Other non-current liabilities	(1,804)	1,190
Net cash provided by operating activities	98,820	81,779
Cash flows from investing activities:
Purchases of marketable securities	(242,056)	(198,866)
Sales and maturities of marketable securities	218,865	148,025
Purchases of property and equipment	(19,496)	(26,612)
Business acquisition	(3,359)	(5,753)
Purchase of privately-held investment	(2,500)	—
Net cash used in investing activities	(48,546)	(83,206)
Cash flows from financing activities:
Proceeds from exercise of stock options	20,896	22,778
Payments for taxes related to net share settlement of equity awards	(12,010)	(17,571)
Principal payments under capital lease obligations	(1,203)	—
Repurchase of common stock	(46,542)	—
Net cash (used in) provided by financing activities	(38,859)	5,207
Effect of exchange rate changes on cash and cash equivalents	(42)	—
Net increase in cash, cash equivalents and restricted cash	11,373	3,780
Cash, cash equivalents and restricted cash at beginning of period	87,791	87,937
Cash, cash equivalents and restricted cash at end of period	$99,164	$91,717

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$115	$—
Cash paid for income taxes, net of refunds	$2,018	$1,083
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$6,008	$1,371
Purchase of assets under capital lease	$2,300	$—
Not yet received tenant allowance recorded in other assets, accrued liabilities and other non-current liabilities	$—	$8,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business

Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys cloud platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2018 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, capitalization of new internally developed software, stock-based compensation and the provision for income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying unaudited condensed consolidated financial statements.

Internally Developed Software Costs

The Company capitalizes costs incurred to develop new internal-use software. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the application development stage. These capitalized costs are included in other noncurrent assets on the accompanying condensed consolidated balance sheets. Such costs are amortized on a straight-line basis over its estimated useful life of three years. Amortization of product related to new internal-use software is recorded to cost of revenues. Capitalization of new internally developed software cost was $0.8 million for the nine months ended September 30, 2018. Unamortized cost for capitalized new internally developed software was $0.7 million at September 30, 2018. Amortization expense for capitalized new internally developed software was less

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

than $0.1 million for the three and nine months ended September 30, 2018. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

The Company adopted Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018. The Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information from the prior period has not been adjusted and continues to be reported under ASC 605. The impact of adopting ASC 606 was related to the deferral of sales commission costs for new business and when customers increase their renewal orders (“upsells”). The Company previously expensed sales commissions as incurred. Under ASC 606, sales commissions cost related to new business and upsells are recorded as an asset. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. Five years represents the estimated life of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company's own historical data. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to its contract renewals. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other noncurrent assets, respectively, in its condensed consolidated balance sheets.

On January 1, 2018, the Company recorded an increase to retained earnings of $2.7 million which was the net cumulative impact associated with the capitalization of sales commissions. Additionally, the Company recorded a corresponding commission asset balance of $3.5 million and a related deferred tax liability of $0.8 million. There was no impact to the Company's revenues as a result of adopting ASC 606. Without the adoption of ASC 606, commission expenses would have been $0.5 million higher for the three months ended September 30, 2018. See Note 4, “Revenue from Contracts with Customers”, for additional information regarding the impact on the Company's condensed consolidated financial statements.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

this ASU in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in its first quarter of 2018. The Company reclassified restricted cash of $1.2 million for each of the nine months ended September 30, 2018 and 2017, in the condensed consolidated statements of cash flows.
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset and lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements - Leases (Topic 842). This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to the leasing criteria, most of the Company's leased space and equipment leases will be required to be accounted for as right-of-use assets on the balance sheet with offsetting financing obligations. In the statement of operations, what was formerly rent expense for operating leases will be lease expense; and finance leases will be bifurcated into amortization of right-of-use assets and interest on lease liabilities. The Company plans to adopt the ASU utilizing the cumulative-effect adjustment methodology on January 1, 2019, and is currently evaluating the impact and expects the ASU will have a material impact on its condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs related to internal-use software. ASU 2018-15 is effective for the Company beginning in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

The Company's cash and cash equivalents, and marketable securities consist of the following:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$91,439	$—	$—	$91,439
Money market funds	3,777	—	—	3,777
Commercial paper	2,749	—	(1)	2,748
Total	97,965	—	(1)	97,964
Short-term marketable securities:
Commercial paper	1,497	—	(1)	1,496
Treasury bills	6,993	—	—	6,993
Corporate bonds	37,366	1	(96)	37,271
Asset-backed securities	10,261	—	(7)	10,254
U.S. government agencies	172,716	—	(188)	172,528
Total	228,833	1	(292)	228,542
Long-term marketable securities:
Asset-backed securities	16,381	—	(25)	16,356
U.S. government agencies	18,694	—	(112)	18,582
Corporate bonds	29,439	4	(278)	29,165
Total	64,514	4	(415)	64,103
Total	$391,312	$5	$(708)	$390,609

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$86,500	$—	$—	$86,500
Money market funds	91	—	—	91
Total	86,591	—	—	86,591
Short-term marketable securities:
Commercial paper	12,623	—	(3)	12,620
Corporate bonds	38,425	1	(64)	38,362
U.S. government agencies	151,058	—	(217)	150,841
Total	202,106	1	(284)	201,823
Long-term marketable securities:
Asset-backed securities	4,998	—	(12)	4,986
U.S. government agencies	24,269	—	(54)	24,215
Corporate bonds	38,198	—	(175)	38,023
Total	67,465	—	(241)	67,224
Total	$356,162	$1	$(525)	$355,638

The following table shows the changes to accumulated other comprehensive loss for the nine months ended September 30, 2018 (in thousands):

Unrealized (Loss) Gain, net
Balance at December 31, 2017	$(574)
Change in net unrealized loss on available-for-sale marketable securities, net of tax	(427)
Amounts reclassified for net realized gain included in net income, net of tax	249
Other comprehensive loss, net of tax	(178)
Balance at September 30, 2018	$(752)

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale marketable securities measured on a recurring basis, excluding cash and money market funds:

	September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$4,244	$—	$4,244
Treasury bills	—	6,993	—	6,993
U.S. government agencies	—	191,110	—	191,110
Corporate bonds	—	66,436	—	66,436
Asset-backed securities	—	26,610	—	26,610
Total	$—	$295,393	$—	$295,393

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,620	$—	$12,620
U.S. government agencies	—	175,056	—	175,056
Corporate bonds	—	76,385	—	76,385
Asset-backed securities	—	4,986	—	4,986
Total	$—	$269,047	$—	$269,047

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of marketable securities classified as available-for-sale by contractual, or effective, maturity:

	September 30, 2018
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$4,244	$—	$—	$4,244
Treasury bills	6,993	—	—	$6,993
U.S. government agencies	172,528	18,582	—	191,110
Corporate bonds	37,271	26,462	2,703	66,436
Asset-backed securities	22,755	3,855	—	26,610
Total	$243,791	$48,899	$2,703	$295,393
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged. The Company does not enter into derivative financial instruments for trading or speculative purposes.

At September 30, 2018, the Company had two outstanding forward contracts with notional amounts of 5.8 million Euros and 5.0 million British Pounds, respectively, which expired on October 31, 2018. At December 31, 2017, the Company had two outstanding forward contracts with notional amounts of 7.0 million Euros and 4.8 million British Pounds, respectively, which expired on January 31, 2018. These forward contracts were entered into at the end of each month, and thus the fair value of these contracts was $0 at September 30, 2018 and December 31, 2017. These derivatives did not meet the criteria to be designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized in Other income (expense), net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net (loss) gain from forward contracts	$(61)	$(463)	$292	$(1,585)
Other foreign currency transactions (loss) gain	(378)	431	(966)	1,424
Total foreign exchange loss, net	$(439)	$(32)	$(674)	$(161)

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under capital lease, consists of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Computer equipment	$90,739	$77,883
Computer software	26,003	20,447
Furniture, fixtures and equipment	5,628	5,075
Assets under capital lease	3,503	—
Scanner appliances	15,167	14,325
Leasehold improvements	16,380	16,067
Total property and equipment	157,420	133,797
Less: accumulated depreciation and amortization	(92,917)	(75,240)
Property and equipment, net	$64,503	$58,557

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $8.8 million and $6.8 million at September 30, 2018 and December 31, 2017, respectively, including assets that have not been placed in service of $2.6 million and $0.9 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.1 million and $5.1 million for the three months ended September 30, 2018 and 2017, respectively, and $18.9 million and $14.7 million for the nine months ended September 30, 2018 and 2017, respectively. Accumulated depreciation under capital leases was $0.7 million at September 30, 2018.

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

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The impact of the standard on the Company's financial statements relates to the Company's accounting for sales commissions. The Company previously expensed sales commissions as incurred. Under ASC 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid related to new business and upsells. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to its contract renewals.

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

Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. The Company classifies deferred commissions as current or noncurrent based on the timing of when it expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other noncurrent assets, respectively, in its condensed consolidated balance sheets. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to its contract renewals.

Commission asset balances are as follows (in thousands):

	September 30, 2018	January 1, 2018
Commission asset, current	$1,175	$704
Commission asset, noncurrent	$3,867	$2,819

For the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $0.8 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs. No contract costs were capitalized in the three and nine months ended September 30, 2017.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contract liabilities (deferred revenue) balances are as follows (in thousands):

	September 30, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$142,336	$12,779	$155,115
Deferred revenue, noncurrent	15,681	1,877	17,558
Total	$158,017	$14,656	$172,673

	January 1, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$130,579	$12,607	$143,186
Deferred revenue, noncurrent	15,419	1,717	17,136
Total	$145,998	$14,324	$160,322
The Company records deferred revenue when cash payments are received or due in advance of its performance. The increase in the Company's deferred revenue balances is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by revenue recognized in the period. $61.1 million and $50.2 million of subscription services revenue was recognized during the three months ended September 30, 2018 and September 30, 2017, respectively, which amounts were included in the unearned revenue balances as of June 30, 2018 and June 30, 2017, respectively. $126.6 million and $101.1 million of subscription revenue was recognized during the nine months ended September 30, 2018 and September 30, 2017, respectively, which amounts were included in the unearned revenue balances as of December 31, 2017 and December 31, 2016, respectively.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accounts receivable, net, consists of the following (in thousands):

	September 30, 2018	January 1, 2018
ASC 606 receivables	$54,632	$60,984
Operating lease receivables	4,744	4,244
Less: allowance for doubtful accounts	(764)	(816)
Total accounts receivable, net	$58,612	$64,412

The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2018 (in thousands):

	ASC 606 Expected Revenue	Operating Lease Expected Revenue	Total Expected Revenue
2018 (remaining three months)	$12,755	$2,063	$14,818
2019	36,624	4,322	40,946
2020	18,791	1,536	20,327
2021	6,562	621	7,183
2022	976	39	1,015
2023 and thereafter	278	9	287
Total	$75,986	$8,590	$84,576

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue from open contracts and the amounts that will be invoiced and recognized as revenue in future periods. Remaining performance obligations represent the transaction price of firm orders for which service has not been performed and excludes unexercised renewals. The Company applied the short-term contract exemption to exclude the remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenues by sales channel are as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	ASC 606 Revenue	Operating Lease Revenue	Total Revenue	ASC 606 Revenue	Operating Lease Revenue	Total Revenue
Direct	$33,191	$3,249	$36,440	$100,055	$10,389	$110,444
Partner	32,428	2,790	35,218	86,993	7,252	94,245
Total	$65,619	$6,039	$71,658	$187,048	$17,641	$204,689

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	ASC 605 Revenue	Operating Lease Revenue	Total Revenue	ASC 605 Revenue	Operating Lease Revenue	Total Revenue
Direct	$27,639	$3,335	$30,974	$84,403	$10,268	$94,671
Partner	26,198	2,318	28,516	67,297	5,945	73,242
Total	$53,837	$5,653	$59,490	$151,700	$16,213	$167,913

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

On April 1, 2018, the Company acquired the assets of 1Mobility Private Limited ("1Mobility"), a Singapore-based company. The acquisition allows the Company to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that are compromised or out-of-compliance. Total purchase consideration was $4.0 million, including $0.6 million of deferred consideration due eighteen months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims. Pro forma financial information for this acquisition has not been presented because it is not material to the Company's condensed consolidated financial statements.

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

The carrying values of intangible assets are as follows (in thousands, except for years):

				September 30, 2018
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	3.9	$15,856	$(2,746)	$13,110
Patent licenses	14	5.9	1,388	(797)	591
Total intangibles subject to amortization			$17,244	$(3,543)	13,701
Intangible assets not subject to amortization					40
Total intangible assets, net					$13,741

				December 31, 2017
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	4.8	$14,067	$(2,371)	$11,696
Patent Licenses	14	6.7	1,388	(723)	665
Total intangibles subject to amortization			$15,455	$(3,094)	12,361
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,401

Intangible asset amortization expense was $0.9 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2018, the Company expects amortization expense in future periods to be as follows (in thousands):

2018 (remaining three months)	$864
2019	3,456
2020	3,456
2021	3,457
2022	2,302
2023 and thereafter	166
Total expected future amortization expense	$13,701

Goodwill, which is not subject to amortization, totaled $1.8 million and $1.5 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following are the minimum annual lease payments due under these leases at September 30, 2018 (in thousands):

	Operating Leases	Capital Leases
	(in thousands)
2018 (remaining three months)	$1,699	$443
2019	6,169	1,770
2020	5,752	130
2021	5,022	54
2022	4,536	—
2023 and thereafter	23,609	—
Total minimum lease payments	$46,787	2,397
Less: amount representing interest		(97)
Present value of minimum payments		2,300
Less: current portion		(1,688)
Capital lease obligations, noncurrent		$612

Rent expense was $2.5 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $7.1 million and $4.3 million for the nine months ended September 30, 2018 and 2017, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. As of September 30, 2018 and December 31, 2017, the Company had accrued $10.9 million and $9.5 million, respectively, of deferred rent related to these agreements, which is reflected in accrued liabilities and other non-current liabilities in the accompanying condensed consolidated balance sheets.
On October 14, 2016, the Company entered into a lease agreement for its new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 30, 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, the Company provided the landlord with a $1.2 million standby letter of credit to secure the Company’s obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets.

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

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 11,791,139 shares of common stock. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2018, 4,191,846 shares were available for grant under the 2012 Plan.

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

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$625	$532	$1,888	$1,569
Research and development	1,937	1,503	5,754	4,229
Sales and marketing	1,163	1,231	3,669	3,444
General and administrative	3,033	4,477	11,361	9,280
Total stock-based compensation	$6,758	$7,743	$22,672	$18,522

As of September 30, 2018, the Company had $14.2 million of total unrecognized stock-based compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.1 years, and $40.8 million of unrecognized stock-based compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.6 years. Compensation cost is recognized on a straight-line basis over the service

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Granted	263,911	$81.19
Exercised	(1,042,279)	$20.05
Canceled	(215,312)	$39.32
Balance as of September 30, 2018	3,502,211	$30.20	6.5	$206,931
Vested and expected to vest - September 30, 2018	3,323,825	$28.88	6.4	$200,599
Exercisable - September 30, 2018	2,465,495	$24.67	5.8	$158,857

Restricted Stock

A summary of the Company’s RSU and RSA activity is as follows:

	Outstanding RSUs and RSAs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2017	1,410,588	$40.34
Granted	242,046	$76.39
Vested	(433,525)	$39.08
Canceled	(178,938)	$41.84
Balance as of September 30, 2018	1,040,171	$49.00
Outstanding and expected to vest - September 30, 2018	904,092	$48.39

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$23,469	$8,452	$42,904	$37,584
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,170	37,703	38,907	37,162
Effect of potentially dilutive securities:
Common stock options	2,463	2,199	2,555	2,161
Restricted stock units	564	397	651	278
Diluted	42,197	40,299	42,113	39,601
Net income per share:
Basic	$0.60	$0.22	$1.10	$1.01
Diluted	$0.56	$0.21	$1.02	$0.95

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Common stock options	167	651	129	1,244
Restricted stock units	39	—	18	—
	206	651	147	1,244

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Stockholder's Equity
Share Repurchase Program
On February 5, 2018, the Company's Board of Directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. The Company's stock repurchases may be effected from time to time through open market purchases. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess of the cost of treasury stock that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to retained earnings.

During the nine months ended September 30, 2018, the Company repurchased 567,642 shares of its common stock for approximately $46.5 million. All share repurchases were made using cash resources. As of September 30, 2018, approximately $53.5 million remained available for share repurchases pursuant to the Company's share repurchase program.

On October 25, 2018, the Company's Board of Directors authorized an additional $100.0 million two-year share repurchase program, which was announced on October 30, 2018.

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

The Company recorded an income tax benefit of $4.2 million and income tax provision of $3.1 million for the three months ended September 30, 2018 and 2017, respectively, resulting in an effective tax rate of (22.0)% and 26.6%, respectively. The tax benefit for the three months ended September 30, 2018 as compared to the tax provision for the three months ended September 30, 2017 changed primarily due to the benefit of the lower U.S. federal tax rate that became effective in 2018 as well as the tax benefit of excess stock-based compensation deductions.

The Company recorded an income tax benefit of $2.2 million and $8.6 million for the nine months ended September 30, 2018 and 2017, respectively, resulting in an effective tax rate of (5.5)% and (29.6)%, respectively. The tax benefit for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 decreased as a result of a reduction in the amount of excess benefits of stock-based compensation realized.

On December 22, 2017, the 2017 Tax Act was enacted into law. The new legislation contains significant tax provisions that affect the Company, including a one-time repatriation tax on accumulated foreign earnings, a reduction of the corporate income tax rate from 35% to 21%, which was effective January 1, 2018, and a change from a worldwide tax system to a modified territorial system.

In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. The income tax provision for the nine months ended September 30, 2018, does not reflect any adjustment to the provisional estimates recorded in the year ended December 31, 2017. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expects to complete its analysis in the fourth quarter of fiscal 2018, which timing is in accordance with the SEC guidance. Such analysis includes both the accounting policy election related to the Global Intangible Low-Taxed Income, as well as the detailed analysis of historical foreign earnings for purposes of the one-time transition tax.

As of September 30, 2018, the Company had unrecognized tax benefits of $6.0 million, of which $3.3 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2017, the Company had unrecognized tax benefits of $5.1 million, of which $2.8 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenues by geographic area, based on the location of the customer, are as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	ASC 606 Revenue	Operating Lease Revenue	Total Revenue	ASC 606 Revenue	Operating Lease Revenue	Total Revenue
United States	$43,240	$4,096	$47,336	$125,223	$12,226	$137,449
Foreign	22,379	1,943	24,322	61,825	5,415	67,240
Total	$65,619	$6,039	$71,658	$187,048	$17,641	$204,689

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	ASC 605 Revenue	Operating Lease Revenue	Total Revenue	ASC 605 Revenue	Operating Lease Revenue	Total Revenue
United States	$38,191	$4,096	$42,287	$107,341	$11,445	$118,786
Foreign	15,646	1,557	17,203	44,359	4,768	49,127
Total	$53,837	$5,653	$59,490	$151,700	$16,213	$167,913

Property and equipment, net, by geographic area, are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
United States	$54,837	$50,785
Foreign	9,666	7,772
Total property and equipment, net	$64,503	$58,557

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13.	Subsequent Event

On October 16, 2018, the Company completed the acquisition of Layered Insight, a pioneer and global leader in container native application protection, providing accurate insight into container images, adaptive analysis of running containers, and automated enforcement of the container environment. Total consideration related to the acquisition was $12.0 million in cash, of which $1.6 million is payable in the future subject to terms and conditions of the purchase agreement. The Company also agreed to pay up to an additional $4.0 million if the acquired business achieves certain financial milestones for the annual period ending December 31, 2019. Shareholders of Layered Insight will receive $4.0 million in future payments if certain key employees continue their employment with the Company through December 31, 2019. The Company expects to account for this acquisition as a business combination and is currently determining the impact on its financial statements.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced new solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions offered on our cloud platform, which we refer to as the Qualys Cloud Apps, includes: Asset Inventory (AI), CMDB Sync (SYN), VM, Continuous Monitoring (CM), Cloud Agent Platform (CAP), Container Security (CS), Cloud Inventory (CI), Cloud Security Assessment (CSA), Certificate Inventory (CRI), Certificate Assessment (CRA), Threat Protection (TP), Security Configuration Assessment (SCA), Indication of Compromise (IOC), Policy Compliance (PC), PCI Compliance (PCI), Security Assessment Questionnaire (SAQ), File Integrity Monitoring (FIM), Web Application Scanning (WAS) and Web Application Firewall (WAF). Our VM solutions (including VM, AI, SYN, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 75% of our revenues for the nine months ended September 30, 2018.

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

Our revenues increased to $204.7 million in the nine months ended September 30, 2018 from $167.9 million for the comparable period in 2017, representing an increase of $36.8 million or 22%.

Key Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except percentages)
Adjusted EBITDA	$31,887	$23,863	$83,239	$61,090
Percentage of revenues	44%	40%	41%	36%

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income	$23,469	$8,452	$42,904	$37,584
Depreciation and amortization of property and equipment	6,110	5,098	18,862	14,662
Amortization of intangible assets	864	173	2,361	392
Interest expense	35	—	112	3
(Benefit from) provision for income taxes	(4,236)	3,068	(2,241)	(8,586)
EBITDA	26,242	16,791	61,998	44,055
Stock-based compensation	6,758	7,743	22,672	18,522
Other income, net	(1,151)	(671)	(3,357)	(1,487)
Acquisition-related expense(1)	38	—	1,926	—
Adjusted EBITDA	$31,887	$23,863	$83,239	$61,090

(1) Adjusted EBITDA for the three and nine months ended September 30, 2018 excludes approximately less than $0.1 million and $1.9 million, respectively, of compensation expense from the acquisition of NetWatcher.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, amortization of internal-use software, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, amortization of technology-based intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses
Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to acquisitions and overhead allocations. All research and development costs are expensed as incurred, except for capitalized cost related to new products' internal-use software development. For new products' internal-use software, after completing the preliminary project stage, research and development expense are capitalized from application development start stage to post implementation-operation stage. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions cost related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to its contract renewals. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. The income tax provision for the nine months ended September 30, 2018 does not reflect any adjustment to the provisional estimates recorded in the year ended December 31, 2017. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the 2017 Tax Act and expect to complete our analysis in the fourth quarter of fiscal 2018, which timing is in accordance with the SEC guidance. Such analysis includes both the accounting policy election related to the Global Intangible Low-Taxed Income, as well as the detailed analysis of historical foreign earnings for purposes of the one-time transition tax.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$71,658	$59,490	$204,689	$167,913
Cost of revenues (1)	16,511	12,728	48,660	37,175
Gross profit	55,147	46,762	156,029	130,738
Operating expenses:
Research and development (1)	12,501	10,892	38,182	31,240
Sales and marketing (1)	15,489	15,475	50,698	46,872
General and administrative (1)	9,040	9,546	29,731	25,112
Total operating expenses	37,030	35,913	118,611	103,224
Income from operations	18,117	10,849	37,418	27,514
Other income, net	1,116	671	3,245	1,484
Income before income taxes	19,233	11,520	40,663	28,998
(Benefit from) provision for income taxes	(4,236)	3,068	(2,241)	(8,586)
Net income	$23,469	$8,452	$42,904	$37,584

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenues	$625	$532	$1,888	$1,569
Research and development	1,937	1,503	5,754	4,229
Sales and marketing	1,163	1,231	3,669	3,444
General and administrative	3,033	4,477	11,361	9,280
Total stock-based compensation	$6,758	$7,743	$22,672	$18,522

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	100%	100%	100%	100%
Cost of revenues	23	21	24	22
Gross profit	77	79	76	78
Operating expenses:
Research and development	17	18	18	19
Sales and marketing	22	26	25	28
General and administrative	13	17	15	15
Total operating expenses	52	61	58	61
Income from operations	25	18	18	16
Other income, net	2	1	2	1
Income before income taxes	27	19	20	17
(Benefit from) provision for income taxes	(6)	5	(1)	(5)
Net income	33%	14%	21%	22%

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$71,658	$59,490	$12,168	20%	$204,689	$167,913	$36,776	22%

Revenues increased $12.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2017. Of the total increase of $12.2 million, $5.1 million was from customers in the United States and the remaining $7.1 million was from customers in foreign countries.

Revenues increased $36.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2017. Of the total increase of $36.8 million, $18.7 million was from customers in the United States and the remaining $18.1 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions. There was no impact to our revenues as a result of adopting Accounting Standards Codification ("ASC") 606. See Note 4, “Revenue from Contracts with Customers”, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Cost of revenues	$16,511	$12,728	$3,783	30%	$48,660	$37,175	$11,485	31%
Percentage of revenues	23%	21%			24%	22%
Gross profit percentage	77%	79%			76%	78%

Cost of revenues increased $3.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in personnel expenses of $1.2 million, driven by an increase in the number of employees to support the continued growth of our business; increased data center and supplies costs of $0.7 million; a $0.7 million increase in amortization expense related to acquired technology resulting from our business acquisitions; a $0.5 million increase in depreciation expense related to additional computer hardware and software; and increased third-party software license and maintenance expenses of $0.5 million resulting from our continued business growth.

For the nine months ended September 30, 2018, cost of revenues increased $11.5 million compared to the nine months ended September 30, 2017, primarily due to increased personnel expenses of $4.5 million to support the continued growth of our business; a $2.0 million increase in depreciation expense related to additional computer hardware and software; a $2.2 million increase in amortization expense related to acquired technology resulting from our business acquisitions; increased data center and supplies costs of $1.4 million; and increased third-party software license and maintenance expenses of $1.0 million resulting from our continued business growth.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$12,501	$10,892	$1,609	15%	$38,182	$31,240	$6,942	22%
Percentage of revenues	17%	18%			18%	19%

Research and development expenses increased $1.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in personnel expenses of $1.5 million, driven by additional employees hired to support the growth of our business; increased data center, third-party software license and maintenance expenses of $0.3 million resulting from our continued business growth; increased consulting and professional services costs of $0.3 million; and increased related facilities costs and expenses of $0.2 million to support our research and development activities. These increases were partially offset by the capitalization of internally developed software cost of $0.8 million.

Research and development expenses increased $6.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in personnel expenses of $5.3 million, driven by additional employees hired to support the growth of our business; increased related facilities costs and expenses of $0.9 million to support our research and development activities; increased consulting and professional services costs of $0.7 million; and increased data center, third-party software license and maintenance expenses of $0.7 million. These increases were partially offset by the capitalization of internally developed software cost of $0.8 million. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$15,489	$15,475	$14	—%	$50,698	$46,872	$3,826	8%
Percentage of revenues	22%	26%			25%	28%

Sales and marketing expenses remained flat for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in personnel expenses of $0.5 million; recruiting expenses of $0.1 million; and consulting and temporary services of $0.1 million, were primarily offset by a decrease in commission expense of $0.7 million primarily due to the adoption of ASC 606, resulting in us capitalizing commissions on new business and upsells in the three months ended September 30, 2018 versus expensing all commissions in the three months ended September 30, 2017.

Sales and marketing expenses increased $3.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in personnel expenses of $2.8 million, driven by additional employees hired to support the growth of our business; a $1.8 million compensation expense from the acquisition of Netwatcher; increased recruiting, consulting and temporary services of $0.9 million; and increased travel and entertainment expense of $0.5 million. These increases were partially offset by a decrease in commission expense of $2.3 million primarily due to the adoption of ASC 606, resulting in us capitalizing commissions on new business and upsells in the nine months ended September 30, 2018 versus expensing all commissions in the nine months ended September 30, 2017.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$9,040	$9,546	$(506)	(5)%	$29,731	$25,112	$4,619	18%
Percentage of revenues	13%	17%			15%	15%

General and administrative expenses decreased $0.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a decrease in personnel expenses of $1.1 million, primarily from stock-based compensation. The decrease was partially offset by an increase in depreciation expense related to leasehold improvements, additional computer hardware and software of $0.5 million.

General and administrative expenses increased $4.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by increased depreciation expense related to leasehold improvements, additional computer hardware and software of $2.2 million; increased consulting and professional services costs of $1.3 million; and increased personnel expenses of $1.0 million, primarily from stock-based compensation.

Total Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
Total other income, net	$1,116	$671	$445	66%	$3,245	$1,484	$1,761	119%
Percentage of revenues	2%	1%			2%	1%

Total other income, net increased by $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and by $1.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the accretion of purchase discounts from marketable securities balances increasing year over year.

Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(4,236)	$3,068	$(7,304)	(238)%	$(2,241)	$(8,586)	$6,345	(74)%
Effective Tax Rate	(22.0)%	26.6%			(5.5)%	(29.6)%

We recorded an income tax benefit of $4.2 million and income tax provision of $3.1 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in income tax provision for the three months ended September 30, 2018 is primarily due to the year-over-year increase in the benefit of excess stock-based compensation deductions.

We recorded an income tax benefit of $2.2 million and $8.6 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in income tax benefit for the nine months ended September 30, 2018 is primarily due to a reduction in the amount of excess benefits of stock-based compensation realized.

Liquidity and Capital Resources

At September 30, 2018, our principal source of liquidity was cash, cash equivalents, and marketable securities of $390.6 million, including $9.6 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We experienced positive cash flows from operations during each of the nine months ended September 30, 2018 and 2017. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$98,820	$81,779
Cash used in investing activities	(48,546)	(83,206)
Cash (used in) provided by financing activities	(38,859)	5,207

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, cash flows from operating activities of $98.8 million primarily resulted from our net income of approximately $42.9 million, as adjusted for non-cash items including stock-based compensation of $22.7 million and depreciation and amortization expense of $21.2 million; and an increase in deferred revenues of $12.4 million attributable to our continued growth.

For the nine months ended September 30, 2017, cash flows from operating activities of $81.8 million primarily resulted from our net income of approximately $37.6 million, as adjusted by an increase in deferred revenues of $17.7 million attributable to our continued growth. This working capital increase was further increased by non-cash items including stock-based compensation of $18.5 million, depreciation and amortization expense of $15.1 million and excess tax benefits included in deferred tax assets of $7.9 million. These increases were partially offset by the increase to our deferred tax asset of $17.6 million, which resulted in our benefit from income taxes for the nine months ended September 30, 2017, and was primarily driven by excess tax benefits from stock option exercises.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018, cash used in investing activities of $48.5 million was attributable to purchases of marketable securities, net of sales and maturities of $23.2 million, and $19.5 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $3.4 million in cash in connection with our acquisition of the assets of 1Mobility and $2.5 million for our purchase of an investment in a privately-held company.

For the nine months ended September 30, 2017, cash used in investing activities of $83.2 million was attributable to purchases of investments, net of sales and maturities of $50.8 million, $26.6 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth, and $5.8 million used in the purchase of Nevis.

Cash Flows from Financing Activities

For the nine months ended September 30, 2018, cash used in financing activities of $38.9 million was attributable to share repurchases of $46.5 million, the payment of employee payroll taxes related to the net share settlement of equity awards of $12.0 million, and principal payments under capital lease obligations of $1.2 million. These decreases were offset by the proceeds from the exercise of stock options of $20.9 million.

For the nine months ended September 30, 2017, cash provided by financing activities of $5.2 million was attributable to the proceeds from the exercise of stock options of $22.8 million, partially offset by payments for taxes related to employee net share settlement of equity awards of $17.6 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers, office equipment and capital leases. The following table summarizes our contractual cash obligations, including future interest payments, at September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	2018 (remaining three months)	2019-2020	2021-2022	2023 and thereafter
	(in thousands)
Operating lease obligations	$46,787	$1,699	$11,921	$9,558	$23,609
Capital lease obligations	2,397	443	1,900	54	—
Total	$49,184	$2,142	$13,821	$9,612	$23,609

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

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the nine months ended September 30, 2018, we made regular payments on our operating lease obligations of $3.9 million.

Capital lease obligations represent financing on data center storage equipment. During the nine months ended September 30, 2018, we made regular principal payments on our capital lease obligations of $1.2 million.

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

We adopted ASC 606, "Revenue from Contracts with Customers" with a date of initial application of January 1, 2018. We adopted ASC 606 using the modified retrospective method and recognized the cumulative effect as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The significant impact of adopting ASC 606 was related to the deferral of sales commission costs for new business and when customers increase their renewal orders (“upsells”). We previously expensed sales commission as incurred. Under ASC 606, sales commissions cost related to new business and upsells are recorded as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. Five years represents the estimated life of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. Applying the practical expedient in ASC 340-40-25-4, we expense commissions related to contract renewals with a renewal contract term of one year or less. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other noncurrent assets, respectively, in our condensed consolidated balance sheets.

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

Interest Rate Sensitivity

We have $390.6 million in cash, cash equivalents and marketable securities at September 30, 2018. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

We derived approximately 75% of our revenues from subscriptions to our VM solutions for the nine months ended September 30, 2018.

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

Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future.

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

Our security and compliance solutions are delivered from seven data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

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

We compete with large and small public companies, such as Carbon Black, Inc., FireEye, Inc., Imperva, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc., Symantec Corporation,

and Tenable Holdings, Inc., as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., CrowdStrike Inc., Tanium Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

In addition, as of September 30, 2018, approximately 65% of our employees were located outside of the United States, with a significant number of these employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. Our headcount increased from 510 employees at the beginning of 2016 to 1,117 employees as of September 30, 2018. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2018, we derived approximately 46% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities, may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2018, we incurred approximately 20% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2018, approximately 19% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of September 30, 2018, we had fourteen issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

We have historically expensed commissions associated with sales of our solutions immediately upon receipt of a subscription order from a customer and generally recognize the revenues associated with such sale over the term of the agreement. Accordingly, our historical operating income in any period may not be indicative of our financial health and future performance. With the adoption of Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers effective January 1, 2018, we commenced capitalizing our commissions but elected to use the practical expedient in ASC 606 and expense commissions related to contracts with a renewal contract term of one year or less. As a result of the adoption of ASC 606, our future operating results may vary from period to period as our commission expense will not be directly comparable to historical periods.

Through December 2017, we expensed commissions paid to our sales personnel in the quarter in which the related order was received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of ASC 606, our operating results will also fluctuate and not be comparable to historical periods, and will continue to fluctuate as we will generally capitalize commissions except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of ASC 606 only included open contracts as of December 31, 2017. Accordingly, we expect our commission expense to grow in future periods as a result of the adoption of ASC 606. Without the adoption of ASC 606, commission expenses would have been $0.5 million higher in our third quarter of 2018.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. To continue to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff.

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

As of September 30, 2018, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2018, we had approximately 39.3 million shares of our common stock outstanding. Certain holders of shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of September 30, 2018, there were approximately 1.0 million restricted stock units and options to purchase approximately 3.5 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2018, we had an aggregate of 4.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program and in October 2018, we announced an additional $100.0 million stock repurchase program. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the nine months ended September 30, 2018, we repurchased 567,642 shares of our common stock for an aggregate purchase price of approximately $46.5 million.

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

On February 5, 2018, our Board of Directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 25, 2018, the Company's Board of Directors authorized an additional $100.0 million two-year share repurchase program, which was announced on October 30, 2018. Our stock repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. All share repurchases were made using cash resources. As of September 30, 2018, approximately $53.5 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the third quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1, 2018 - July 31, 2018	—	$—	—	$80,643,620
August 1, 2018 - August 31, 2018	310,815	$87.47	310,815	$53,458,021
September 1, 2018 - September 30, 2018	—	$—	—	$53,458,021
Total	310,815		310,815

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Offer Letter, between Qualys, Inc. and Sheila Cheung, dated March 8, 2018 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 31, 2018).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

32.3^
Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

^    Exhibits 32.1, 32.2 and 32.3 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 2, 2018.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial officer)

By:	/s/ SHEILA CHEUNG
Name: Sheila Cheung
Title: Chief Accounting Officer
(principal accounting officer)