Form 10-K
period 2018-12-31
QUALYS, INC.
filed 2019-02-27
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $2,395 million based on the last reported sale price of the registrant's common stock on June 30, 2018. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of January 31, 2019 was 39,038,263 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

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

Qualys, the Qualys logo and other trademarks and service marks of Qualys appearing in this Annual Report on Form 10-K are the property of Qualys. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Item 1.	Business
Overview

We are a pioneer and leading provider of a cloud-based platform delivering security and compliance solutions that enable organizations to identify security risks to their information technology (IT) infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys cloud platform (Qualys Cloud Platform) enables our customers to identify and manage their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys Cloud Platform to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.

IT infrastructures are more complex and globally-distributed today than ever before, as organizations of all sizes increasingly rely upon a myriad of interconnected information systems and related IT assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving digital technologies intended to improve organizations’ operations can also increase vulnerability to cyber-attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud-based IT security and compliance solutions delivered in a single platform.

We designed our Qualys Cloud Platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery and management, security assessments, and compliance management for an organization’s IT infrastructure and assets, whether such infrastructure and assets reside inside the organization, on their network perimeter, on endpoints or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale, enabling faster implementation and lower total cost of ownership than traditional on-premises enterprise software products. Our customers, ranging from some of the largest global organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of on-premise assets, endpoints and cloud environments. These solutions and their Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Threat Protection (TP), Continuous Monitoring
(CM), indication of Compromise (IOC), Certificate Assessment (CRA);

•	Compliance Monitoring: Policy Compliance (PC), PCI Compliance (PCI), File Integrity
Monitoring (FIM), Security Configuration Assessment (SCA), Security Assessment Questionnaire (SAQ);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);

•	Global IT Asset Management: Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and

•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security
(CS).

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access each of our cloud solutions. We generally invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from our existing customers as they renew and purchase additional subscriptions.

Our Qualys Cloud Platform is currently used by over 12,200 customers and active users in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased to $278.9 million in 2018 from $230.8 million in 2017 and $197.9 million in 2016. Our VM solutions (including VM, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a majority of our revenues to date, representing 74%, 74% and 76% of total revenues in 2018, 2017 and 2016, respectively. We generated net income of $57.3 million in 2018, $40.4 million in 2017 and $19.2 million in 2016. Total assets as of December 31, 2018 and 2017 were $585.7 million and $537.5 million, respectively.

Our Platform

Our cloud platform consists of a suite of IT security, compliance monitoring, web application security, IT asset management and cloud and container security solutions, which we refer to as the Qualys Cloud Apps, that leverages our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure. We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud platform.

Our cloud platform utilizes physical and virtual sensors, and cloud agents that provide our customers with continuous visibility enabling customers to respond to threats immediately.

The Qualys Cloud Platform automatically gathers and analyzes security and compliance data in a scalable, state-of-the-art backend. The technology underlying our cloud infrastructure enables us to ingest, process, analyze and store a high volume of sensor data coming from our agents, scanners and passive analyzers, and correlate information at very high speeds in a distributed manner for millions of devices.

Qualys Cloud Platform

Unified approach to detection, prevention & response

Integrated Suite of Applications
AI
VM
CM
TP
FIM
PC
PCI
SAQ
IOC
WAS
WAF
SYN
...
Analytics and Reporting Engines
kafka
ORACLE
ceph
elastic
cassandra
redis
Flink
Microservices
Distributed Sensors
Hardware
Virtual
Cloud
Agent
Passive
API
Environments
On-Premises
Endpoints
Cloud

Our cloud platform is delivered to our customers via our shared platform offering from our global data centers, or via our private platform offering, Qualys Private Cloud Platform (PCP), for customers or partners that want the platform to reside within the customer's data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and is physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. We also offer our PCP as a subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software. Additionally, in 2016, we introduced the Private Cloud Platform Appliance (PCPA), an on-premises security and compliance solution packaged in a form-factor for medium-sized companies.

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

The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as IT security, compliance monitoring, web application security, IT asset management and cloud and container security solutions.

From inception through December 31, 2017, we have added the following Cloud Apps: VM, PCI, PC, WAS, WAF, CM, SYN, SAQ, TP, FIM, IOC, AI and SCA. In 2018, we introduced a number of new applications including CS, CI, CSA, CRI and CRA.

We believe that our applications are easy to use and provide our customers with a high level of control because our applications are part of one platform, share a common user interface, utilize the same scanners and agents, access the same collected data, and leverage the same user permissions.

Our customers can subscribe to one or more of our security and compliance Apps based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional Qualys solutions. We offer four editions of our Qualys Cloud Apps: Enterprise for large enterprises, Express for medium-sized businesses, Express Lite for small-sized businesses, and Consulting Edition for consultants, consulting organizations and Managed Service Providers (MSPs).

Many of our customers use multiple Cloud Apps to develop a more complete understanding of their respective environment’s IT security and compliance posture. The Qualys Cloud Platform currently provides the following Cloud Apps to our customers:

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

Continuous Monitoring (CM): Built on top of VM, CM is a next-generation cloud service that can detect network threats and unexpected changes before they turn into breaches. Whenever CM spots an anomaly in a network, it immediately sends targeted, informative alerts to the right people for each situation and each machine. CM tracks what happens throughout public perimeters, internal networks, and cloud environments - anywhere in the world.

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

Certificate Assessment (CRA): CRA continuously assesses certificates and underlying SSL/TLS configurations and vulnerabilities across global IT assets to prevent downtime and outages, and mitigate risks from expired or vulnerable SSL/TLS certificates and configurations. Using a straight-forward methodology, it generates SSL Labs-

caliber certificate grades that allow non-experts to assess often-overlooked server SSL/TLS configurations. CRA also identifies out-of-policy certificates and features a fast and powerful search engine to look for specific certificates, vulnerabilities, configurations and grades. Dynamic dashboards create a holistic and contextual view of a certificate estate, and power automatically created downloadable reports. By continuously correlating certificate and configuration information with vulnerability data, CRA provides remediation prioritization decisions are rooted in accurate, up-to-date, applicable data.

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

Security Configuration Assessment (SCA): SCA provides automatic assessment of IT assets’ configurations using the latest Center for Internet Security (CIS) Benchmarks for operating systems, databases, applications and network devices. SCA provides intuitive workflows for assessing, monitoring, reporting and remediating security-related configuration issues. SCA’s CIS assessments are provided via a web-based user interface and delivered from the Qualys Cloud Platform, enabling centralized management with minimal deployment overhead. SCA users can automatically create downloadable reports and view dashboards.

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

Web Application Security

Web Application Scanning (WAS): WAS continuously discovers and catalogs web applications - including new and unknown ones - and detects vulnerabilities and misconfigurations in web apps and APIs. Scaling to thousands of scans, it conducts incisive, thorough and precise testing of browser-based web apps, mobile app backends, and Internet of things (IoT) services. Its seamless integration with the Qualys Web Application Firewall (WAF) enables verification of attack protection and one click mitigation of vulnerabilities. WAS' powerful API enables integration with other systems and allows teams to detect issues within DevOps environments early in the application development process. Bundled malware detection capability with WAS uses reputational, behavioral, antivirus, and heuristic analyses to identify and alert on malware infecting a user's websites. By Integrating WAS with manual testing tools and bug bounty solutions, customers can build a comprehensive web application vulnerability testing program.

Web Application Firewall (WAF): WAF permits the reduction of application security cost and complexity with a unified platform to prevent any attempt to exploit vulnerabilities. Simple, scalable and adaptive, WAF enables the quick blocking of attacks, prevents disclosure of sensitive information, and controls when and where customer applications are accessed. WAF and WAS work together seamlessly. Customers scan web apps with WAS, deploy one-click virtual patches if needed in WAF, and manage it all from a centralized cloud-based portal. WAF can be deployed in minutes on prem or in the cloud, as a virtual machine or a container, supports load-balancing as well as Transport Layer Security (TLS) offloading, and does not require special hardware.

Global IT Asset Management

Asset Inventory (AI): AI constantly gathers information on all assets, including system and hardware details, running services, open ports, installed software and user accounts. Asset discovery and inventory collection is done through a combination of Qualys network scanners and Cloud Agents, which together collect comprehensive data from on-premises or cloud infrastructure as well as remote endpoints. In order to create consistent and uniform asset data, AI normalizes raw discovery data to standardize every manufacturer name, product name, model and software version using Qualys’ ever-evolving technology catalog as a reference. This catalog automatically extends IT asset inventory with non-discoverable metadata such as hardware and software release dates, end of life dates, and license categories. This new data layer allows teams to detect issues such as unauthorized software, outdated hardware or end-of-life software, which can help properly support and secure critical assets.

CMDB Sync (SYN): SYN is a certified application that synchronizes Qualys AI data with ServiceNow’s Configuration Management system. Device changes are immediately transmitted to the Qualys Cloud Platform and then synchronized with ServiceNow. For customers, this means an end to unidentified and misclassified assets, and to data update delays, all of which increase chances of breaches. SYN provides real-time, comprehensive visibility of IT asset inventories enabling immediate detection of security and compliance risks.

Certificate Inventory (CRI): CRI continuously scans global IT assets from a single console to discover internal and external certificates issued from any certificate authority across all enterprise IT assets, both on premise and in the cloud. By doing so, it provides certificates can be renewed before they expire, which stops certificate-related outages and improves availability. It collects all certificate, vulnerability and configuration data required for certificate inventory and analysis. CRI also reveals how many certificates are out of compliance or do not follow organizational policies for key length, for signature algorithms or for the use of trusted and approved Certificate Authorities through the use of highly customizable dashboards and provides users a comprehensive overview of Qualys SSL Labs-caliber certificate grades for internal and externally facing certificates.

Cloud / Container Security

Cloud Inventory (CI): CI delivers continuous visibility into public cloud accounts. In one single-pane view, it inventories virtual machines, storage buckets, databases, security groups, Access Control Lists (ACLs), Elastic Load Balancers (ELBs) and users - across all regions, multiple accounts and multiple cloud platforms. CI continuously tracks assets and enables users to quickly understand the topography of their cloud environment and uncover the root cause of incidents.

Cloud Security Assessment (CSA): CSA provides a continuous assessment of the security posture of an organization’s cloud resources against misconfigurations, malicious behavior, and nonstandard deployments. CSA evaluates resources against CIS benchmarks and best practices to identify misconfigured storage buckets, security groups, Relational Database Service, exposing data and the resource for public exploitation. CSA correlates host vulnerabilities and compliance data into intelligent insights which allow users to quickly detect risks throughout their complex cloud environments. With CSA, users gain real-time visibility into their up-to-date security and compliance posture of public clouds in one single-pane view.

Container Security (CS): CS delivers container-native visibility and protection throughout the entire lifecycle of containerized applications. It incorporates scanning of container images for software composition and enforcement of hardened container stack configurations for continuous policy compliance, whether the images are on the build machines, in the container registries or in the runtime cluster nodes. CS uses a unique 'layered-in' approach to provide deep visibility into all the application activities and automatically creates a behavior profile, which is enforced on each container for runtime protection. By integrating with CI/CD pipelines and toolchains, CS enables DevSecOps processes and transparent enforcement of security and compliance without compromising the speed and agility of containers and serverless deployment models. This leads to significant cost benefits for enterprises compared to certain legacy security solutions.

Free Services

We also offer organizations of all sizes free security and compliance services based on the Qualys Cloud Platform:

•
Qualys Community Edition automatically gathers and analyzes security and compliance data from hybrid IT environments to provide a complete, continuously updated, and instant view of monitored IT assets on-premises or in the cloud, as well as web apps, from a single-pane-of-glass interface. The Community Edition is limited to one user with data retention for three months.

•
Qualys CloudView continuously discovers and tracks assets and resources across public cloud deployments to provide users both real-time and historical views of cloud inventory. It collects metadata about cloud assets and resources to help users understand the relationships between public cloud assets and resources across different dimensions then discover their threat posture based on those attributes and relationships. CloudView is limited to three accounts per public cloud platform.

•
Qualys CertView inventories and assesses all Internet-facing certificates to generate SSL/TLS configuration grades, identifies the certificate issuer and tracks certificate expirations to help stop expired and expiring certificates from interrupting critical business functions.

Our Growth Strategy

We intend to strengthen our leadership position as a trusted provider of cloud-based security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. From inception through December 31, 2017, we have added the following solutions: VM, PCI, PC, WAS, WAF, CM, SYN, SAQ, TP, FIM, IOC, AI and SCA. In 2018, we introduced a number of new applications, including, CS, CI, CSA, CRI, and CRA.

•
Expand the use of our suite of solutions by our large and diverse customer base. With more than 12,200 customers and active users across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Since typically our customers initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions or choose to adopt additional solutions from our integrated suite of IT security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

•
Drive new customer growth and broaden our global reach. We are pursuing new customers by targeting key accounts, releasing free security and compliance services and expanding both our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions. We intend to expand our relationships with key security consulting organizations, managed security service providers and value added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our Private Cloud offering within their data centers, helping us expand our reach in new markets and new geographies.

•
Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based security and compliance solutions. In 2018, we acquired the software assets of 1Mobility, a Singapore based company, allowing Qualys to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that are compromised or out-of-compliance. In 2018, we also acquired Layered Insight, a provider of container native application protection, delivering insight into container images, adaptive analysis of running containers, and automated enforcement of the container environments.

Our Customers
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2018, we had over 12,200 customers and active users in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2018, 2017 and 2016, no one customer accounted for more than 10% of our revenues. In 2018, 2017 and 2016, 67%, 70% and 71%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

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

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as BT, Deutsche Telekom AG, Fujitsu, DXC Technology, IBM, Insight Technologies, Inc., Optiv Security, Inc., SecureWorks Corp., and Verizon Communications Inc.

For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2018, 2017 and 2016, 41%, 41% and 42%, respectively, of our revenues were generated by channel partners.

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

Customer Support
Qualys Support delivers 24x7x365 day customer technical support from global centers located in Foster City, California; Raleigh, North Carolina; and Pune, India. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for significant professional services. We also offer various training programs as part of our subscriptions to all of our customers. In addition, we leverage the insights drawn from our customers to further improve the functionality of our security and compliance solutions. Our mission is to ensure customer satisfaction and play a critical role in retaining and expanding our customer base.
Research and Development and Operations
We devote significant resources to maintain, enhance and add new functionality to our Qualys Cloud Platform and the integrated suite of solutions that we offer. Our development organization consists of agile engineering teams with substantial security expertise in specific areas of our solutions. In addition to our development teams, we have also built a sophisticated research team focused on identifying threats and developing signatures for vulnerabilities and compliance checks so that we can provide our customers with daily updates and enable them to scan their assets for the latest threats. We conduct our research and development in the United States, France and India, which gives us access to some of the best research and engineering talent in the world. Our focus remains to attract engineering talent as we continue to add new solutions and improve existing ones.
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
Manufacturing Agreement
Our physical appliances are provided by SYNNEX Corporation (SYNNEX), pursuant to a manufacturing services agreement dated March 1, 2011. Under this agreement, SYNNEX manufactures, assembles and tests our physical scanner appliances. This agreement has an initial term of one year, which is automatically renewed for additional one-year terms, unless terminated (i) at any time upon the mutual written agreement of us and SYNNEX, (ii) by either party upon 90 days or more written notice, (iii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iv) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.
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
We compete with both large and small public companies, such as Carbon Black, Inc., FireEye, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc., Symantec Corporation, and Tenable Holdings, Inc., as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., CrowdStrike Inc., Tanium Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

We believe that the principal competitive factors affecting the market for cloud-based security and compliance solutions include product functionality, breadth of product offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. We believe that our suite of solutions generally competes favorably with respect to these factors. However, many of our primary competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do.
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of February 22, 2019, we have sixteen issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean in 2010. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing the Qualys Cloud Platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of December 31, 2018, we had 1,194 full-time employees, including 586 in research and development, 259 in sales and marketing, 231 in operations and customer support and 118 in general and administrative. As of December 31, 2018, we had 418 employees in the United States and 776 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages. As of December 31, 2018, approximately 65% of our employees were located outside the United States, with 54% of our employees located in Pune, India.

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

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.qualys.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's website, www.sec.gov.

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

We derived approximately 74%, 74% and 76% of our revenues from subscriptions to our VM solutions for the years ended December 31, 2018, 2017 and 2016, respectively. In 2015 and prior 10-Q and 10-K filings, we had included all revenues from scanners and credits for prepaid services in our VM solutions revenues. In the fourth quarter of 2016, we changed the methodology to allocate revenues from scanners and credits across our products.

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

•	our effective tax rate;

•	the amount and timing of income tax benefits that we recognize resulting from excess tax benefits related to stock-based compensation;

•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and

•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

Further, the interpretation and application of international laws and regulations in many cases is uncertain, and our legal and regulatory obligations in foreign jurisdictions are subject to frequent and unexpected changes, including the potential for various regulatory or other governmental bodies to enact new or additional laws or regulations or to issue rulings that invalidate prior laws or regulations.

For example, "Brexit" could also lead to further legislative and regulatory changes. A Data Protection Act that substantially implements the European Union’s General Data Protection Regulation has been implemented in the United Kingdom, effective in May 2018. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.

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

We may not be able to anticipate future market needs and opportunities or develop enhancements or new solutions to meet such needs or opportunities in a timely manner or at all. The market for cloud solutions for IT security and compliance continues to evolve, and it is uncertain whether our new solutions will gain market acceptance.

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

Furthermore, diversifying our solutions and expanding into new IT security and compliance markets will require significant investment and planning, require that our research and development and sales and marketing organizations develop expertise in these new markets, bring us more directly into competition with IT security compliance providers that may be better established or have greater resources than we do, require additional investment of time and resources in the development and training of our channel partners and entail significant risk of failure.

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

Additionally, concerns regarding the effects of the "Brexit" decision, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. We have operations, as well as current and potential customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their IT spending.

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

We compete with large and small public companies, such as Carbon Black, Inc., FireEye, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc., Symantec Corporation, and Tenable Holdings, Inc., as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., CrowdStrike Inc., Tanium Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which took full effect on May 25, 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to obtain new customers, manage our existing customer base and expand the sales of our newer solutions. We plan to continue to expand our sales force and make significant investment in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the competitive markets where we do business. Competition for highly skilled personnel is frequently intense and we may not be able to compete for these employees. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.

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

In addition, as of December 31, 2018, approximately 65% of our employees were located outside of the United States, and 54% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2016 to 2018, our revenues grew from $197.9 million to $278.9 million, and our headcount increased from 510 employees at the beginning of 2016 to 1,194 employees as of December 31, 2018. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2018, 2017 and 2016, we derived approximately 41%, 41% and 42%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2018, we incurred approximately 24% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2018, approximately 19% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). The Company accounts for these instruments as either non-designated or cash flow hedges, respectively.

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

As of December 31, 2018, we had sixteen issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area and Pune, India, locations in which we have a substantial presence and need for highly skilled personnel and we may not be able to compete for these employees.

We are required under accounting principles generally accepted in the United States (“U.S. GAAP”) to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation that we might otherwise offer to current or potential employees, thereby potentially harming our ability to attract or retain highly skilled personnel. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information, which could result in a diversion of management's time and our resources.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired 1Mobility on April 1, 2018 and Layered Insight on October 16, 2018. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

We have historically expensed commissions associated with sales of our solutions immediately upon receipt of a subscription order from a customer and generally recognize the revenues associated with such sale over the term of the agreement. Accordingly, our historical operating income in any period may not be indicative of our financial health and future performance. With the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers effective January 1, 2018, we commenced capitalizing our commissions but elected to use the practical expedient in ASC 606 and expense commissions related to contracts with a renewal contract term of one year or less. As a result of the adoption of ASC 606, our future operating results may vary from period to period as our commission expense will not be directly comparable to historical periods.

Through December 2017, we expensed commissions paid to our sales personnel in the quarter in which the related order was received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of ASC 606, our operating results will also fluctuate and not be comparable to historical periods and will continue to fluctuate as we will generally capitalize commissions for new and upsell contracts except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of ASC 606 only included open contracts as of December 31, 2017. Accordingly, we expect our commission expense to grow in future periods as a result of the adoption of ASC 606. Without the adoption of ASC 606, commission expenses would have been $2.5 million higher for the year ended December 31, 2018.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, excess tax benefits from stock-based compensation, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal and state net operating losses, which were $62.4 million as of December 31, 2018. As a result of the Tax Cuts and Jobs Act (“the 2017 Tax Act”), which was enacted by the U.S. federal government on December 22, 2017, our federal tax rate decreased in 2018. Accordingly, our operating results have fluctuated and may not be comparable to historical periods and may continue to fluctuate in the future. Increases in our effective tax rate could harm our operating results.

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

The 2017 Tax Act significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the effects of the 2017 Tax Act may be adjusted within a one-year measurement period from the enactment date of the 2017 Tax Act for items that were previously reported as provisional estimates, or where a provisional estimate could not be made. During 2018, we completed our analysis within the measurement period in accordance with the SEC guidance. The final resolution of provisional amounts relating to the effects of the 2017 Tax Act did not have a material impact to our effective tax rate. However, the U.S. Treasury Department, the IRS, and other standard-setting bodies continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, it may have an adverse effect on our business, financial condition, results of operations, or cash flows in the period such guidance is issued.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2018, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in our actual operating results being different from our guidance, and the differences may be adverse and material.

Concentration of ownership among our existing executive officers, directors and holders of 10% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of December 31, 2018, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 27% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2018, we had approximately 39.0 million shares of our common stock outstanding.

In addition, as of December 31, 2018, there were approximately 1.2 million restricted stock units and options to purchase approximately 3.4 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2018, we had an aggregate of 3.8 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program and in October 2018, we announced an additional $100.0 million stock repurchase program. Although our Board of Directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the year ended December 31, 2018, we repurchased 1,088,899 shares of our common stock for an aggregate purchase price of approximately $85.0 million.

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

Holders of Common Equity

As of January 31, 2019, there were approximately 85 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders(1)	3,429,309	$31.8	3,817,097
Equity compensation plans not approved by security holders	—	$—	—

(1) Equity compensation plans approved by stockholders include the 2000 Equity Incentive Plan, as amended and the 2012 Equity Incentive Plan. Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan, as amended. Following our IPO, we issued securities under our 2012 Equity Incentive Plan.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market and the NASDAQ Computer. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index

* $100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018
Qualys, Inc.	$100.00	$163.35	$143.18	$136.95	$256.82	$323.41
NASDAQ Global Select Market	$100.00	$113.70	$120.64	$129.80	$166.71	$160.58
NASDAQ Computer	$100.00	$119.88	$127.36	$142.99	$198.42	$191.11
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 5, 2018, our Board of Directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 25, 2018, the Company's Board of Directors authorized an additional $100.0 million two-year share repurchase program, which was announced on October 30, 2018 and. Our share repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan. All share repurchases were made using cash resources. As of December 31, 2018, approximately $115.0 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the fourth quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2018 - October 31, 2018	—	$—	—	$153,458,021
November 1, 2018 - November 30, 2018	521,257	$73.86	521,257	$114,959,626
December 1, 2018 - December 31, 2018	—	$—	—	$114,959,626
Total	521,257		521,257

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2018 are not necessarily indicative of operating results to be expected for any other period.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$278,889	$230,828	$197,925	$164,284	$133,579
Income from operations	$50,361	$37,243	$30,107	$24,806	$9,247
Net income	$57,304	$40,440	$19,224	$15,865	$30,244
Net income per share attributable to common stockholders: (1)
Basic	$1.47	$1.08	$0.55	$0.47	$0.92
Diluted	$1.37	$1.01	$0.50	$0.42	$0.81

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$289,166	$288,414	$243,856	$178,966	$127,218
Long-term investments	76,710	67,224	45,725	43,277	39,448
Total assets	585,680	537,525	407,004	323,514	260,024
Deferred revenues, current	164,624	143,186	114,964	98,025	81,147
Deferred revenues, noncurrent	20,423	17,136	15,528	14,564	10,064
Total stockholders’ equity	357,989	343,544	258,413	195,566	151,827

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

Overview

We are a pioneer and leading provider of a cloud-based platform delivering security and compliance solutions that enable organizations to identify security risks to their information technology (IT) infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify and manage their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys Cloud Platform to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of on-premise assets, endpoints and cloud environments. These solutions and their Cloud Apps address and include:

•IT Security: Vulnerability Management (VM), Threat Protection (TP), Continuous Monitoring (CM), Indication
of Compromise (IOC), Certificate Assessment (CRA);

•Compliance Monitoring: Policy Compliance (PC), PCI Compliance (PCI), File Integrity Monitoring (FIM),
Security Configuration Assessment (SCA), Security Assessment Questionnaire (SAQ);

•Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);

•Global IT Asset Management: Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and

•Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

Our VM solutions (including VM, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 74%, 74% and 76% of total revenues in 2018, 2017 and 2016, respectively.

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access each of our cloud solutions. We generally invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from our existing customers as they renew and purchase additional subscriptions.

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2018, we had over 12,200 customers and active users in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2018, 2017 and 2016, approximately 67%, 70% and 71%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

We have had continued revenue growth over the past three years. Our revenues increased from $197.9 million in 2016 to $230.8 million in 2017, and reached $278.9 million in 2018, representing period-over-period increases of $32.9 million and $48.1 million in 2017 and 2018, or 17% and 21%, respectively. We generated net income of $19.2 million in 2016, $40.4 million in 2017, and $57.3 million in 2018.

Key Metric
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Adjusted EBITDA	$112,380	$84,933	$67,966

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for (benefit from) income taxes, (3) depreciation of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation, (6) non-recurring expenses and (7) cash acquisition-related expense that do not reflect ongoing costs of operating the business.

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for each of the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$57,304	$40,440	$19,224
Depreciation of property and equipment	25,136	19,828	16,621
Amortization of intangible assets	3,768	808	373
Interest expense	172	3	26
(Benefit from) provision for income taxes	(1,836)	(1,062)	11,205
EBITDA	84,544	60,017	47,449
Stock-based compensation	30,090	26,961	20,149
Other income, net	(5,279)	(2,138)	(348)
Cash acquisition-related expense(1)	3,025	93	—
One-time tax related expense(2)	—	—	716
Adjusted EBITDA	$112,380	$84,933	$67,966
Percentage of revenues	40%	37%	34%

(1) Relates to compensation expense from the acquisition of NetWatcher and Layered Insight.
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

•
Adjusted EBITDA excludes depreciation of property and equipment and amortization of intangible assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

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

Key Components of Results of Operations

Revenues
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based security and compliance solutions through a unified, web-based interface. Customers generally enter into one-year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers' private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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
Operating Expenses
Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, amortization of intangibles related to acquisitions and overhead allocations. All research and development costs are expensed as incurred, except for capitalized costs related to new products' internal-use software development. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions cost related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to contract renewals. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Provision for Income Taxes

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which were generally similar to the U.S. statutory tax rate. Our effective rate differs from the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation, U.S. federal research and development tax credits, U.S. foreign tax credits, and non-deductible compensation to certain employees.
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
Our benefit from income taxes in 2018 consists of a tax benefit from excess stock-based compensation deductions, as well as from U.S. federal research and development and foreign tax credits. The tax benefit was partially offset by a tax expense for non-deductible compensation of certain employees.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations data:
Revenues	$278,889	$230,828	$197,925
Cost of revenues (1)	66,185	51,580	43,128
Gross profit	212,704	179,248	154,797
Operating expenses:
Research and development (1)	53,255	42,816	36,591
Sales and marketing (1)	70,039	63,855	58,985
General and administrative (1)	39,049	35,334	29,114
Total operating expenses	162,343	142,005	124,690
Income from operations	50,361	37,243	30,107
Other income, net	$5,107	$2,135	$322
Income before income taxes	55,468	39,378	30,429
(Benefit from) provision for income taxes	(1,836)	(1,062)	11,205
Net income	$57,304	$40,440	$19,224

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$2,489	$2,159	$1,858
Research and development	7,961	5,944	5,678
Sales and marketing	4,650	4,755	4,870
General and administrative	14,990	14,103	7,743
Total stock-based compensation	$30,090	$26,961	$20,149

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Year Ended December 31,
	2018	2017	2016
Revenues	100%	100%	100%
Cost of revenues	24	22	22
Gross profit	76	78	78
Operating expenses:
Research and development	19	19	18
Sales and marketing	25	28	30
General and administrative	14	15	15
Total operating expenses	58	62	63
Income from operations	18	16	15
Other income, net	2	1	0
Income before income taxes	20	17	15
(Benefit from) provision for income taxes	(1)	(1)	5
Net income	21%	18%	10%

Comparison of Years Ended December 31, 2018 and 2017
Revenues

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Revenues	$278,889	$230,828	$48,061	21%

Revenues increased $48.1 million in 2018 compared to 2017 due to an increase in the subscriptions from existing customers and new customer subscriptions entered into in 2018. Revenues from customers existing at or prior to December 31, 2017 grew by $36.4 million to $267.2 million during 2018. Subscriptions from new customers added in 2018 contributed $11.7 million to the increase in revenues. Of the total increase of $48.1 million, $23.2 million was from customers in the United States and the remaining $24.9 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions. There was no impact to our revenues as a result of adopting Accounting Standards Codification ("ASC") 606. See in Part II, Item 8 of this Annual Report on Form 10-K Note 4, “Revenue from Contracts with Customers”.

Cost of Revenues

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Cost of revenues	$66,185	$51,580	$14,605	28%
Percentage of revenues	24%	22%
Gross profit percentage	76%	78%

Cost of revenues increased $14.6 million in 2018 compared to 2017, primarily due to an increase in personnel expenses of $4.5 million, driven by additional employees hired to support the continued growth of our business; a $3.1 million increase in amortization expense related to acquired technology resulting from our business acquisitions; a $2.6 million increase in depreciation expense related to additional computer hardware and software; a $1.9 million increase in data center and supplies costs; an increase of $1.3 million in third-party software license

& maintenance expense, resulting from our continued business growth; and $1.2 million increase related to other miscellaneous costs.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Research and development	$53,255	$42,816	$10,439	24%
Percentage of revenues	19%	19%

Research and development expenses increased $10.4 million in 2018 compared to 2017, primarily due to an increase in personnel expenses of $8.5 million, driven by additional employees hired to support the growth of our business; an increase of $0.9 million in consulting & professional services costs; an increase of $0.8 million data center, third-party software license & maintenance expense; and a $1.5 million increase in other miscellaneous costs; partially offset by software capitalization of $1.3 million. We continue to significantly invest in and expand our research and development teams to continuously improve our platform and existing solutions, as well as develop new solutions and capabilities.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$70,039	$63,855	$6,184	10%
Percentage of revenues	25%	28%

Sales and marketing expenses increased $6.2 million in 2018 compared to 2017, primarily due to an increase in personnel expenses of $2.9 million, driven by additional employees hired to support the growth of our business; a $1.7 million increase in acquisition-related compensation expense from Netwatcher; an increase of $1.6 million for trade shows; an increase of $1.2 million in recruiting, consulting and temporary services; an increase of $0.8 million in travel and entertainment expense and a $0.7 million increase in other miscellaneous costs. The increases were partially offset by a decrease of $2.7 million in commission expense, primarily due to the adoption of ASC 606, resulting in us capitalizing commissions on new business and upsells in the year ended December 31, 2018 versus expensing all commissions in the year ended December 31, 2017.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$39,049	$35,334	$3,715	11%
Percentage of revenues	14%	15%

General and administrative expenses increased $3.7 million in 2018 compared to 2017, primarily driven by an increase of $1.8 million in consulting, legal service fees and outside services; an increase of $1.2 million in personnel expenses; an increase of $0.3 million in taxes, fees & penalties, and $0.5 million increase related to other miscellaneous costs.

Total Other Income, Net

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Total other income, net	$5,107	$2,135	$2,972	139%
Percentage of revenues	2%	1%

Total other income, net, increased $3.0 million in 2018 compared to 2017, primarily due to the accretion of purchase discounts from marketable securities balances increasing year over year.

Benefit from Income Taxes

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Benefit from income taxes	$1,836	$1,062	$774	73%
Percentage of revenues	1%	1%

We recorded an income tax benefit of $1.8 million in 2018 as compared to an income tax benefit of $1.1 million in 2017. This was primarily due to an increase in our U.S. federal research and development and foreign tax credits. While the 2017 income tax benefit was driven by greater excess tax benefits from stock based compensation it was offset by $10.4 million of expense from the re-measuring of deferred tax assets and liabilities due to the decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act, enacted into law on December 22, 2017.

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
Total other income (expense), net increased $1.8 million in 2017 compared to 2016, primarily due to an increase in investment income as our cash and investment balances increased year over year.
Provision for Income Taxes

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(1,062)	$11,205	$(12,267)	(109)%
Percentage of revenues	(1)%	5%
We recorded an income tax benefit of $1.1 million in 2017 as compared to an income tax provision of $11.2 million in 2016. This was primarily due to the favorable impact of excess tax benefits from stock-based compensation of $27.1 million due to the adoption of ASU 2016-09 in 2017. This benefit was partially offset by $10.4 million of expense recorded for the re-measuring of deferred tax assets and liabilities due to the decrease in the federal tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act, enacted into law on December 22, 2017.

Liquidity and Capital Resources

At December 31, 2018, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $365.9 million, including $8.0 million of cash held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2018, 2017 and 2016. We believe our existing cash, cash equivalents, short-term and long-term investments, and cash from operations will be sufficient to fund our operations for at least the next twelve months. In 2019 we expect capital expenditures to be in a range of $26.0 million to $31.0 million.

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

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by operating activities	$125,464	$107,646	$69,310
Cash (used in) investing activities	(93,546)	(118,195)	(96,490)
Cash (used in) provided by financing activities	(77,483)	10,403	23,419
Net decrease in cash, cash equivalents and restricted cash	$(45,565)	$(146)	$(3,761)

Cash Flows from Operating Activities

In 2018, cash provided by operating activities of $125.5 million was primarily due to $57.3 million of net income, as adjusted by increases in deferred revenues of $24.7 million, attributable to our continued growth in sales; non-cash items including depreciation and amortization expense of $28.9 million and stock-based compensation expense of $30.1 million; and an increase in accounts payable of $3.5 million and other accrued liabilities of $1.4 million. These increases were partially offset by an increase in accounts receivable of $11.5 million due to the timing of customer payments, and increase in amortization of investment discounts of $1.1 million, and increase in deferred income taxes of $2.5 million and an increase in prepaid and other assets of $5.0 million.

In 2017, cash flows from operating activities of $107.6 million resulted primarily from our net income of approximately $40.4 million, as adjusted by increases in deferred revenues of $29.8 million, attributable to our continued growth in sales; non-cash items including depreciation and amortization expense of $20.6 million and stock-based compensation expense of $27.0 million, and an increase in other noncurrent liabilities of $7.3 million, primarily attributable to deferred rent relating to our office facility. These increases were partially offset by an increase in accounts receivable of $18.0 million due to the timing of customer payments.

In 2016, cash flows from operating activities of $69.3 million resulted primarily from our net income of approximately $19.2 million, as adjusted by an increase in deferred revenues of $17.9 million, attributable to our continued growth in sales; accrued liabilities of $9.7 million; non-cash items including depreciation and amortization expense of $17.0 million and stock-based compensation expense of $20.1 million. These increases were partially offset by the non-cash effect of excess tax benefits from stock-based compensation of $8.7 million, an increase in prepaid expenses and other assets of $2.1 million and an increase in accounts receivable of $4.9 million.

Cash Flows from Investing Activities

In 2018, cash used in investing activities of $93.5 million was primarily attributable to net purchases of investments of $54.6 million and $22.8 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth, and $13.6 million used in connection with our acquisition of Layered Insight and the assets of 1Mobility in addition to $2.5 million for our purchase of an investment in a privately-held company.

In 2017, cash used in investing activities of $118.2 million was primarily attributable to net purchases of investments of $67.9 million and net cash paid in connection with our acquisitions of Nevis Network (India) Private Limited (Nevis) and Defensative, LLC (NetWatcher) of $12.5 million. Additionally, $37.8 million of cash was used for capital expenditures, including the buildout of our new headquarters facility, computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions.

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

Cash Flows from Financing Activities

In 2018, cash used in financing activities of $77.5 million was primarily attributable to $85.0 million of common stock repurchases and $14.9 million of payments related to net share settlement of equity awards, offset by $24.1 million of proceeds from the exercise of stock options.

In 2017, cash provided by financing activities of $10.4 million was primarily attributable to $31.3 million of proceeds from the exercise of stock options, offset by employee payroll taxes paid related to net share settlement of equity awards of $20.9 million.

In 2016, cash provided by financing activities of $23.4 million was primarily attributable to $15.2 million of proceeds from the exercise of stock options and $8.7 million of excess tax benefits from stock-based compensation.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and office equipment. The following table summarizes our contractual cash obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$49,638	$8,173	$13,330	$8,836	$19,299
Purchase order obligations	21,438	17,978	3,460	—	—
Total	$71,076	$26,151	$16,790	$8,836	$19,299

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 2028. The total remaining commitment of $36.4 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, we have provided the landlord with a $1.2 million standby letter of credit to secure our obligations through the end of the lease term, which is classified as restricted cash in the accompanying consolidated balance sheets.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the year ended December 31, 2018, our rent expense under operating lease obligations was $9.9 million.

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
Subscriptions for unlimited scans and certain limited scan arrangements with firm expiration dates are recognized ratably over the period in which the services are performed, generally one year. We recognize revenues on a usage basis for certain other limited scan arrangements, where expiration dates can be extended. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized ratably over the related subscription period due to the terms of the hardware and software subscriptions being commensurate and the customer’s access to our cloud solutions being delivered at the same time or within close proximity to the delivery of the hardware. Costs of shipping and handling charges associated with physical scanner appliances and other computer equipment are included in cost of revenues.
Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date.
We adopted ASC 606, "Revenue from Contracts with Customers" with a date of initial application of January 1, 2018. We adopted ASC 606 using the modified retrospective method and recognized the cumulative effect as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The significant impact of adopting ASC 606 was related to the deferral of sales commission costs for new business and when customers increase their renewal orders (“upsells”). We previously expensed sales commission as incurred. Under ASC 606, sales commissions cost related to new business and upsells are recorded as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. Five years represents the estimated life of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as our own historical data. Applying the practical expedient in ASC 340-40-25-4, we expense commissions related to renewals with a contract term of one year or less. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other noncurrent assets, respectively, in our consolidated balance sheets.
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
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified.

Based on the analysis of positive and negative factors noted above, we do not have a valuation allowance against U.S. federal and certain state deferred tax assets. We believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2018 for our California deferred tax assets. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.
We recognize an income tax expense or benefit with respect to uncertain tax positions in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled after a tax examination has been completed, we must also estimate the likelihood that another taxing authority could review the respective tax position. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, effectively settled issues under audit, the potential for interest and penalties, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains several key tax provisions that impacted the Company, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (transition tax), acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a tax deduction, among others. The Company recognized a provisional income tax expense of $10.4 million in the fourth quarter of 2017, from the re-measurement of certain deferred tax assets and liabilities as a result of the reduction of the federal tax rate, which was included as a component of the income tax provision on our consolidated statement of income. The Company completed its analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no material change to its provisional estimate.
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

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). The Company accounts for these instruments as either non-designated or cash flow hedges, respectively. Open contracts are recorded within prepaid expenses and other current assets or accrued liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense). Any gains or losses from derivatives designated as cash flow hedges are first accumulated in AOCI and then reclassified to revenue when the hedged item impacts the consolidated financial statements.

During the year ended December 31, 2018, the Company began a hedging strategy to reduce its exposure to foreign currency exchange rate fluctuations for forecasted subscription renewals and new orders in both GBP and Euro. We use sell-forward currency contracts accounted for as cash flow hedges against a designated portion of forecasted subscription renewals and new orders. Upon executing a hedging contract and quarterly thereafter, the Company assesses hedge effectiveness using regression analysis. The Company includes time value in its effectiveness testing and the entire change in the value of hedge contracts was recorded as unrealized gains or losses in accumulated other comprehensive income (AOCI) within stockholders’ equity on the Company's consolidated balance sheet as of December 31, 2018. The unrealized gains or losses in AOCI will be reclassified into revenue when the respective hedged transactions affect earnings. As of December 31, 2018, the amount of unrealized gains and losses related to the hedged forecasted transactions reported in AOCI that is expected to be reclassified into revenue within the next 12 months was not material.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, British Pound (GBP), and Indian Rupee, the currencies of countries where we currently have our most significant international operations. A portion of our invoicing is denominated in the Euro, GBP and Japanese Yen. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

The cash flow effects of the Company's derivative contracts for the year ended December 31, 2018 were included within net cash provided by operating activities on its consolidated statements of cash flows. The Company had notional amounts on foreign currency exchange contracts designated as cash flow hedges outstanding of €12.9 million and £4.1 million as of December 31, 2018. The amount of unrealized FX losses on these contracts were recorded in AOCI and are insignificant. For further details, see Part II, Item 8 of this Annual Report on Form10-K Note 1, Summary of Significant Accounting Policies.

Interest Rate Sensitivity

We have $365.9 million in cash, cash equivalents and short-term and long-term investments at December 31, 2018. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Investments consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our investments as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Qualys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.
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
February 27, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Qualys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ GRANT THORNTON LLP
San Jose, California

February 27, 2019

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$41,026	$86,591
Short-term marketable securities	248,140	201,823
Accounts receivable, net of allowance of $683 and $816 at December 31, 2018 and 2017, respectively	75,825	64,412
Prepaid expenses and other current assets	13,974	16,524
Total current assets	378,965	369,350
Long-term marketable securities	76,710	67,224
Property and equipment, net	61,442	58,557
Deferred tax assets, net	26,387	25,066
Intangible assets, net	21,976	12,401
Goodwill	7,225	1,549
Long-term investment	2,500	—
Restricted cash	1,200	1,200
Other noncurrent assets	9,275	2,178
Total assets	$585,680	$537,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,588	$1,144
Accrued liabilities	25,130	21,444
Deferred revenues, current	164,624	143,186
Capital lease, current	1,565	—
Total current liabilities	196,907	165,774
Deferred revenues, noncurrent	20,423	17,136
Other noncurrent liabilities	10,361	11,071
Total liabilities	227,691	193,981
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 39,015,034 and 38,598,117 shares issued and outstanding at December 31, 2018 and 2017, respectively	39	39
Additional paid-in capital	330,572	304,155
Accumulated other comprehensive loss	(586)	(574)
Retained earnings	27,964	39,924
Total stockholders’ equity	357,989	343,544
Total liabilities and stockholders’ equity	$585,680	$537,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$278,889	$230,828	$197,925
Cost of revenues	66,185	51,580	43,128
Gross profit	212,704	179,248	154,797
Operating expenses:
Research and development	53,255	42,816	36,591
Sales and marketing	70,039	63,855	58,985
General and administrative	39,049	35,334	29,114
Total operating expenses	162,343	142,005	124,690
Income from operations	50,361	37,243	30,107
Other income, net:
Interest expense	(172)	(3)	(26)
Interest income	6,080	2,674	1,320
Other expense, net	(801)	(536)	(972)
Total other income, net	5,107	2,135	322
Income before income taxes	55,468	39,378	30,429
(Benefit from) provision for income taxes	(1,836)	(1,062)	11,205
Net income	$57,304	$40,440	$19,224
Net income per share:
Basic	$1.47	$1.08	$0.55
Diluted	$1.37	$1.01	$0.50
Weighted average shares used in computing net income per share:
Basic	38,876	37,443	35,247
Diluted	41,897	40,071	38,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$57,304	$40,440	$19,224
Other comprehensive income (loss):
Available-for-sale marketable securities:
Change in net unrealized loss, net of tax	(261)	(462)	(57)
Reclassification adjustment for net change realized and included in net income, net of tax	289	44	112
Total change in unrealized gain (loss) on marketable securities, net of tax	28	(418)	55
Cash flow hedges:
Change in net unrealized loss, net of tax	(40)	—	—
Other comprehensive (loss) income, net of tax	(12)	(418)	55
Comprehensive income	$57,292	$40,022	$19,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$57,304	$40,440	$19,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,904	20,636	16,994
Bad debt expense	86	657	199
Loss on disposal of property and equipment	9	161	55
Stock-based compensation	30,090	26,961	20,149
Amortization of premiums and accretion of discounts on investments	(1,136)	1,324	1,000
Excess tax benefits from stock-based compensation	—	—	(8,700)
Deferred income taxes	(2,521)	(2,718)	(440)
Changes in operating assets and liabilities:
Accounts receivable	(11,467)	(17,966)	(4,898)
Prepaid expenses and other assets	(4,970)	(53)	(2,107)
Accounts payable	3,515	(454)	(1,220)
Accrued liabilities	1,426	1,485	9,696
Deferred revenues	24,725	29,830	17,903
Other noncurrent liabilities	(501)	7,343	1,455
Net cash provided by operating activities	125,464	107,646	69,310
Cash flows from investing activities:
Purchases of investments	(339,862)	(299,891)	(222,953)
Sales and maturities of investments	285,224	231,996	149,708
Purchases of property and equipment	(22,775)	(37,818)	(23,245)
Business combinations, net of cash acquired	(13,633)	(12,482)	—
Purchase of privately-held investment	(2,500)	—	—
Net cash used in investing activities	(93,546)	(118,195)	(96,490)
Cash flows from financing activities:
Repurchase of common stock	(85,040)	—	—
Proceeds from exercise of stock options	24,053	31,327	15,157
Payments for taxes related to net share settlement of equity awards	(14,879)	(20,924)	(438)
Excess tax benefits from stock-based compensation	—	—	8,700
Principal payments under capital lease obligations	(1,617)	—	—
Net cash provided by (used in) financing activities	(77,483)	10,403	23,419
Net decrease in cash and cash equivalents	(45,565)	(146)	(3,761)
Cash, cash equivalents and restricted cash at beginning of period	87,791	87,937	$91,698
Cash and cash equivalents and restricted cash at end of period	$42,226	$87,791	$87,937
Supplemental disclosures of cash flow information
Cash paid for interest expense	$168	$3	$27
Cash paid for income taxes, net of refunds	2,693	1,584	856
Non-cash investing and financing activities
Business acquisitions recorded in Intangible Assets and Accrued liabilities	4,676	1,000	—
Purchases of property and equipment recorded in accounts payable and accrued liabilities	4,190	2,765	1,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2015	34,414,631	$34	$223,228	$(211)	$(27,485)	$195,566
Net income	—	—	—	—	19,224	19,224
Other comprehensive income, net of tax	—	—	—	55	—	55
Issuance of common stock upon exercise of stock options	1,399,157	2	15,155	—	—	15,157
Issuance of common stock upon vesting of restricted stock units	25,213	—	—	—	—	—
Issuance of common stock in exchange for services	2,000	—	26	—	—	26
Excess tax benefits from stock-based compensation	—	—	8,700	—	—	8,700
Taxes related to net share settlement of equity awards	—	—	(438)	—	—	(438)
Stock-based compensation	—	—	20,123	—	—	20,123
Balances at December 31, 2016	35,841,001	36	266,794	(156)	(8,261)	258,413
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	7,745	7,745
Net income	—	—	—	—	40,440	40,440
Other comprehensive loss, net of tax	—	—	—	(418)	—	(418)
Issuance of common stock upon exercise of stock options	2,997,095	3	31,324	—	—	31,327
Issuance of common stock upon vesting of restricted stock units	217,111	—	—	—	—	—
Taxes related to net share settlement of equity awards	(457,090)	—	(20,924)	—	—	(20,924)
Stock-based compensation	—	—	26,961	—	—	26,961
Balances at December 31, 2017	38,598,117	39	304,155	(574)	39,924	343,544
Adoption of revenue recognition standard	—	—	—	—	2,711	2,711
Net income	—	—	—	—	57,304	57,304
Other comprehensive loss, net of tax	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	1,183,235	1	24,052	—	—	24,053
Repurchase of common stock	(1,088,899)	(1)	(13,064)	—	(71,975)	(85,040)
Issuance of common stock upon vesting of restricted stock units	524,903	—	—	—	—	—
Taxes related to net share settlement of equity awards	(202,322)	—	(14,879)	—	—	(14,879)
Stock-based compensation	—	—	30,308	—	—	30,308
Balances at December 31, 2018	39,015,034	$39	$330,572	$(586)	$27,964	$357,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies
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

Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as well as the instructions to Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, capitalization of internally developed software, stock-based compensation and the provision for income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying consolidated financial statements.

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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2018 and 2017, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cost Method Investments

In the second quarter of fiscal 2018, the Company invested $2.5 million in a privately-held company. The Company used the cost method of accounting to account for the investment because it does not hold a controlling interest in this entity and the Company does not have the ability to exercise significant influence over the entity's operating and financial policies. The investment is included in long term assets on the accompanying consolidated balance sheets. The Company's cost method investment is assessed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded any dividends or other-than-temporary impairment charges related to its cost method investment. The fair value of the investment is not readily available, and there are no quoted market prices for the investment.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. In each of 2018, 2017 and 2016, the Company had no impairment of long-lived assets.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual qualitative assessment for the year ended December 31, 2018 and concluded there was no potential impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performs the annual qualitative assessment in the fourth quarter each fiscal year. There were no such impairment losses during 2018, 2017 or 2016.

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

Certain other intangible assets acquired are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist. The Company’s intangible assets are comprised primarily of existing technology, patent license, and non-competition agreements and are amortized over periods ranging from three to fourteen years on a straight-line basis. As of December 31, 2018, the Company has not written down any of these intangible assets as a result of impairment.

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. Capitalized costs include salaries, benefits, and stock-based compensation charges for

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employees that are directly involved in developing its cloud security platform during the post planning and implementation phases. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. These capitalized costs are included in other noncurrent assets on the accompanying consolidated balance sheets. For 2018, 2017 and 2016, the Company capitalized $1.3 million (of which $0.2 million was stock-based compensation), $0.4 million, and zero of costs related to internally developed software, respectively. As of December 31, 2018 and 2017, unamortized internally developed software costs totaled $1.2 million and $0.3 million, respectively. Amortization of internally developed software is reflected in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). The Company accounts for these instruments as either non-designated or cash flow hedges, respectively. Open contracts are recorded within prepaid expenses and other current assets or accrued liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense). Any gains or losses from derivatives designated as cash flow hedges are first accumulated in other comprehensive income (AOCI) and then reclassified to revenue when the hedged item impacts the consolidated financial statements.

During the year ended December 31, 2018, the Company began a hedging strategy to reduce its exposure to foreign currency exchange rate fluctuations for forecasted subscription renewals and new orders in both GBP and Euro. We use sell-forward currency contracts accounted for as cash flow hedges against a designated portion of forecasted subscription renewals and new orders. Upon executing a hedging contract and quarterly thereafter, the Company assesses hedge effectiveness using regression analysis. The Company includes time value in its effectiveness testing and the entire change in the value of hedge contracts was recorded as unrealized gains or losses in accumulated other comprehensive income (AOCI) within stockholders’ equity on the Company's consolidated balance sheet as of December 31, 2018. The unrealized gains or losses in AOCI will be reclassified into revenue when the respective hedged transactions affect earnings. As of December 31, 2018, the amount of unrealized gains and losses related to the hedged forecasted transactions reported in AOCI that is expected to be reclassified into revenue within the next 12 months was not material.

The cash flow effects of the Company's derivative contracts for the year ended December 31, 2018 were included within net cash provided by operating activities on its consolidated statements of cash flows. The Company had notional amounts on foreign currency exchange contracts designated as cash flow hedges outstanding of €12.9 million and £4.1 million as of December 31, 2018. The unrealized FX losses on these contracts were recorded in AOCI and are insignificant.

At December 31, 2018, the Company had two outstanding non-designated forward contracts with notional amounts of €16.0 million and £6.3 million, respectively, both with the expiry date of January 31, 2019. At December 31, 2017, the Company had two non-designated outstanding forward contracts with notional amounts of €7.0 million and £4.8

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, which expired on January 31, 2018. These forward contracts had insignificant fair value at both December 31, 2018 and 2017. These derivatives were not designated as hedges. These instruments were valued using Level 2 inputs.

The following summarizes the gains (losses) recognized from non-designated forward contracts and other foreign currency transactions:

	Year Ended December 31,
	2018	2017	2016

Net gains (losses) from forward contracts	$543	$(1,665)	$554
Other foreign currency transaction (losses) gains	(1,120)	1,310	(1,324)
Total foreign exchange loss, net	$(577)	$(355)	$(770)

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

Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Customers generally enter into one year renewable subscriptions though some customers do enter into subscriptions with longer terms. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Revenue is recognized when control of these subscription services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its Qualys Cloud Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized over the subscription term.
We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when, or as, we satisfy a performance obligation.

At the inception of a customer contract, we make an assessment as to that customer's ability to pay for the services provided. We assess collectability based on a number of factors, including credit worthiness of the customer along with past transaction history. In addition, we perform periodic evaluations of our customers’ financial condition.

The Company recognizes revenues for certain limited scan arrangements, for which expiration dates can be extended, on an as-used basis.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date.

Costs of shipping and handling charges incurred by the Company associated with physical scanner appliances and other computer equipment are included in cost of revenues.

Sales taxes and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising and promotional materials. The Company incurred advertising costs of $87 thousand, $482 thousand and $124 thousand for 2018, 2017 and 2016, respectively.

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

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or significant assumptions, judgments and estimates to determine its current provision (benefit) for income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against its deferred tax assets. The Company's judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), its possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The anticipating the tax positions the Company will record in the consolidated financial statements before actually preparing and filing the tax returns. The Company's estimates and assumptions may differ from the actual results as reflected in its income tax required adjustments when they are identified or resolved. Changes in the Company's business, tax laws or laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company's results of operations, financial position, or cash flows.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carry-forwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that assets will not be realized. To make this assessment, the Company takes into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains (losses) on available-for-sale investments, net of tax, and derivative financial instruments including our hedging instruments designated as cash flow hedges which are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are re-measured at average exchange rates during the period. Foreign currency re-measurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction losses of $0.6 million, $0.4 million and $0.8 million during 2018, 2017 and 2016, respectively.

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

The Company's financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, including currency spot rates, forward points as well as interest rates and credit rates for discounting. See Note 2 for more information regarding the fair value measurement of the Company's financial instruments.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Company's capital leases, its fair value measurement is based on borrowing rates available to the Company for loans with similar terms and maturities, and in consideration of the Company’s credit risk profile, the carrying value of outstanding capital lease obligations (Note 7) approximates fair value (level 2 within the fair value hierarchy).

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. In computing diluted net income per share, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding stock options. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. The effects of outstanding stock options are excluded from the computation of diluted net income per common share in periods in which the effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018. The Company adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information from the prior period has not been adjusted and continues to be reported under ASC 605. The impact of adopting ASC 606 was related to the deferral of sales commission costs for new business and when customers increase their renewal orders (“upsells”). The Company previously expensed sales commissions as incurred. Under ASC 606, sales commissions cost related to new business and upsells are recorded as an asset. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. Five years represents the estimated life of the customer relationship taking into account factors such as peer estimates of technology lives and customer lives as well as the Company's own historical data. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to its contract renewals. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets, and other noncurrent assets, respectively, in its consolidated balance sheets.

On January 1, 2018, the Company recorded an increase to retained earnings of $2.7 million, which was the net cumulative impact associated with the capitalization of sales commissions. Additionally, the Company recorded a corresponding commission asset balance of $3.5 million and a related deferred tax liability of $0.8 million. There was no impact to the Company's revenues as a result of adopting ASC 606. See Note 4, “Revenue from Contracts with Customers”, for additional information regarding the impact on the Company's consolidated financial statements.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU impacts the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted this ASU in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), to provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The Company adopted this ASU in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The Company adopted this ASU retrospectively in its first quarter of 2018. The Company reclassified restricted cash of $1.2 million for each of the three years ended December 31, 2018, 2017 and 2016, in the consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revises the definition of a business and provides new guidance in evaluating when a set of transferred

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets and activities is a business. The Company adopted this ASU prospectively in its first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Topic 815). This standard expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The Company adopted ASU 2017-12 in the fourth quarter of 2018 and has concluded that the adoption had no impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). This ASU eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the "2017 Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted ASU 2018-02 in the fourth quarter of 2018 and has concluded that the adoption had no impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset and lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements - Leases (Topic 842). This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors - Leases (Topic 842). This update permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. Pursuant to the leasing criteria, most of the Company's leased space and equipment leases will be required to be accounted for as right-of-use assets on the balance sheet with offsetting financing obligations. In the statement of operations, what was formerly rent expense for operating leases will be lease expense; and finance leases will be bifurcated into amortization of right-of-use assets and interest on lease liabilities. The Company plans to adopt the ASU utilizing the current period adjustment method on January 1, 2019 and to record approximately $37.6 million right-of-use assets and a $41.6 million lease liability on its consolidated balance sheet. The amount of the Company's deferred rent as of December 31, 2018 of $4.0 million will be removed upon adoption.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs related to internal-use software. ASU 2018-15 is effective for the Company beginning in the first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 2.	Fair Value of Financial Instruments

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's cash and cash equivalents, short-term investments, and long-term investments consist of the following:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$40,913	$—	$—	$40,913
Money market funds	113	—	—	113
Total	41,026	—	—	41,026
Short-term marketable securities:
Commercial paper	3,237	—	—	3,237
Corporate bonds	30,906	—	(84)	30,822
Asset-backed securities	10,447	—	(15)	10,432
U.S. government agencies	203,734	9	(94)	203,649
Total	248,324	9	(193)	248,140
Long-term marketable securities:
Asset-backed securities	22,945	10	(28)	22,927
U.S. government agencies	18,804	—	(53)	18,751
Corporate bonds	35,322	3	(293)	35,032
Total	77,071	13	(374)	76,710
Total	$366,421	$22	$(567)	$365,876

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$86,500	$—	$—	$86,500
Money market funds	91	—	—	91
Total	86,591	—	—	86,591
Short-term investments:
Commercial paper	12,623	—	(3)	12,620
Corporate bonds	38,425	1	(64)	38,362
U.S. government agencies	151,058	—	(217)	150,841
Total	202,106	1	(284)	201,823
Long-term investments:
Asset-backed securities	4,998	—	(12)	4,986
U.S. government agencies	24,269	—	(54)	24,215
Corporate bonds	38,198	—	(175)	38,023
Total	67,465	—	(241)	67,224
Total	$356,162	$1	$(525)	$355,638

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale securities measured on a recurring basis, excluding cash and money market funds:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$3,237	$—	$3,237
U.S. government agencies	—	222,400	—	222,400
Corporate bonds	—	65,854	—	65,854
Asset-backed securities	—	33,359	—	33,359
Total	$—	$324,850	$—	$324,850

	December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,620	$—	$12,620
U.S. government agencies	—	175,056	—	175,056
Corporate bonds	—	76,385	—	76,385
Asset-backed securities	—	4,986	—	4,986
Total	$—	$269,047	$—	$269,047

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of securities classified as available-for-sale by contractual maturity:

	December 31, 2018
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$3,237	$—	$—	$3,237
U.S. government agencies	203,649	18,751	—	222,400
Corporate bonds	30,822	33,531	1,501	65,854
Asset-backed securities	29,026	4,333	—	33,359
Total	$266,734	$56,615	$1,501	$324,850

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.	Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)
Computer equipment	$93,530	$77,883
Computer software	26,030	20,447
Scanner appliances	15,356	14,325
Furniture, fixtures and equipment	5,814	5,075
Equipment under capital lease	3,503	—
Leasehold improvements	16,439	16,067
Total property and equipment	160,672	133,797
Less: accumulated depreciation and amortization	(99,230)	(75,240)
Property and equipment, net	$61,442	$58,557

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $7.9 million and $6.8 million at December 31, 2018 and 2017, respectively, including assets that have not been placed in service of $1.8 million and $0.9 million, respectively. Other fixed assets not placed in service at December 31, 2018 and 2017 were $3.7 million and $9.6 million, respectively. Depreciation and amortization expense relating to property and equipment was $25.1 million, $19.9 million and 16.6 million for 2018, 2017 and 2016, respectively.

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

NOTE 4.	Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company implemented internal controls to enable the preparation of financial information on adoption. The impact of the standard on the Company's financial statements relates to the Company's accounting for sales commissions. The Company previously expensed sales commissions as incurred. Under ASC 606, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid related to new business and upsells. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to its contract renewals.

As a result of the adoption, the Company recorded an increase to retained earnings of $2.7 million as of January 1, 2018, which was the net cumulative impact associated with the capitalization of sales commissions. Additionally, the Company recorded a corresponding commission asset balance of $3.5 million and a related deferred tax liability of $0.8 million as of January 1, 2018. There was no impact to the Company's revenues as a result of adopting ASC 606.

Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. The Company classifies deferred commissions as current or noncurrent based on the timing of when it expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

noncurrent assets, respectively, in its consolidated balance sheets. Applying the practical expedient in ASC 340-40-25-4, the Company expenses commissions related to its contract renewals that have a contract term of one year or less.

Capitalized costs to obtain contracts, current and noncurrent are as follows (in thousands):

	December 31, 2018	January 1, 2018
Commission asset, current	$1,480	$704
Commission asset, noncurrent	$4,692	$2,819

For the year ended December 31, 2018, the Company recognized $1.2 million of commission expense from amortization of its commission assets. During the same period, there was no impairment loss related to the capitalized costs.
Contract liabilities (deferred revenue) balances are as follows (in thousands):

	December 31, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$152,204	$12,420	$164,624
Deferred revenue, noncurrent	18,286	2,137	20,423
Total	$170,490	$14,557	$185,047

	January 1, 2018
	ASC 606	Operating Leases	Total
Deferred revenue, current	$130,579	$12,607	$143,186
Deferred revenue, noncurrent	15,419	1,717	17,136
Total	$145,998	$14,324	$160,322
The Company records deferred revenue when cash payments are received or due in advance of its performance. The increase in the Company's deferred revenue balances is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by revenue recognized in the period. The Company recognized $141.3 million and $112.7 million of subscription revenue during the year ended December 31, 2018 and December 31, 2017, respectively, for amount that were included in the deferred revenue balance as of December 31, 2017 and December 31, 2016, respectively.

The Company's performance obligation is typically satisfied ratably over the subscription term as its cloud-based offerings are delivered to customers electronically and over time. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. The Company recognizes revenue related to the professional services based on time and materials or completion of milestones stated in the contracts.

As the vast majority of the company’s offerings are subscription based, the company rarely needs to allocate the transaction price to all separate performance obligations. For contracts that include scanners and PCPs, the company recognizes revenue in proportion to the standalone selling prices ("SSP") of the underlying services at contract inception. If a SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and volume purchased in determining the SSP. The Company's transaction prices typically do not include variable consideration and are a fixed amount for a specific period of time, and the majority of contracts are twelve months with certain customers signing longer term deals. In general, the Company does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events. Consideration is fixed at the time of the contract, and governed by the price list to which that particular customer is subject. The Company’s customer and partner-specific pricing is negotiated and agreed upon via individual customer contracts. In some of its contracts, the Company incorporates tiered pricing based on the number of IP addresses the customer can scan. As customers are required to purchase larger quantities to qualify for the lower-priced tiers, the Company does not grant its customers any material rights. When customers increase their purchased quantities, the Company accounts for the additional purchased quantities and related price change prospectively as the pricing does not impact subscription services

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

previously provided. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases and revenue is recognized over the subscription term.

Accounts receivable, net, consists of the following (in thousands):

	December 31, 2018	January 1, 2018
ASC 606 receivables	$71,387	$60,984
Operating lease receivables	5,121	4,244
Less: allowance for doubtful accounts	(683)	(816)
Total accounts receivable, net	$75,825	$64,412

The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2018 (in thousands):

	ASC 606 Expected Revenue	Operating Lease Expected Revenue	Total Expected Revenue
2019	$46,682	$5,067	$51,749
2020	24,608	2,194	26,802
2021	10,730	1,071	11,801
2022	1,111	39	1,150
2023	348	9	357
2024 and thereafter	20	—	20
Total	$83,499	$8,380	$91,879

Revenues allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which include deferred revenue from open contracts and the amounts that will be invoiced and recognized as revenues in future periods. Remaining performance obligations represent the transaction price of firm orders for which service has not been performed and excludes unexercised renewals. The Company applied the short-term contract exemption to exclude the remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company concluded our contracts did not contain a financing component.

Revenues by sales channel are as follows (in thousands):

	Year Ended December 31, 2018
	ASC 606 Revenue	Operating Lease Revenue	Total Revenue
Direct	$148,310	$15,774	$164,084
Partner	106,816	7,989	114,805
Total	$255,126	$23,763	$278,889

Prior periods have not been adjusted under the modified retrospective method.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
	ASC 605 Revenue	Operating Lease Revenue	Total Revenue
Direct	$124,355	$15,484	$139,839
Partner	84,370	6,619	90,989
Total	$208,725	$22,103	$230,828

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

NOTE 5.	Business Combinations

On October 16, 2018, the Company completed the acquisition of Layered Insight ("Layered Insight"), a pioneer and global leader in container native application protection, providing accurate insight into container images, adaptive analysis of running containers, and automated enforcement of the container environment. Total consideration related to the acquisition was $13.4 million, of which $1.6 million is payable in the future subject to terms and conditions of the purchase agreement. All consideration is payable in cash. The Company also agreed to pay up to an additional $4.0 million if the acquired business achieves certain revenue milestones for the annual period ending December 31, 2019. The estimated fair value of these milestone payments was determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. This contingent consideration was included in the component of the purchase price and has been recorded as accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2018 for $1.5 million. In addition to the prior milestone, shareholders of Layered Insight will receive $4.0 million in future payments if certain key employees continue their employment with the Company through December 31, 2019. The second milestone is being accounted for as post combinations services and is being expensed into our consolidated statement of income. The Company accounted for this acquisition as a business combination and allocated $9.6 million of the purchase price to technology-based intangible assets and $5.4 million to goodwill. The acquired intangible asset relating to Layered Insight's developed technology is being amortized over the estimated useful life of approximately four years. Goodwill arising from the Layered Insight acquisition is not deductible for tax purposes.

On April 1, 2018, the Company acquired the assets of 1Mobility Private Limited ("1Mobility"), a Singapore-based company. The acquisition allows the Company to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that are compromised or out-of-compliance. Total purchase consideration was $4.0 million, of which $0.6 million is payable in the future subject to terms and conditions of the purchase agreement. The Company accounted for this transaction as a business combination and allocated $3.7 million of the purchase price to technology-based intangible assets and $0.3 million to goodwill. The acquired intangible assets relating to 1Mobility's developed technology are being amortized over the estimated useful lives of approximately four years. Goodwill arising from the 1Mobility acquisition is deductible for tax purposes over 15 years.

The allocation of the consideration for business combinations completed in 2018 is summarized as follows (in thousands):

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquiree	Purchase Consideration	Net Tangible Assets Acquired/ (liabilities assumed)	Purchased Intangible Assets	Goodwill	Deferred Tax Liability
1Mobility	$4,000	$—	$3,700	$300	$—
Layered Insight	$13,434	$80	$9,600	$5,376	$(1,622)

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

In connection with the NetWatcher acquisition, certain founders of NetWatcher will receive future payments with continued employment at their one year and two-year anniversaries with the Company. These future payments are being recorded as employee compensation expense ratably over the two-year period.

The Company accounted for the acquisition of certain assets of Nevis and Netwatcher as business combinations.

The allocation of the consideration for business combinations completed in the year of 2017 is summarized as follows (in thousands):

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

On January 10, 2019, the Company acquired certain assets of Adya, Inc. ("Adya"), a Delaware corporation. Adya’s technology expands the Company's solutions to help customers administer their critical SaaS applications from one console, save costs on SaaS licenses, set and enforce security policies in one place, and report and audit on all activity with a single tool. The purchase consideration related to the acquisition was $1 million in cash, in addition to $0.2 million and $0.6 million that is payable in the future subject to terms and conditions of the purchase agreement. The acquisition will be accounted for as an asset purchase.

NOTE 6.	Goodwill and Intangible Assets, Net

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist primarily of developed technology and patent licenses in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

During the year ended December 31, 2018, the Company acquired 1Mobility and Layered Insight. These acquisitions resulted in an increase of developed technology intangible assets of $3.7 million and $9.6 million, respectively.

The carrying values of intangible assets as of December 31, 2018 are as follows (in thousands):

				December 31,
				2018
	Weighted Average Lives	Weighted Remaining Average Lives	Cost	Accumulated Amortization	Net Book Value
Developed technology	5 years	4 years	$25,456	$(4,085)	$21,371
Patent licenses	14 years	6 years	1,387	(822)	565
Total intangibles subject to amortization			$26,843	$(4,907)	21,936
Intangible assets not subject to amortization					40
Total intangible assets, net					$21,976

				December 31,
				2017
	Weighted Average Lives	Weighted Remaining Average Lives	Cost	Accumulated Amortization	Net Book Value
Developed technology	5 years	5 years	$14,067	$(2,371)	$11,696
Patent licenses	14 years	7 years	1,388	(723)	665
Total intangibles subject to amortization			$15,455	$(3,094)	12,361
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,401

Intangible assets amortization expense was $3.7 million and $0.7 million for 2018 and 2017, respectively.

As of December 31, 2018, the Company expects amortization expense in future periods to be as follows (in thousands):

2019	$5,856
2020	5,856
2021	5,856
2022	4,202
2023	100
2024 and thereafter	66
Total expected future amortization expense	$21,936

Goodwill, which is not subject to amortization, totaled $7.2 million and $1.5 million as of December 31, 2018, and 2017, respectively.

Changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount
Balance as of December 31, 2016	$317
Goodwill acquired	1,232
Balance as of December 31, 2017	1,549
Goodwill acquired	5,676
Balance as of December 31, 2018	$7,225

NOTE 7.	Commitments and Contingencies

Leases
The Company leases certain computer equipment and its corporate office and data center facilities under non-cancelable operating leases for varying periods through 2028.

The following are the minimum annual lease payments due under operating leases at December 31, 2018 (in thousands):

2019	8,173
2020	7,284
2021	6,046
2022	4,538
2023	4,298
2024 and thereafter	19,299
Total minimum lease payments	$49,638

Rent expense was $9.9 million, $9.6 million and $7.1 million for 2018, 2017 and 2016, respectively. Although certain of the operating lease agreements provide for rent free periods or escalating rent payments over the terms of the leases, rent expense under these agreements is recognized on a straight-line basis over the term of the lease, starting when the Company takes possession of the property from the landlord. As of December 31, 2018 and 2017, the Company has accrued $10.8 million and $9.5 million of deferred rent related to these agreements, which is reflected in accrued liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets.

On October 14, 2016, the Company entered into a lease agreement (included in the table above) for its new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 30, 2028. The remaining total commitment as of December 31, 2018 is $36.4 million and is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, the Company provided the landlord with a $1.2 million standby letter of credit to secure the Company’s obligations through the end of the lease term, which was classified as restricted cash in the accompanying consolidated balance sheets.

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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

Contingencies
The Company regularly licenses technology from various third party licensors. From time to time, the Company is audited by its licensors for compliance with the terms of the license agreements. During the quarter ended March 31, 2018, the Company commenced discussions with one of its vendors with respect to compliance with the terms of the applicable license agreement. During the three months ended June 30, 2018, the audit was completed and the Company reached a resolution with its licensor. Management sufficiently accrued for licensing agreement matters in the first quarter of 2018 and for the year ended December 31, 2018.

NOTE 8.	Stockholders' Equity and Stock-based Compensation

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2018 as follows:

Options and RSUs outstanding under equity incentive plans
2000 Equity Incentive Plan	244,652
2012 Equity Incentive Plan	4,477,717
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan	3,817,097
Total shares reserved for future issuance	8,539,466

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2018, and 2017, there were no issued or outstanding shares of preferred stock.

Stock Options

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (the 2012 Plan) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participant's incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares equivalent to up to 11,791,179 shares of common stock as of December 31, 2018. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the Board of Directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the Board of Directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated. As of December 31, 2018, 3,817,097 shares were available for grant under the 2012 Plan.

2000 Equity Incentive Plan

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-based Compensation

Stock-based compensation included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenues	$2,489	$2,159	$1,858
Research and development	7,961	5,944	5,678
Sales and marketing	4,650	4,755	4,870
General and administrative	14,990	14,103	7,743
Total stock-based employee compensation	$30,090	$26,961	$20,149

Stock-based compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from those estimates.

As of December 31, 2018, the Company had $13.8 million of total unrecognized employee compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.1 years.
The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	4.5 to 5.0	5.1 to 5.5	5.0 to 5.9
Volatility	45% to 47%	47% to 49%	45% to 49%
Risk-free interest rate	2.5% to 3.0%	1.8% to 2.0%	1.1% to 1.3%
Dividend yield	—	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. Prior to the third quarter of 2017, volatility was based on a combination of the historical volatility of the Company and of several public entities that are similar to the Company. The Company based volatility on this combination because it did not have sufficient historical transactions in its own shares on which to solely base expected volatility. Beginning in the third quarter of 2017, the volatility was estimated using the historical volatility derived from the Company's common stock. The Company has not historically declared any dividends and does not expect to in the future.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Employee Stock-based Compensation

The Company records compensation representing the fair value of stock options granted to non-employees. Stock-based non-employee compensation was $0.4 million, $0.9 million and $0.7 million for 2018, 2017 and 2016, respectively. Non-employee stock-based compensation is recognized over the vesting periods of the options. The value of options granted to non-employees is re-measured as they vest over a performance period.

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2015	7,579,058	$16.88	5.9	$131,345
Granted	2,120,633	$26.64
Exercised	(1,399,157)	$10.83
Canceled	(772,854)	$31.57
Balance as of December 31, 2016	7,527,680	$19.25	6.0	$101,717
Granted	408,225	$40.82
Exercised	(2,997,095)	$11.05
Canceled	(442,919)	$33.29
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Granted	366,786	$79.79
Exercised	(1,183,235)	$20.33
Canceled	(250,133)	$39.61
Balance as of December 31, 2018	3,429,309	$31.79	6.4	$149,935
Vested and expected to vest - December 31, 2018	3,230,498	$30.27	6.2	$145,521
Exercisable - December 31, 2018	2,459,936	$25.27	5.7	$121,696
The following table summarizes the outstanding and vested stock options at December 31, 2018:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$2.80 - $12.68	376,405	$8.58	3.1	376,405	$8.58
$13.50 - $25.17	474,527	$21.70	5.4	412,956	$21.18
$25.56 - $25.56	886,676	$25.56	7.3	587,978	$25.56
$26.86 - $26.86	427,997	$26.86	5.1	427,997	$26.86
$30.58 - $34.97	372,331	$31.78	6.2	307,743	$31.54
$36.25 - $40.15	391,568	$37.78	7.2	225,200	$37.53
$40.68 - $59.95	213,744	$49.97	7.6	121,460	$45.16
$76.21 - $76.21	101,125	$76.21	9.8	—	$—
$78.85 - $78.85	78,550	$78.85	9.3	93	$78.85
$95.10 - $95.10	106,386	$95.10	9.5	104	$95.10
	3,429,309	$31.79	6.4	2,459,936	$25.27

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of the Company’s stock options granted during 2018, 2017 and 2016 was $33.05, $18.03 and $11.12, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2018, 2017 and 2016 was $12.1 million, $7.4 million and $23.6 million, respectively.
The intrinsic value of options exercised was $71.7 million, $92.1 million and $25.0 million during 2018, 2017 and 2016, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock
The terms and conditions of RSUs include vesting criteria and timing are set by the Board of Directors. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	47,500	$37.28
Granted	681,350	$28.52
Vested	(39,998)	$27.49
Cancelled	(101,519)	$31.12
Balance as of December 31, 2016	587,333	$28.85
Granted	1,326,849	$42.69
Vested	(368,367)	$33.52
Cancelled	(135,227)	$32.04
Balance as of December 31, 2017	1,410,588	$40.34
Granted	548,245	$75.44
Vested	(525,375)	$39.87
Cancelled	(206,575)	$43.43
Balance as of December 31, 2018	1,226,883	$55.71
Outstanding and expected to vest - December 31, 2018	898,637	$54.67
As of December 31, 2018, the Company had $54.3 million of unrecognized compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.7 years.
On December 21, 2018, the Board of Directors granted an award of time-based and performance-based restricted stock units to the Company’s Chairman and Chief Executive Officer, Philippe Courtot. The compensation committee of the Board, in consultation with its independent compensation consultant, designed these awards so that greater than 50% of this compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value.
The first portion of the award consists of 56,250 time-based stock restricted stock units that will vest in 16 quarterly increments beginning on January 1, 2019, assuming continued service through each applicable vesting date. The second portion of the award consists of 33,089 performance-based restricted stock units that vest based on achievement of goals related to revenue growth for a three-year period from January 2019 through December 2021 and adjusted EBITDA margin for the 2021 fiscal year, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified. The third portion of the award consists of 33,088 performance-based restricted stock units that will vest in 3 increments based on the achievement of goals related to revenue growth and adjusted EBITDA margin for each of the 2019, 2020, and 2021 fiscal years, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified for the relevant increment. If Mr. Courtot’s employment (a) is terminated by reason of death or disability or (b) is terminated by the Company for reasons other than cause or good reason within 12 months following a change in control (a “double trigger” termination),

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

then 100% of any unvested portions of the award will vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company.
The Company will account for these awards as share-based compensation with multiple performance conditions. and will recognize compensation cost when it is probable that the performance conditions are met. The Company will assess these conditions on a quarterly basis. As of December 31, 2018, no stock-based compensation cost for these awards has been recognized.

Share Repurchase Program
On February 5, 2018, the Company's Board of Directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. The Company's share repurchases may be effected from time to time through open market purchases. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess of the cost of treasury stock that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to retained earnings.
On October 25, 2018, the Company's Board of Directors authorized an additional $100.0 million two-year share repurchase program, which was announced on October 30, 2018.
During the year ended December 31, 2018, the Company repurchased 1,088,899 shares of its common stock for approximately $85.0 million. All share repurchases were made using cash resources. As of December 31, 2018, approximately $115.0 million remained available for share repurchases pursuant to the Company's share repurchase program.

401(k) Plan
The Company’s 401(k) Plan (the “401(k) Plan”) was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. During the years ended December 31, 2018, 2017 and 2016, the Company made contributions to the 401(k) Plan of $1.2 million, and $1.1 million, respectively.

NOTE 9.	Other Expense, Net
Other expense, net consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Foreign exchange losses	$(577)	$(355)	$(770)
Other expense	(224)	(181)	(202)
Other expense, net	$(801)	$(536)	$(972)

NOTE 10.	Income Taxes

The Company’s geographical breakdown of income before income taxes is as follows:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$50,010	$34,914	$28,982
Foreign	5,458	4,464	1,447
Income before income taxes	$55,468	$39,378	$30,429

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Current
Federal	$(90)	$22	$8,334
State	62	23	1,125
Foreign	1,988	1,471	963
Total current provision	1,960	1,516	10,422
Deferred
Federal	(3,449)	(1,650)	611
State	21	(996)	126
Foreign	(368)	68	46
Total deferred (benefit) provision	(3,796)	(2,578)	783
Total (benefit from) provision for income taxes	$(1,836)	$(1,062)	$11,205

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes	(1.9)	(2.1)	2.1
Stock-based compensation	(20.4)	(58.1)	2.4
Foreign source income	(0.2)	(0.2)	0.9
Change in valuation allowance	4.4	2.8	1.3
Federal rate adjustment (due to 2017 Tax Act)	—	26.4	—
Federal and state research and development credit	(6.7)	(5.3)	(3.6)
Other	0.5	(1.2)	(1.3)
(Benefit from) provision for income taxes	(3.3)%	(2.7)%	36.8%
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains several key tax provisions that impact the Company, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (transition tax), acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The Company recognized a provisional income tax expense of $10.4 million in the fourth quarter of 2017, from the re-measurement of certain deferred tax assets and liabilities as a result of the reduction of the federal tax rate, which was included as a component of the income tax provision on our consolidated statement of income. The Company completed its analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no material change to its provisional estimate.
Deferred Income Taxes

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$11,250	$8,947
Research and development credit carryforwards	16,901	11,493
Foreign tax credit carryforwards	2,209	1,149
Accrued liabilities	2,723	1,470
Deferred revenues	4,200	3,416
Intangible assets	—	405
Stock-based compensation	6,975	7,135
Other	174	196
Gross deferred tax assets	44,432	34,211
Valuation allowance	(9,100)	(5,773)
Net deferred tax assets	35,332	28,438
Deferred tax liabilities
Fixed assets	(8,161)	(3,372)
Intangible assets	(784)	—
Total deferred tax liabilities	(8,945)	(3,372)
Net deferred tax assets	$26,387	$25,066
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2018. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $9.1 million against such deferred tax assets. The valuation allowance increased by $3.3 million and $2.1 million during the years ended December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $48.4 million and $14.0 million, respectively, available to reduce federal and state taxable income. Federal net operating losses begin to expire in 2021, and state net operating losses begin to expire in 2022. Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2018, the Company had $12.2 million of federal and $10.9 million of state research and development credit carryforwards, respectively. Federal research and development credits begin to expire in 2022. State research and development credits do not expire. As of December 31, 2018, the Company had foreign tax credit carryforwards of $2.2 million which begin to expire in 2024.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2018	2017	2016

Unrecognized tax benefits beginning balance	$5,112	$4,071	$3,506
Gross increase for tax positions of prior years	279	66	2
Gross decrease for tax positions of prior years	(227)	—	(15)
Gross increase for tax positions of current year	1,399	1,101	659
Lapse of statute of limitations	(157)	(126)	(81)
Total unrecognized tax benefits	$6,406	$5,112	$4,071
The unrecognized tax benefits, if recognized, would impact the income tax provision by $3.5 million, $2.8 million and $2.4 million as of December 31, 2018, 2017 and 2016, respectively. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. As of December 31, 2018, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2018, 2017 and 2016.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2001 through 2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. As of December 31, 2018, the Company was not under examination by the Internal Revenue Service, foreign, or any major state tax jurisdiction.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. A determination of the unrecognized deferred tax liability related to this basis difference is not practicable because of the complexities of the calculation.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$185,887	$162,681	$139,743
Foreign	93,002	68,147	58,182
Total revenues	$278,889	$230,828	$197,925

Property and equipment, net, by geographic area, are as follows:

	December 31,
	2018	2017
	(in thousands)
United States	$59,222	$50,785
Foreign	2,220	7,772
Total property and equipment, net	$61,442	$58,557

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Numerator:
Net income - basic and diluted	$57,304	$40,440	$19,224

Denominator:
Weighted-average shares used in computing net income per share - basic	38,876	37,443	35,247
Effect of potentially dilutive securities:
Common stock options	2,401	2,262	3,052
RSUs	620	366	70
Weighted-average shares used in computing net income per share - diluted	41,897	40,071	38,369
Net income per share:
Basic	$1.47	$1.08	$0.55
Diluted	$1.37	$1.01	$0.50

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Common stock options	177	742	3,241
RSUs	22	71	24

NOTE 13.	Selected Quarterly Financial Information (Unaudited)

The following table shows a summary of the Company's quarterly financial information for each of the quarters in the two-year period ended December 31, 2018:

	Three Months Ended
	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018
	(unaudited)
	(in thousands, except per share data)
Revenues	$53,121	$55,302	$59,490	$62,915	$64,878	$68,153	$71,658	$74,200
Income from operations	7,656	9,009	10,849	9,729	8,406	10,895	18,117	12,943
Other income, net	453	360	671	652	1,245	884	1,116	1,862
Income before income taxes	8,109	9,369	11,520	10,381	9,651	11,779	19,233	14,805
Net income	21,930	7,202	8,452	2,857	9,142	10,293	23,469	14,400
Net income per share:
Basic	$0.60	$0.19	$0.22	$0.07	$0.24	$0.26	$0.60	$0.37
Diluted	$0.56	$0.18	$0.21	$0.07	$0.22	$0.24	$0.56	$0.35

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2018	$816	$85	$(218)	$683
Year Ended December 31, 2017	$702	$657	$(543)	$816
Year Ended December 31, 2016	$769	$199	$(266)	$702

(1) Primarily represents write-offs of uncollectible accounts, net of recoveries.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(b) Exhibits

			Incorporated by Reference
Exhibit		Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1		Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2		Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1		Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

10.1*		2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*		2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*		Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*		Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.5*		Offer Letter, between Qualys, Inc. and Melissa B. Fisher, dated April 15, 2016.		8-K	001-35662	10.1	May 2, 2016

10.6*		Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.7*		Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.8		Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

10.9*		Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

10.10*†		Qualys, Inc. 2016 Corporate Bonus Plan, as amended.		10-Q	001-35662	10.3	August 4, 2016

10.11		Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.12†		Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.13†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

10.14*		Offer Letter, between Qualys, Inc. and Sheila Cheung, dated March 8, 2018		8-K	001-35662	10.1	July 31, 2018

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.3
Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
			X

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
			X

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
			X

32.3
Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 27, 2019.

QUALYS, INC.

By:	/s/ PHILIPPE F. COURTOT
Philippe F. Courtot
Chairman, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2019
Philippe F. Courtot

/s/ MELISSA B. FISHER	Chief Financial Officer (principal financial and accounting officer)	February 27, 2019
Melissa B. Fisher

/s/ SHEILA W. CHEUNG	Vice President of Finance; Corporate Controller (Principle Accounting Officer)	February 27, 2019
Sheila W. Cheung

/s/ SANDRA E. BERGERON	Director	February 27, 2019
Sandra Bergeron

/s/ JEFFREY P. HANK	Director	February 27, 2019
Jeffrey P. Hank

/s/ GENERAL PETER PACE	Director	February 27, 2019
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 27, 2019
Kristi M. Rogers

/s/ PATRICIA HATTER	Director	February 27, 2019
Patricia Hatter

/s/ JASON REAM	Director	February 27, 2019
Jason Ream