Form 10-Q
period 2019-03-31
QUALYS, INC.
filed 2019-05-03
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

(650) 801-6100
(Registrant’s telephone number, including area code)
__________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.001 par value per share	QLYS	NASDAQ Stock Market

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

The number of shares of the Registrant's common stock outstanding as of April 30, 2019 was 39,158,096.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$93,127	$41,026
Short-term marketable securities	205,009	248,140
Accounts receivable, net of allowance of $653 and $683 as of March 31, 2019 and December 31, 2018, respectively	67,863	75,825
Prepaid expenses and other current assets	16,538	13,974
Total current assets	382,537	378,965
Long-term marketable securities	96,322	76,710
Property and equipment, net	60,486	61,442
Operating leases - right of use asset	29,604	—
Deferred tax assets, net	24,653	26,387
Intangible assets, net	21,356	21,976
Goodwill	7,325	7,225
Restricted cash	1,200	1,200
Other noncurrent assets	12,658	11,775
Total assets	$636,141	$585,680
Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$566	$5,588
Accrued liabilities	32,017	25,130
Deferred revenues, current	174,452	164,624
Finance lease, current	1,153	1,565
Total current liabilities	208,188	196,907
Deferred revenues, noncurrent	20,450	20,423
Operating lease liability, noncurrent	33,589	—
Other noncurrent liabilities	511	10,361
Total liabilities	262,738	227,691
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 39,133,832 and 39,015,034 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	338,566	330,572
Accumulated other comprehensive income (loss)	310	(586)
Retained earnings	34,488	27,964
Total stockholders’ equity	373,403	357,989
Total liabilities and stockholders’ equity	$636,141	$585,680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$75,343	$64,878
Cost of revenues	17,709	15,901
Gross profit	57,634	48,977
Operating expenses:
Research and development	15,837	12,553
Sales and marketing	17,315	16,233
General and administrative	10,431	11,785
Total operating expenses	43,583	40,571
Income from operations	14,051	8,406
Other income (expense), net:
Interest expense	(42)	(38)
Interest income	2,051	1,090
Other income (expense), net	(223)	193
Total other income, net	1,786	1,245
Income before income taxes	15,837	9,651
Provision for income taxes	2,571	509
Net income	$13,266	$9,142
Net income per share:
Basic	$0.34	$0.24
Diluted	$0.32	$0.22
Weighted average shares used in computing net income per share:
Basic	39,109	38,789
Diluted	41,546	41,934

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$13,266	$9,142
Other comprehensive income (loss):
Available-for-sale marketable securities:
Change in net unrealized gain (loss) on marketable securities, net of tax	655	(407)
Reclassification adjustment for net realized gain included in net income, net of tax	28	16
Total change in unrealized gain (loss) on marketable securities, net of tax	683	(391)
Cash flow hedges:
Change in net unrealized gain, net of tax	213	—
Other comprehensive income (loss), net of tax	896	(391)
Comprehensive income	$14,162	$8,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,266	$9,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,935	7,043
Loss on disposal of property and equipment	105	7
Stock-based compensation	8,445	8,891
Amortization of premiums and accretion of discounts on marketable securities	(580)	36
Deferred income taxes	1,643	140
Changes in operating assets and liabilities:
Accounts receivable	7,962	14,538
Prepaid expenses and other assets	(3,194)	(2,341)
Accounts payable	(1,374)	(302)
Accrued liabilities	316	4,577
Deferred revenues	9,855	2,330
Other non-current liabilities	(32)	(1,072)
Net cash provided by operating activities	44,347	42,989
Cash flows from investing activities:
Purchases of marketable securities	(66,224)	(72,176)
Sales and maturities of marketable securities	91,046	40,080
Purchases of property and equipment	(8,608)	(5,985)
Business combinations	(850)	—
Net cash provided by (used in) investing activities	15,364	(38,081)
Cash flows from financing activities:
Repurchase of common stock	(7,871)	(1,481)
Proceeds from exercise of stock options	4,047	7,933
Payments for taxes related to net share settlement of equity awards	(3,367)	(4,030)
Principal payments under finance lease obligations	(419)	(747)
Net cash (used in) provided by financing activities	(7,610)	1,675
Net increase in cash, cash equivalents and restricted cash	52,101	6,583
Cash, cash equivalents and restricted cash at beginning of period	42,226	87,791
Cash, cash equivalents and restricted cash at end of period	$94,327	$94,374

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	38,598,117	$39	$304,155	$(574)	$39,924	$343,544
Adoption of revenue recognition standard	—	—	—	—	2,711	2,711
Net income	—	—	—	—	9,142	9,142
Other comprehensive loss, net of tax	—	—	—	(391)	—	(391)
Issuance of common stock upon exercise of stock options	285,997	—	7,933	—	—	7,933
Repurchase of common stock	(21,288)	—	(255)	—	(1,226)	(1,481)
Issuance of common stock upon vesting of restricted stock units	94,866	—	—	—	—	—
Taxes related to net share settlement of equity awards	—	—	(4,030)	—	—	(4,030)
Stock-based compensation	—	—	8,891	—	—	8,891
Balances at March 31, 2018	38,957,692	39	316,694	(965)	50,551	366,319

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	39,015,034	$39	$330,572	$(586)	$27,964	$357,989
Net income	—	—	—	—	13,266	13,266
Other comprehensive income, net of tax	—	—	—	896	—	896
Issuance of common stock upon exercise of stock options	152,164	—	4,047	—	—	4,047
Repurchase of common stock	(94,090)	—	(1,129)	—	(6,742)	(7,871)
Issuance of common stock upon vesting of restricted stock units	99,601	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38,877)	—	(3,367)	—	—	(3,367)
Stock-based compensation	—	—	8,443	—	—	8,443
Balances at March 31, 2019	39,133,832	39	338,566	310	34,488	373,403

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2019 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

comprehensive income (AOCI) and then reclassified to revenue when the hedged item impacts the consolidated financial statements.

The cash flow effects of the Company's derivative contracts for the three months ended March 31, 2019 were included within net cash provided by operating activities on its condensed consolidated statements of cash flows. The Company had notional amounts on foreign currency exchange contracts designated as cash flow hedges outstanding of €17.7 million and £8.0 million as of March 31, 2019. The unrealized foreign exchange losses on these contracts were recorded in AOCI and are insignificant. The Company has no hedges designated as cash flow hedges in the prior year's quarter ending March 31, 2018.

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

The Company has performance-based awards and accounts for these awards as share-based compensation with multiple performance conditions. The Company assesses these conditions on a quarterly basis and for the three months ended March 31, 2019, the Company recorded approximately $0.3 million of stock-based compensation cost for these awards.

For performance-based vesting RSUs, the Company records compensation expense for only the performance milestones that are probable of being achieved, with such expense recorded on a straight-line basis over the expected vesting period. The Company reassesses performance-based estimates each reporting period and, if the estimated service period changes, the Company recognizes all remaining compensation expense over the remaining service period and, if the probability of achievement changes to or from “probable,” the Company recognizes the cumulative effect.

Internally Developed Software Costs

The Company capitalizes certain costs incurred to develop new internal-use software. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the application development stage. These capitalized costs are included in other noncurrent assets on the accompanying condensed consolidated balance sheets. Such costs are amortized on a straight-line basis over its estimated useful life of three years. Amortization of internally developed software is recorded to cost of revenues. Capitalization of internally developed software cost was $0.2 million for the three months ended March 31, 2019. Unamortized cost for capitalized internally developed software was $1.4 million at March 31, 2019 and $1.2 million at December 31, 2018. Amortization expense for capitalized internally developed software was insignificant for the three months ended March 31, 2019. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Cost Method Investments
In the second quarter of fiscal 2018, the Company invested $2.5 million in a privately-held company. The Company used the cost method of accounting to account for the investment because the Company does not hold a controlling interest in this entity and does not have the ability to exercise significant influence over the entity's operating and financial policies. The investment is included in long term assets on the accompanying condensed consolidated balance sheets. The Company's cost method investment is assessed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded any dividends or other-

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

than-temporary impairment charges related to its cost method investment. The fair value of the investment is not readily available, and there are no quoted market prices for the investment.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset and lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements - Leases (Topic 842). This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to the leasing criteria, most of the Company's leased space and equipment leases will be required to be accounted for as right-of-use assets on the balance sheet with offsetting financing obligations. In the statement of operations, what was formerly rent expense for operating leases will be lease expense; and finance leases will be bifurcated into amortization of right-of-use assets and interest on lease liabilities. The Company adopted the ASU utilizing the current period adjustment method on January 1, 2019, and recognized an ROU asset of $30.8 million and a lease liability of $41.6 million on its condensed consolidated financial statements. As of December 31, 2018, $3.9 million of deferred rent and $6.9 million related to tenant improvement allowance was removed upon adoption. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). This ASU eliminates the stranded tax effects in other comprehensive income resulting from the Tax Cuts and Jobs Act (the "2017 Tax Act”). Because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted ASU 2018-02 in the fourth quarter of 2018. The adoption of this ASU did not have an impact on the Company's condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this guidance during the three months ended March 31, 2019. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This ASU is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This ASU must be applied on a prospective basis. The Company has adopted this ASU during the three months ended March 31, 2019 and the adoption did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company measures and reports certain cash equivalents, marketable securities, derivative foreign currency forward contracts and commitments associated with prior business combinations at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. The estimated fair value of commitments from prior acquisitions are determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. During the quarter ended March 31, 2019, management estimated the fair value of such commitments to be zero.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, and marketable securities consist of the following:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$93,070	$—	$—	$93,070
Money market funds	57	—	—	57
Total	93,127	—	—	93,127
Short-term marketable securities:
Corporate bonds	38,990	—	(77)	38,913
Asset-backed securities	9,868	—	—	9,868
U.S. government agencies	156,216	39	(27)	156,228
Total	205,074	39	(104)	205,009
Long-term marketable securities:
Asset-backed securities	37,588	79	(4)	37,663
U.S. government agencies	31,212	139	(19)	31,332
Corporate bonds	27,279	86	(38)	27,327
Total	96,079	304	(61)	96,322
Total	$394,280	$343	$(165)	$394,458

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$40,913	$—	$—	$40,913
Money market funds	113	—	—	113
Total	41,026	—	—	41,026
Short-term marketable securities:
Commercial paper	3,237	—	—	3,237
Corporate bonds	30,906	—	(84)	30,822
Asset-backed securities	10,447	—	(15)	10,432
U.S. government agencies	203,734	9	(94)	203,649
Total	248,324	9	(193)	248,140
Long-term marketable securities:
Asset-backed securities	22,945	10	(28)	22,927
U.S. government agencies	18,804	—	(53)	18,751
Corporate bonds	35,322	3	(293)	35,032
Total	77,071	13	(374)	76,710
Total	$366,421	$22	$(567)	$365,876

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the changes to accumulated other comprehensive loss for the three months ended March 31, 2019 (in thousands):

Unrealized (Loss) Gain, net
Balance at December 31, 2018	$(545)
Change in net unrealized loss on available-for-sale marketable securities, net of tax	655
Amounts reclassified for net realized gain included in net income, net of tax	28
Other comprehensive income, net of tax	683
Balance at March 31, 2019	$138

The following table sets forth by level within the fair value hierarchy the fair value of the Company's available-for-sale marketable securities measured on a recurring basis, excluding cash and money market funds:

	March 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
U.S. government agencies	—	187,560	—	187,560
Corporate bonds	—	66,240	—	66,240
Asset-backed securities	—	47,531	—	47,531
Total	$—	$301,331	$—	$301,331

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$3,237	$—	$3,237
U.S. government agencies	—	222,400	—	222,400
Corporate bonds	—	65,854	—	65,854
Asset-backed securities	—	33,359	—	33,359
Total	$—	$324,850	$—	$324,850

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of marketable securities classified as available-for-sale by contractual, or effective, maturity:

	March 31, 2019
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
U.S. government agencies	156,228	16,736	14,596	187,560
Corporate bonds	38,913	24,825	2,502	66,240
Asset-backed securities	29,336	8,439	9,756	47,531
Total	$224,477	$50,000	$26,854	$301,331

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

At March 31, 2019, the Company had eight outstanding forward contracts with notional amounts of €13.0 million and £5.4 million, respectively. These contracts did not meet the criteria to be designated as cash flow hedges and were valued using Level 2 inputs.

At March 31, 2019, the Company had 24 open contracts with notional amounts that were designated as cash flow hedges of €17.7 million and £8.0 million, respectively. The unrealized FX gains on these contracts were recorded in AOCI for $0.2 million, net of tax.

At December 31, 2018, the Company had two outstanding non-designated forward contracts with notional amounts of €16.0 million and £6.3 million, respectively, both with the expiry date of January 31, 2019.

At December 31, 2018, the Company had two outstanding forward contracts with notional amounts of €12.9 million and £4.1 million, respectively. These derivatives met the criteria to be designated as cash flow hedges and were valued using Level 2 inputs. The unrealized foreign currency losses on these contracts were recorded in AOCI and were insignificant.

The following summarizes the gains (losses) recognized in other income (expense), net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net loss from forward contracts	$(331)	$(578)
Other foreign currency transactions gain	171	810
Total foreign exchange loss, net	$(160)	$232

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Computer equipment	$98,537	$93,530
Computer software	26,041	26,030
Furniture, fixtures and equipment	5,907	5,814
Finance leases - right of use asset	3,503	3,503
Scanner appliances	15,665	15,356
Leasehold improvements	16,469	16,439
Total property and equipment	166,122	160,672
Less: accumulated depreciation and amortization	(105,636)	(99,230)
Property and equipment, net	$60,486	$61,442

Physical scanner appliances and other computer equipment have a net carrying value of $7.5 million and $7.9 million at March 31, 2019 and December 31, 2018, respectively, including assets that have not been placed in service

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of $1.2 million and $1.8 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.4 million and $6.4 million for the three months ended March 31, 2019 and 2018, respectively. Accumulated depreciation under finance leases was $1.3 million at March 31, 2019.

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

As the vast majority of the Company’s offerings are subscription based, the Company rarely needs to allocate the transaction price to all separate performance obligations. For contracts that include scanners and PCPs, the Company recognizes revenue in proportion to the standalone selling prices ("SSP") of the underlying services at contract inception. If an SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company's transaction prices typically do not include variable consideration and are a fixed amount for a specific period of time, and the majority of contracts are twelve months with certain customers signing longer term deals. In general, the Company does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events and the Company does not grant its customers any material rights.

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

Commission asset balances are as follows (in thousands):

	March 31, 2019	December 31, 2018
Commission asset, current	$1,691	$1,480
Commission asset, noncurrent	$5,087	$4,692

For the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million and $0.2 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs.
The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. $64.2 million and $55.6 million of revenue was recognized during the three months ended March 31, 2019 and 2018, respectively, which amounts were included in the unearned revenue balances as of December 31, 2018 and 2017, respectively.

Accounts receivable, net, consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$68,516	$76,508
Less: allowance for doubtful accounts	(653)	(683)
Total accounts receivable, net	$67,863	$75,825

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

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2019 (in thousands):

Total Expected Revenue
2019 (nine months remaining)	$46,413
2020	35,226
2021	15,727
2022	2,098
2023	902
2024 and thereafter	123
Total	$100,489

Revenues allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which include deferred revenue from open contracts and the amounts that will be invoiced and recognized as revenues in future periods. Remaining performance obligations represent the transaction price of noncancelable orders for which service has not been performed and excludes unexercised renewals. The Company applied the short-term contract exemption to exclude the remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company concluded that its contracts did not contain a financing component.

Revenues by sales channel are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Direct	$43,039	$38,710
Partner	32,304	26,168
Total	$75,343	$64,878

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

terms with their customers. See Note 12, "Segment Information and Information about Geographic Area" for disaggregation of revenue by geographic area.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5.	Business Combination

On January 10, 2019, the Company acquired the assets of Adya, Inc. ("Adya"), an India-based company. The acquisition included a cloud application management platform, which enables security and compliance audits of SaaS applications.

Total purchase consideration was $1.0 million, including $0.2 million of deferred consideration due eighteen months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims. Pro forma financial information for this acquisition has not been presented because it is not material to the Company's condensed consolidated financial statements.

The Company accounted for this transaction as a business combination and allocated $0.9 million of the purchase price to technology-based intangible assets and $0.1 million to goodwill. The acquired intangible assets relating to Adya's developed technology are being amortized over the estimated useful lives of approximately four years. Goodwill arising from the Adya acquisition is deductible for tax purposes over 15 years.

NOTE 6.	Goodwill and Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses from business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows (in thousands, except for years):

				March 31, 2019
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5 years	3.5	$26,356	$(5,580)	$20,776
Patent licenses	14 years	5.4	1,387	(847)	540
Total intangibles subject to amortization			$27,743	$(6,427)	21,316
Intangible assets not subject to amortization					40
Total intangible assets, net					$21,356

				December 31, 2018
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5 years	3.8	$25,456	$(4,085)	$21,371
Patent Licenses	14 years	5.9	1,387	(822)	565
Total intangibles subject to amortization			$26,843	$(4,907)	21,936
Intangible assets not subject to amortization					40
Total intangible assets, net					$21,976

Intangible asset amortization expense was $1.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2019, the Company expects amortization expense in future periods to be as follows (in thousands):

2019 (remaining nine months)	$4,561
2020	6,081
2021	6,081
2022	4,427
2023	100
2024 and thereafter	66
Total expected future amortization expense	$21,316

Goodwill, which is not subject to amortization, totaled $7.3 million and $7.2 million as of March 31, 2019 and December 31, 2018, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7.	Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. We adopted the standard using the current period adjustment method with an effective date of January 1, 2019. Prior year financial statements were not restated under the new standard and, therefore, those amounts are not presented below. For both operating and finance leases, we recognize a right-of-use asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Where the Company is the lessee, we have elected to account for non-lease components associated with our leases (e.g., common area maintenance costs) and lease components separately for substantially all of our asset classes. In arrangements where we are the lessor, we have customer premise equipment for which we apply the lease and non-lease component practical expedient and account for non-lease component practical expedient and account for non-lease components (e.g., service revenue) and lease components as combined components under the revenue recognition guidance in ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) as the service revenues are the predominant components in the arrangements.

We lease property and equipment under finance and operating leases. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when appropriate.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		March 31,
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease - right of use asset	$29,604
Finance lease assets	Property and equipment, net	2,175
Total lease assets		$31,779

Liabilities
Current
Operating	Accrued liabilities	$6,760
Finance	Finance lease, current	1,153
Noncurrent
Operating	Operating lease liability, noncurrent	33,589
Finance	Other noncurrent liabilities	148
Total lease liabilities		$41,650

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company leases certain computer equipment and its corporate office and data center facilities under non-cancelable operating leases for varying periods through 2028. In January 2018, the Company entered into a $3.5 million financing arrangement for data center storage equipment, accounted for as a finance lease, with an implied interest rate of 5%.

The following are the minimum annual lease payments due under these leases at March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2019 (remaining nine months)	$6,601	$1,328
2020	7,819	130
2021	6,124	54
2022	4,542	—
2023	4,298	—
2024 and thereafter	19,299	—
Total minimum lease payments	48,683	1,512
Less: amount representing interest	(8,334)	(211)
Present value of minimum payments	40,349	1,301
Less: current portion	(6,760)	(1,153)
Lease obligations, noncurrent	$33,589	$148

Lease expense was $1.6 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.
The weighted average remaining lease term and the weighted average discount rate of our leases were as follows:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	8
Finance leases	2
Weighted average discount rates
Operating leases	4.5%
Finance leases	5.0%

NOTE 8.	Commitments and Contingencies

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

NOTE 9.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 11,791,179 shares of common stock as of March 31, 2019. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2019, 3,827,360 shares were available for grant under the 2012 Plan.

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

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cost of revenues	$545	$654
Research and development	2,340	1,841
Sales and marketing	1,068	1,401
General and administrative	4,492	4,995
Total stock-based compensation	$8,445	$8,891

As of March 31, 2019, the Company had $13.9 million of total unrecognized stock-based compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.1 years, and $52.6 million of unrecognized stock-based compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.6 years. Compensation cost is recognized on a straight-line basis over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2018	3,429,309	$31.79	6.4	$149,935
Granted	103,275	$94.45
Exercised	(152,164)	$26.59
Canceled	(33,355)	$50.49
Balance as of March 31, 2019	3,347,065	$33.77	6.3	$166,381
Vested and expected to vest - March 31, 2019	3,160,808	$31.89	6.1	$162,480
Exercisable - March 31, 2019	2,446,532	$25.76	5.6	$139,401

Restricted Stock

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2018	1,226,883	$55.71
Granted	124,857	$79.69
Vested	(99,601)	$47.71
Canceled	(53,272)	$56.56
Balance as of March 31, 2019	1,198,867	$58.83
Outstanding and expected to vest - March 31, 2019	883,174	$57.74

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$13,266	$9,142
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,109	38,789
Effect of potentially dilutive securities:
Common stock options	1,970	2,503
Restricted stock units	467	642
Diluted	41,546	41,934
Net income per share:
Basic	$0.34	$0.24
Diluted	$0.32	$0.22

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Common stock options	343	109
Restricted stock units	38	—
	381	109

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Stockholder's Equity
Share Repurchase Program
On February 5, 2018, the Company's board of directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. On October 30, 2018, the Company announced that the board of directors had authorized an increase of $100.0 million to the original share repurchase program authorization. Share repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan until October 30, 2020. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess of the cost of treasury stock that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to retained earnings.

During the three months ended March 31, 2019, the Company repurchased 94,090 shares of its common stock for approximately $7.9 million. During the three months ended March 31, 2018, the Company repurchased 21,288 shares of its common stock for approximately $1.5 million. All share repurchases were made using cash resources. As of March 31, 2019, approximately $107.1 million remained available for share repurchases pursuant to the share repurchase program.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12.	Income Taxes

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

The Company recorded an income tax provision of $2.6 million and income tax provision of $0.5 million for the three months ended March 31, 2019 and 2018, respectively, resulting in an effective tax rate of 16.2% and 5.3%, respectively. The tax provision for the three months ended March 31, 2019 as compared to the tax provision for the three months ended March 31, 2018 changed primarily due to an increase in pre-tax income and decrease in the tax benefit of excess stock-based compensation deductions.

As of March 31, 2019, the Company had unrecognized tax benefits of $6.9 million, of which $3.8 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2018, the Company had unrecognized tax benefits of $6.4 million, of which $3.5 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13. Segment Information and Information about Geographic Area

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

Revenues by geographic area, based on the location of the customer, are as follows (in thousands):

	Three Month Ended March 31,
	2019	2018
United States	$48,621	$44,314
Foreign	26,722	20,564
Total	$75,343	$64,878

Property and equipment, net, by geographic area, are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
United States	$57,810	$59,222
Foreign	2,676	2,220
Total property and equipment, net	$60,486	$61,442

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our condensed consolidated financial statements (unaudited) and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 27, 2019.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of on-premise assets, endpoints and cloud environments. These solutions and their Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Indication of Compromise (IOC);

•
Compliance Monitoring: Policy Compliance (PC), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Configuration Assessment (SCA), Security Assessment Questionnaire (SAQ) Out of-Band Configuration Assessment (OCA);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);

•	Global IT Asset Management: Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and,

•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

Our VM solutions (including VM, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 73% of our revenues for the three months ended March 31, 2019.

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the three months ended March 31, 2019 and the corresponding period of 2018, approximately 65% and 68%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Our revenues increased to $75.3 million in the three months ended March 31, 2019 from $64.9 million for the corresponding period in 2018, representing an increase of $10.5 million or 16%.

Key Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except percentages)
Adjusted EBITDA	$30,625	$24,618
Percentage of revenues	41%	38%

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Qualys defines Adjusted EBITDA as earnings before interest expense, taxes, depreciation, amortization, stock-based compensation, interest income and other income (expense), net, non-recurring expenses, and acquisition-related expenses that do not reflect ongoing costs of operating the business.

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net income	$13,266	$9,142
Depreciation and amortization of property and equipment	6,415	6,410
Amortization of intangible assets	1,520	633
Interest expense	42	38
Provision for income taxes	2,571	509
EBITDA	23,814	16,732
Stock-based compensation	8,445	8,891
Interest income and Other income (expense), net	(1,828)	(1,283)
Acquisition-related expense(1)	194	278
Adjusted EBITDA	$30,625	$24,618

(1) Adjusted EBITDA for the three months ended March 31, 2019 includes $0.3 million and $1.3 million of compensation related to acquisitions in 2019 and 2018, respectively, offset by $1.4 million of reversals of previous obligations. Adjusted EBITDA for the three months ended March 31, 2018 includes $0.3 million of compensation related to acquisitions in 2017.

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

We capitalize some research and development costs related to new products' internal-use software development. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing new products for our cloud security platform during the application development stage. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to contract renewals. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Other Income, Net
Our other income, net consists primarily of interest and investment income from our short-term and long-term investments; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, British Pound and Indian Rupee; losses on disposal of property and equipment; and impairment of long-lived assets.

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

Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. Our estimated effective rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, foreign income subject to different tax rates than the U.S., and the benefit of U.S. federal income tax credits.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$75,343	$64,878
Cost of revenues (1)	17,709	15,901
Gross profit	57,634	48,977
Operating expenses:
Research and development (1)	15,837	12,553
Sales and marketing (1)	17,315	16,233
General and administrative (1)	10,431	11,785
Total operating expenses	43,583	40,571
Income from operations	14,051	8,406
Other income, net	1,786	1,245
Income before income taxes	15,837	9,651
Provision for income taxes	2,571	509
Net income	$13,266	$9,142

(1)	Includes stock-based compensation as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cost of revenues	$545	$654
Research and development	2,340	1,841
Sales and marketing	1,068	1,401
General and administrative	4,492	4,995
Total stock-based compensation	$8,445	$8,891

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2019	2018
Revenues	100%	100%
Cost of revenues	24	25
Gross profit	76	75
Operating expenses:
Research and development	21	19
Sales and marketing	22	25
General and administrative	14	18
Total operating expenses	57	62
Income from operations	19	13
Other income, net	2	2
Income before income taxes	21	15
Provision for income taxes	3	1
Net income	18%	14%

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenues	$75,343	$64,878	$10,465	16%

Revenues increased $10.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after March 31, 2018. Of the total increase of $10.5 million, $4.3 million was from customers in the United States and the remaining $6.2 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of revenues	$17,709	$15,901	$1,808	11%

Cost of revenues increased $1.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily a result of an increase of $0.9 million in amortization expense related to acquired technology resulting from our business acquisitions; increased third-party software license and maintenance expenses of $0.5 million resulting from our continued business growth; a $0.4 million increase in depreciation expense related to additional computer hardware and software; and increased data center and supply costs of $0.3 million. These increases were partially offset by a decrease in personnel expenses of $0.3 million, driven by lower compensation costs in international locations.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Research and development	$15,837	$12,553	$3,284	26%

Research and development expenses increased $3.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in personnel expenses of $2.6 million, driven by additional employees hired to support the growth of our business; an increase of acquisition-related expense of $1.6 million offset by reversals of previous acquisition related obligations of $1.4 million; increased allocation of overhead costs to the research and development department of $0.5 million related to the headcount increases; increased data center, third-party software license and consulting expenses of $0.1 million resulting from our continued business growth and increased depreciation expense of $0.1 million related to additional fixed assets placed into service. These increases were partially offset by $0.2 million of capitalization of internally developed software costs.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$17,315	$16,233	$1,082	7%

Sales and marketing expenses increased $1.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in trade show expense of $1.3 million; and an increase in personnel expenses of $0.7 million, driven by additional employees hired to support the growth of our business. These increases were partially offset by a decrease in customer acquisition expense of $0.2 million and a decrease of $0.8 million of allocated overhead costs due to a lower proportion of sales and marketing employees in the employee base.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$10,431	$11,785	$(1,354)	(11)%

General and administrative expenses decreased by $1.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by lower employee related costs of $0.6 million, decreased allocated overhead costs of $0.5 million and consulting and professional services costs of $0.3 million.

Total Other Income, Net

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Total other income, net	$1,786	$1,245	$541	43%

Total other income, net increased by $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase of $0.9 million related to the accretion of purchase discounts from marketable securities balances increasing year over year as a result of increasing interest rates, partially offset by foreign exchange losses of $0.3 million.

Income Taxes

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Provision for income taxes	$2,571	$509	$2,062	405%
Effective Tax Rate	16.2%	5.3%

We recorded an income tax provision of $2.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in income tax provision for the three months ended March 31, 2019 is primarily due to an increase in pre-tax income and a decrease in the tax benefit of excess stock-based compensation deductions.

Liquidity and Capital Resources

At March 31, 2019, our principal source of liquidity was cash, cash equivalents, and marketable securities of $394.5 million, including $8.8 million held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We experienced positive cash flows from operations during each of the three months ended March 31, 2019 and 2018. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash provided by operating activities	$44,347	$42,989
Cash provided by (used in) investing activities	15,364	(38,081)
Cash (used in) provided by financing activities	(7,610)	1,675

Cash Flows from Operating Activities

For the three months ended March 31, 2019, cash flows from operating activities of $44.3 million primarily resulted from our net income of approximately $13.3 million, as adjusted for non-cash items including stock-based compensation of $8.4 million and depreciation and amortization expense of $7.9 million; and cash flows from working capital of $13.5 million mainly attributable to the continued growth in our deferred revenues.

For the three months ended March 31, 2018, cash flows from operating activities of $43.0 million primarily resulted from our net income of approximately $9.1 million, as adjusted for non-cash items including stock-based compensation of $8.9 million and depreciation and amortization expense of $7.0 million; and cash flows from working capital of $17.7 million mainly attributable to collections from our customers.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, cash provided by investing activities of $15.4 million was attributable to purchases of marketable securities, net of sales and maturities of $24.8 million, and $8.6 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $0.9 million in cash in connection with our acquisition of the assets of Adya.

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

Cash Flows from Financing Activities

For the three months ended March 31, 2019, cash used in financing activities of $7.6 million was attributable to share repurchases of $7.9 million, the payment of employee payroll taxes related to the net share settlement of equity awards of $3.4 million, and principal payments under finance lease obligations of $0.4 million. These decreases were offset by the proceeds from the exercise of stock options of $4.0 million.

For the three months ended March 31, 2018, cash provided by financing activities of $1.7 million was attributable to $7.9 million of proceeds from the exercise of stock options, offset by the payment of employee payroll taxes related to net share settlement of equity awards of $4.0 million, share repurchases of $1.5 million and principal payments under finance lease obligations of $0.7 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers, office equipment and finance leases. The following table summarizes our contractual cash obligations, including future interest payments, at March 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	2019 (remaining nine months)	2020-2021	2022-2023	2024 and thereafter
	(in thousands)
Operating lease obligations	$48,683	$6,601	$13,943	$8,840	$19,299
Finance lease obligations	1,512	1,328	184	—	—
Purchase order obligations	15,246	13,169	2,077	—	—
Total	$65,441	$21,098	$16,204	$8,840	$19,299

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, we provided the landlord with a $1.2 million standby letter of credit to secure our obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets. As of March 31, 2019, the remaining commitment on this lease was $35.5 million.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three months ended March 31, 2019, we made regular payments on our operating lease obligations of $1.3 million.

Finance lease obligations represent financing on data center storage equipment. During the three months ended March 31, 2019, we made regular principal payments on our finance lease obligations of $0.4 million.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, the accounting policies related to revenue recognition, leases, derivative instruments, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Apart from the adoption of ASC 842 - Leases as of January 1, 2019 as described in Part 1, Item 1, Note 7 Leases of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

The cash flow effects of our derivative contracts for the three months ended March 31, 2019 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. We had notional amounts on foreign currency exchange contracts designated as cash flow hedges outstanding of €17.7 million and £8.0 million as of March 31, 2019. The amount of unrealized foreign exchange gains on these contracts were recorded in AOCI and are $0.2 million. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows. The fair value of our open cash flow hedge contracts on March 31, 2019 is $0.7 million.

Interest Rate Sensitivity

We have $394.5 million in cash, cash equivalents and marketable securities at March 31, 2019. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we routinely review our system of internal control over financial reporting and make changes to our systems and processes that are intended to ensure an effective internal control environment. We have completed the implementation of internal controls in connection with the new lease accounting standard, which we adopted effective January 1, 2019.

Other than the changes described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We derived approximately 73% of our revenues from subscriptions to our VM solutions for the three months ended March 31, 2019.

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

For example, a Data Protection Act that substantially implements the European Union’s General Data Protection Regulation was implemented in the United Kingdom in May 2018, and "Brexit" could also lead to further legislative and regulatory changes. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.

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

We may not be able to anticipate future market needs and opportunities or develop enhancements or new solutions to meet such needs or opportunities in a timely manner or at all. The market for cloud solutions for IT security and compliance is continues to evolve, and it is uncertain whether our new solutions will gain market acceptance.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union adopted the General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which took effect in May of 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to obtain new customers, manage our existing customer base and expand the sales of our newer solutions. We plan to continue to expand our sales force and make a significant investment in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the competitive markets where we do business. Competition for highly skilled personnel is frequently intense, and we may not be able to compete for these employees. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.

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

Our business, including the sales of subscriptions of our solutions, may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Further, in many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners and agents have complied or will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our solutions and could have a material adverse effect on our business and results of operations. If we are unable to successfully manage the challenges of international operations, our business and operating results could be adversely affected.

In addition, as of March 31, 2019, approximately 67% of our employees were located outside of the United States, and 57% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2016 to 2018, our revenues grew from $197.9 million to $278.9 million. Our headcount increased from 510 employees at the beginning of 2016 to 1,210 employees as of March 31, 2019. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2019, we derived approximately 43% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities, may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. Dollar and we generate a majority of our revenues in U.S. Dollars. However, for the three months ended March 31, 2019, we incurred approximately 19% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2019, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. Dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. Dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

We use derivative financial instruments to reduce our foreign currency exchange risks. We use foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. Dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). However, we may not be able to purchase derivative instruments that are adequate to insulate ourselves from foreign currency exchange risks. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

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

As of March 31, 2019, we had seventeen issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

Furthermore, it is possible that our patent applications may not result in granted patents, that the scope of our issued patents will be limited or not provide the coverage originally sought, that our issued patents will not provide us with any competitive advantages, or that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, the issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Our solutions are subject to U.S. export controls, specifically, the Export Administration Regulations and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate encryption technology into certain of our solutions. These encryption solutions and the underlying technology may be exported only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. U.S. export controls may require submission of an encryption registration, product classification and/or annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our solutions, when applicable, could harm our international sales and adversely affect our revenues. Compliance with applicable regulatory requirements regarding the export of our solutions, including with respect to new releases of our solutions, may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions throughout their globally-distributed systems or, in some cases, prevent the export of our solutions to some countries altogether. In addition, various countries regulate the import of our appliance-

based solutions and have enacted laws that could limit our ability to distribute solutions or could limit our customers’ ability to implement our solutions in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions by existing customers with international operations, declining adoption of our solutions by new customers with international operations and decreased revenues. If we fail to comply with export and import regulations, we may be fined or other penalties could be imposed, including denial of certain export privileges.

Our success in acquiring and integrating other businesses, products or technologies could impact our financial position.

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired 1Mobility on April 1, 2018, Layered Insight on October 16, 2018 and Adya on January 10, 2019. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

Through December 2017, we expensed commissions paid to our sales personnel in the quarter in which the related order was received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of ASC 606, our operating results will also fluctuate and not be comparable to historical periods, and will continue to fluctuate as we will generally capitalize commissions for new and upsell contracts except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of ASC 606 only included open contracts as of December 31, 2017.

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

As of March 31, 2019, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2019, we had approximately 39.1 million shares of our common stock outstanding.

In addition, as of March 31, 2019, there were approximately 1.2 million restricted stock units and options to purchase approximately 3.3 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2019, we had an aggregate of 3.8 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program, which was increased by an additional $100.0 million in October of 2018. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the three months ended March 31, 2019, we repurchased 94,090 shares of our common stock for an aggregate purchase price of approximately $7.9 million.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include:

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;

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

On February 5, 2018, our board of directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. On October 30, 2018, we announced that our board of directors had authorized an increase of $100.0 million to the original share repurchase program authorization. Share repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan until October 30, 2020. During the three months ended March 31, 2019, we repurchased 94,090 shares of common stock for approximately $7.9 million. All share repurchases were made using cash resources. As of March 31, 2019, approximately $107.1 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1, 2019 - January 31, 2019	—	$—	—	$114,959,626
February 1, 2019 - February 28, 2019	94,090	$83.66	94,090	$107,088,315
March 1, 2019 - March 31, 2019	—	$—	—	$107,088,315
Total	94,090		94,090

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 3, 2019.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial and accounting officer)