Form 10-Q
period 2019-06-30
QUALYS, INC.
filed 2019-08-02
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

The number of shares of the Registrant's common stock outstanding as of July 30, 2019 was 39,238,573.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$91,381	$41,026
Short-term marketable securities	207,626	248,140
Accounts receivable, net of allowance of $648 and $683 as of June 30, 2019 and December 31, 2018, respectively	63,184	75,825
Prepaid expenses and other current assets	19,395	13,974
Total current assets	381,586	378,965
Long-term marketable securities	111,521	76,710
Property and equipment, net	59,359	61,442
Operating leases - right of use asset	28,101	—
Deferred tax assets, net	22,976	26,387
Intangible assets, net	19,836	21,976
Goodwill	7,325	7,225
Restricted cash	1,200	1,200
Other noncurrent assets	13,708	11,775
Total assets	$645,612	$585,680
Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$963	$5,588
Accrued liabilities	24,315	26,695
Deferred revenues, current	176,609	164,624
Operating lease liabilities, current	6,826	—
Total current liabilities	208,713	196,907
Deferred revenues, noncurrent	20,835	20,423
Operating lease liabilities, noncurrent	31,987	—
Other noncurrent liabilities	479	10,361
Total liabilities	262,014	227,691
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 39,224,075 and 39,015,034 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	345,637	330,572
Accumulated other comprehensive income (loss)	1,240	(586)
Retained earnings	36,682	27,964
Total stockholders’ equity	383,598	357,989
Total liabilities and stockholders’ equity	$645,612	$585,680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$78,929	$68,153	$154,272	$133,031
Cost of revenues	17,537	16,248	35,246	32,149
Gross profit	61,392	51,905	119,026	100,882
Operating expenses:
Research and development	17,695	13,128	33,532	25,681
Sales and marketing	17,165	18,976	34,480	35,209
General and administrative	10,424	8,906	20,855	20,691
Total operating expenses	45,284	41,010	88,867	81,581
Income from operations	16,108	10,895	30,159	19,301
Other income (expense), net:
Interest expense	(28)	(39)	(70)	(77)
Interest income	2,198	1,452	4,249	2,542
Other income (expense), net	231	(529)	8	(336)
Total other income, net	2,401	884	4,187	2,129
Income before income taxes	18,509	11,779	34,346	21,430
Provision for income taxes	2,277	1,486	4,848	1,995
Net income	$16,232	$10,293	$29,498	$19,435
Net income per share:
Basic	$0.41	$0.26	$0.75	$0.50
Diluted	$0.39	$0.24	$0.71	$0.46
Weighted average shares used in computing net income per share:
Basic	39,198	38,987	39,143	38,843
Diluted	41,530	42,215	41,570	42,074

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$16,232	$10,293	$29,498	$19,435
Other comprehensive income (loss):
Available-for-sale marketable securities:
Change in net unrealized gain (loss) on marketable securities, net of tax	724	65	1,379	(342)
Reclassification adjustment for net realized gain included in net income	15	79	43	95
Total change in unrealized gain (loss) on marketable securities, net of tax	739	144	1,422	(247)
Cash flow hedges:
Change in net unrealized gain, net of tax	148	—	$441	$—
Reclassification adjustment for net realized gain (loss) included in net income	43	—	(37)	—
Total change in unrealized gain (loss) on cash flow hedges, net of tax	191	—	404	—
Other comprehensive income (loss), net of tax	930	144	1,826	(247)
Comprehensive income	$17,162	$10,437	$31,324	$19,188

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$29,498	$19,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,809	14,249
Bad debt expense	86	—
Loss on disposal of property and equipment	183	9
Stock-based compensation	16,780	15,914
Amortization of premiums and (accretion) of discounts on marketable securities	(1,060)	(169)
Deferred income taxes	3,047	681
Changes in operating assets and liabilities:
Accounts receivable	12,555	11,876
Prepaid expenses and other assets	(6,863)	(4,073)
Accounts payable	(1,189)	(331)
Accrued liabilities	(121)	6,238
Deferred revenues	12,397	4,424
Other non-current liabilities	153	(1,026)
Net cash provided by operating activities	81,275	67,227
Cash flows from investing activities:
Purchases of marketable securities	(184,829)	(151,825)
Sales and maturities of marketable securities	193,270	120,838
Purchases of property and equipment	(14,138)	(13,240)
Business combinations	(1,850)	(3,359)
Purchase of privately-held investment	—	(2,500)
Net cash used in investing activities	(7,547)	(50,086)
Cash flows from financing activities:
Repurchase of common stock	(24,117)	(19,356)
Proceeds from exercise of stock options	8,991	12,174
Payments for taxes related to net share settlement of equity awards	(7,411)	(8,935)
Principal payments under finance lease obligations	(836)	(794)
Net cash used in financing activities	(23,373)	(16,911)
Effect of exchange rate changes on cash and cash equivalents	—	(42)
Net increase in cash, cash equivalents and restricted cash	50,355	188
Cash, cash equivalents and restricted cash at beginning of period	42,226	87,791
Cash, cash equivalents and restricted cash at end of period	$92,581	$87,979

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	39,015,034	$39	$330,572	$(586)	$27,964	$357,989
Net income	—	—	—	—	13,266	13,266
Other comprehensive income, net of tax	—	—	—	896	—	896
Issuance of common stock upon exercise of stock options	152,164	—	4,047	—	—	4,047
Repurchase of common stock	(94,090)	—	(1,129)	—	(6,742)	(7,871)
Issuance of common stock upon vesting of restricted stock units	99,601	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38,877)	—	(3,367)	—	—	(3,367)
Stock-based compensation	—	—	8,443	—	—	8,443
Balances at March 31, 2019	39,133,832	39	338,566	310	34,488	373,403
Net income	—	—	—	—	16,232	16,232
Other comprehensive income, net of tax	—	—	—	930	—	930
Issuance of common stock upon exercise of stock options	192,687	—	4,944	—	—	4,944
Repurchase of common stock	(183,948)	—	(2,207)	—	(14,038)	(16,245)
Issuance of common stock upon vesting of restricted stock units	126,754	—	—	—	—	—
Taxes related to net share settlement of equity awards	(45,250)	—	(4,044)	—	—	(4,044)
Stock-based compensation	—	—	8,378	—	—	8,378
Balances at June 30, 2019	39,224,075	39	345,637	1,240	36,682	383,598

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	38,598,117	$39	$304,155	$(574)	$39,924	$343,544
Adoption of revenue recognition standard	—	—	—	—	2,711	2,711
Net income	—	—	—	—	9,142	9,142
Other comprehensive loss, net of tax	—	—	—	(391)	—	(391)
Issuance of common stock upon exercise of stock options	285,997	—	7,933	—	—	7,933
Repurchase of common stock	(21,288)	—	(255)	—	(1,226)	(1,481)
Issuance of common stock upon vesting of restricted stock units	158,561	—	—	—	—	—
Taxes related to net share settlement of equity awards	(63,695)	—	(4,030)	—	—	(4,030)
Stock-based compensation	—	—	8,891	—	—	8,891
Balances at March 31, 2018	38,957,692	39	316,694	(965)	50,551	366,319
Net income	—	—	—	—	10,293	10,293
Other comprehensive income, net of tax	—	—	—	144	—	144
Issuance of common stock upon exercise of stock options	144,851	—	4,239	—	—	4,239
Repurchase of common stock	(235,539)	—	(2,826)	—	(15,049)	(17,875)
Issuance of common stock upon vesting of restricted stock units	184,008	—	—	—	—	—
Taxes related to net share settlement of equity awards	(65,214)	—	(4,904)	—	—	(4,904)
Stock-based compensation	—	—	7,023	—	—	7,023
Balances at June 30, 2018	38,985,798	39	320,226	(821)	45,795	365,239

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2019 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. Dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). The Company accounts for these instruments as either non-designated or cash flow hedges, respectively. Open contracts are recorded within prepaid expenses and other current assets or accrued liabilities in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first accumulated

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in other comprehensive income ("AOCI") and then reclassified to revenue when the hedged item impacts the unaudited condensed consolidated financial statements.

The cash flow effects of the Company's derivative contracts for the six months ended June 30, 2019 were included within net cash provided by operating activities on its condensed consolidated statements of cash flows. As of June 30, 2019, the Company had €18.9 million and £9.2 million of notional amounts outstanding on foreign currency ("FX") contracts designated as cash flow hedges. The Company had no hedges designated as cash flow hedges as of June 30, 2018.

Stock-Based Compensation

The Company recognizes the fair value of its employee stock options and restricted stock units over the requisite service period for those awards ultimately expected to vest. The fair value of each option is estimated on date of grant using the Black-Scholes-Merton option pricing model and the fair value of each restricted stock unit is based on the fair value of the Company's stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

The Company has issued performance-based awards and accounts for these awards as stock-based compensation with multiple performance conditions. For these performance-based awards, the Company records compensation expense for only the performance milestones that are probable of being achieved, with such expense recorded on a straight-line basis over the expected vesting period. The Company reassesses performance-based estimates each reporting period and, if the estimated service period changes, the Company recognizes all remaining compensation expense over the remaining service period and, if the probability of achievement changes to or from “probable,” the Company recognizes the cumulative effect. For the three and six months ended June 30, 2019, the Company recorded approximately $0.2 million and $0.5 million of stock-based compensation cost for these awards, respectively.

Internally Developed Software Costs

The Company capitalizes certain costs incurred to develop new internal-use software. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the application development stage. These capitalized costs are included in other noncurrent assets on the accompanying condensed consolidated balance sheets. Upon general release, such costs are amortized on a straight-line basis over an estimated useful life of three years. Amortization of internally developed software is recorded to cost of revenues. Capitalization of internally developed software cost was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. Unamortized cost for capitalized internally developed software was $1.6 million at June 30, 2019 and $1.2 million at December 31, 2018. Amortization expense for capitalized internally developed software was insignificant for the three and six months ended June 30, 2019. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Cost Method Investments
In the second quarter of fiscal 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The investment has been accounted for using the cost method and included in other noncurrent assets on the accompanying condensed consolidated balance sheets. The Company's cost method investment is assessed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded any dividends or other-than-temporary impairment charges related to its cost method investment. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. During the three months ended June 30, 2019, the Company made an advance payment of $0.6 million to the investee for certain development work, which is recorded in other noncurrent assets on the condensed consolidated balance sheet.

Recently Adopted Accounting Pronouncements

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset and lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements - Leases (Topic 842). This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to the leasing criteria, most of the Company's leased space and equipment leases will be required to be accounted for as right-of-use assets ("ROU") on the balance sheet with offsetting financing obligations. In the statement of operations, what was formerly rent expense for operating leases will be lease expense; and finance leases will be bifurcated into amortization of right-of-use assets and interest on lease liabilities. The Company adopted the ASU utilizing the current period adjustment method on January 1, 2019, and recognized an ROU asset of $30.8 million and a lease liability of $41.6 million on its condensed consolidated financial statements. As of January 1, 2019, $3.9 million of deferred rent and $6.9 million related to tenant improvement allowance was removed upon adoption. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases. The Company also elected to make the accounting policy election for short-term leases, permitting the Company to not apply the recognition requirements of this standard to short-term leases with terms of 12 months or less.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this guidance as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This ASU is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This ASU must be applied on a prospective basis. The Company adopted this ASU during the first quarter of fiscal 2019 and the adoption did not have a material impact on the Company's condensed consolidated financial statements.
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. The estimated fair value of commitments from prior acquisitions are determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. As of June 30, 2019, management estimated the fair value of such commitments to be zero.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's cash and cash equivalents, and marketable securities consist of the following:

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$90,154	$—	$—	$90,154
Money market funds	727	—	—	727
Commercial paper	500	—	—	500
Total	91,381	—	—	91,381
Short-term marketable securities:
Corporate bonds	36,252	46	(39)	36,259
Asset-backed securities	8,840	1	(1)	8,840
U.S. government agencies	162,356	179	(8)	162,527
Total	207,448	226	(48)	207,626
Long-term marketable securities:
Asset-backed securities	40,833	244	—	41,077
U.S. government agencies	44,351	483	—	44,834
Corporate bonds	25,382	228	—	25,610
Total	110,566	955	—	111,521
Total	$409,395	$1,181	$(48)	$410,528

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$40,913	$—	$—	$40,913
Money market funds	113	—	—	113
Total	41,026	—	—	41,026
Short-term marketable securities:
Commercial paper	3,237	—	—	3,237
Corporate bonds	30,906	—	(84)	30,822
Asset-backed securities	10,447	—	(15)	10,432
U.S. government agencies	203,734	9	(94)	203,649
Total	248,324	9	(193)	248,140
Long-term marketable securities:
Asset-backed securities	22,945	10	(28)	22,927
U.S. government agencies	18,804	—	(53)	18,751
Corporate bonds	35,322	3	(293)	35,032
Total	77,071	13	(374)	76,710
Total	$366,421	$22	$(567)	$365,876

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the changes to AOCI related to available-for-sale marketable securities for the six months ended June 30, 2019 (in thousands):

Unrealized Gain (Loss), net
AOCI for available-for sale marketable securities balance at December 31, 2018	$(545)
Change in net unrealized gain, net of tax	1,379
Amounts reclassified for net realized gain included in net income	43
Total change in unrealized gain (loss), net of tax	1,422
AOCI for available-for sale marketable securities balance at June 30, 2019	$877

The following table sets forth by level within the fair value hierarchy, the fair value of the Company's available-for-sale marketable securities measured on a recurring basis, excluding cash and money market funds:

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$500	$—	$500
U.S. government agencies	—	207,361	—	207,361
Corporate bonds	—	61,869	—	61,869
Asset-backed securities	—	49,917	—	49,917
Total	$—	$319,647	$—	$319,647

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$3,237	$—	$3,237
U.S. government agencies	—	222,400	—	222,400
Corporate bonds	—	65,854	—	65,854
Asset-backed securities	—	33,359	—	33,359
Total	$—	$324,850	$—	$324,850

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of marketable securities classified as available-for-sale by contractual, or effective, maturity:

	June 30, 2019
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$500	$—	$—	$500
U.S. government agencies	162,527	30,192	14,642	207,361
Corporate bonds	36,258	19,651	5,960	61,869
Asset-backed securities	30,329	14,678	4,910	49,917
Total	$229,614	$64,521	$25,512	$319,647

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. Dollar denominated asset positions, to date primarily cash and accounts receivable, as well as to manage foreign currency fluctuation risk related to forecasted transactions.
Non-designated forward contracts

At June 30, 2019, the Company had five outstanding forward contracts with notional amounts of €10.0 million and £4.0 million. At December 31, 2018, the Company had two outstanding forward contracts with notional amounts of €16.0 million and £6.3 million.
Designated cash flow hedge contracts

At June 30, 2019, the Company had 26 open cash flow hedge contracts with notional amounts of €18.9 million and £9.2 million. During the three and six months ended June 30, 2019, the Company recorded unrealized FX gains related to these contracts in AOCI of $0.2 million and $0.4 million, respectively, net of tax. The Company did not have any unrealized FX gains or losses during the three and six months ended June 30, 2018, respectively.
At December 31, 2018, the Company had two open cash flow hedge contracts with notional amounts of €12.9 million and £4.1 million. The unrealized foreign currency losses on these contracts were recorded in AOCI and were insignificant.

The following summarizes the gains (losses) recognized in other income (expense), net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net gain (loss) from forward contracts	$44	$890	$78	$314
Other foreign currency transactions gain (loss)	249	(1,357)	55	(549)
Total foreign exchange gain (loss), net	$293	$(467)	$133	$(235)

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Computer equipment	$102,868	$93,530
Computer software	26,788	26,030
Furniture, fixtures and equipment	5,966	5,814
Finance leases - right of use asset	3,503	3,503
Scanner appliances	15,349	15,356
Leasehold improvements	16,468	16,439
Total property and equipment	170,942	160,672
Less: accumulated depreciation and amortization	(111,583)	(99,230)
Property and equipment, net	$59,359	$61,442

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Physical scanner appliances and other computer equipment have a net carrying value of $6.0 million and $7.9 million at June 30, 2019 and December 31, 2018, respectively, including assets that have not been placed in service of $0.9 million and $1.8 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.3 million and $6.4 million for the three months ended June 30, 2019 and 2018, respectively, and $12.7 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively. Accumulated depreciation under finance leases was $1.6 million at June 30, 2019.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4.	Revenue from Contracts with Customers

The Company's subscription contracts are typically satisfied ratably over the subscription term as its cloud-based offerings are delivered to customers electronically and over time. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. The Company recognizes revenue related to professional services based on time and materials or completion of milestones stated in the contracts.

As the vast majority of the Company’s offerings are subscription based, the Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices ("SSP") of the underlying services at contract inception. If an SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company's transaction prices typically do not include variable consideration and are a fixed amount for a specific period of time, and the majority of contracts are twelve months with certain customers signing longer term deals. In general, the Company does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events and the Company does not grant its customers any material rights. For contracts that include leased scanners and PCPs, we apply the lease and non-lease component practical expedient under ASC 842 to account for non-lease components and lease components as combined components under the revenue recognition guidance in ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) as the subscriptions are the predominant components in the arrangements.

Costs of shipping and handling charges associated with physical scanner appliances and other computer equipment are included in cost of revenues. Sales taxes and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company elected the practical expedient to expense commissions on renewals where the specific anticipated contract term amortization period is one year or less. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. The Company classifies deferred commissions as current or noncurrent based on the timing of when it expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other noncurrent assets, respectively, in its condensed consolidated balance sheets.

Commission asset balances are as follows (in thousands):

	June 30, 2019	December 31, 2018
Commission asset, current	$1,958	$1,480
Commission asset, noncurrent	$5,662	$4,692

For the three months ended June 30, 2019 and 2018, the Company recognized $0.5 million and $0.3 million, respectively, of commission expense from amortization of its commission assets. For the six months ended June 30, 2019 and 2018, the Company recognized $0.9 million and $0.5 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs.
The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenue of $49.1 million and $42.8 million was recognized during the three months ended June 30, 2019 and 2018, respectively, which amounts were included in the deferred revenue balances as of December 31, 2018 and 2017, respectively. Revenue of $113.3 million and $98.4 million was recognized during the six months ended June 30, 2019 and 2018, respectively, which amounts were included in the deferred revenue balances as of December 31, 2018 and 2017, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's payment terms vary by the type and location of its customer and the products or services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2019 (in thousands):

Total Expected Revenue
2019 (remaining six months)	$36,395
2020	46,266
2021	20,830
2022	4,230
2023	1,150
2024 and thereafter	268
Total	$109,139

Revenues allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts. Remaining performance obligations represent the transaction price of noncancelable orders for which service has not been performed and excludes unexercised renewals. The Company applied the short-term contract exemption to exclude the remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company concluded that its contracts did not contain a financing component.

Revenues by sales channel are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Direct	$45,672	$35,294	$88,711	$74,004
Partner	33,257	32,859	65,561	59,027
Total	$78,929	$68,153	$154,272	$133,031

The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 13, "Segment Information and Information about Geographic Area" for disaggregation of revenue by geographic area.

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

The carrying values of intangible assets are as follows (in thousands, except for years):

				June 30, 2019
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	3.2	$26,356	$(7,076)	$19,280
Patent licenses	14	5.2	1,387	(871)	516
Total intangibles subject to amortization			$27,743	$(7,947)	19,796
Intangible assets not subject to amortization					40
Total intangible assets, net					$19,836

				December 31, 2018
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	3.8	$25,456	$(4,085)	$21,371
Patent Licenses	14	5.9	1,387	(822)	565
Total intangibles subject to amortization			$26,843	$(4,907)	21,936
Intangible assets not subject to amortization					40
Total intangible assets, net					$21,976

Intangible asset amortization expense was $1.5 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.0 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2019, the Company expects amortization expense in future periods to be as follows (in thousands):

Amortization Expense
2019 (remaining six months)	$3,041
2020	6,081
2021	6,081
2022	4,427
2023	100
2024 and thereafter	66
Total expected future amortization expense	$19,796

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7.	Leases

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

Where the Company is the lessee, we have elected to account for non-lease components associated with our leases (e.g., common area maintenance costs) and lease components separately for substantially all of our asset classes. In arrangements where we are the lessor, we apply the lease and non-lease component practical expedient and we account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components and account for the combined components under the revenue recognition guidance in Topic 606 as the service revenues are the predominant components in the arrangements.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		June 30,
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease - right of use asset	$28,101
Finance lease assets	Property and equipment, net	1,883
Total lease assets		$29,984

Liabilities
Current
Operating	Operating lease liabilities, current	$6,826
Finance	Accrued liabilities	741
Noncurrent
Operating	Operating lease liabilities, noncurrent	31,987
Finance	Other noncurrent liabilities	117
Total lease liabilities		$39,671

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

The following are the minimum annual lease payments due under these leases at June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2019 (remaining six months)	$4,502	$885
2020	7,845	130
2021	6,137	54
2022	4,544	—
2023	4,299	—
2024 and thereafter	19,299	—
Total minimum lease payments	46,626	1,069
Less: amount representing interest	7,813	211
Present value of minimum payments	38,813	858
Less: current portion	(6,826)	(741)
Lease obligations, noncurrent	$31,987	$117

Lease expense was $2.0 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $3.6 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.
The weighted average remaining lease term and the weighted average discount rate of our leases were as follows:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	7
Finance leases	1
Weighted average discount rates
Operating leases	4.6%
Finance leases	5.0%

NOTE 8.	Commitments and Contingencies

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

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 11.8 million shares of common stock as of June 30, 2019. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2019, 5.6 million shares were available for grant under the 2012 Plan.

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

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$552	$609	$1,097	$1,263
Research and development	2,704	1,976	5,044	3,817
Sales and marketing	1,063	1,105	2,131	2,506
General and administrative	4,016	3,333	8,508	8,328
Total stock-based compensation	$8,335	$7,023	$16,780	$15,914

As of June 30, 2019, the Company had $13.2 million of total unrecognized stock-based compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.2 years, and $50.7 million of unrecognized stock-based compensation cost related to unvested RSUs that it expects to recognize over a weighted-average period of 2.5 years. Compensation cost is recognized over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2018	3,429,309	$31.79	6.4	$149,935
Granted	191,875	$91.13
Exercised	(344,851)	$26.07
Canceled	(90,932)	$66.12
Balance as of June 30, 2019	3,185,401	$35.00	6.2	$167,275
Vested and expected to vest - June 30, 2019	3,021,949	$33.04	6.0	$164,336
Exercisable - June 30, 2019	2,399,078	$26.85	5.5	$144,641

Restricted Stock

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2018	1,226,883	$55.71
Granted	194,944	$82.33
Vested	(226,355)	$53.35
Canceled	(91,429)	$62.26
Balance as of June 30, 2019	1,104,043	$60.38
Outstanding and expected to vest - June 30, 2019	822,916	$59.03

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$16,232	$10,293	$29,498	$19,435
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,198	38,987	39,143	38,843
Effect of potentially dilutive securities:
Common stock options	1,890	2,610	1,950	2,576
Restricted stock units	442	618	477	655
Diluted	41,530	42,215	41,570	42,074
Net income per share:
Basic	$0.41	$0.26	$0.75	$0.50
Diluted	$0.39	$0.24	$0.71	$0.46

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Common stock options	419	125	381	81
Restricted stock units	54	2	62	30
	473	127	443	111

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11.	Stockholder's Equity
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

During the six months ended June 30, 2019, the Company repurchased 278,038 shares of its common stock for approximately $24.1 million. All share repurchases were made using cash resources. As of June 30, 2019, approximately $90.8 million remained available for share repurchases pursuant to the share repurchase program.

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

The Company recorded an income tax provision of $2.3 million and income tax provision of $1.5 million for the three months ended June 30, 2019 and 2018, respectively, resulting in an effective tax rate of 12.3% and 12.6%, respectively. The tax provision for the three months ended June 30, 2019 as compared to the tax provision for the three months ended June 30, 2018 changed primarily due to an increase in pre-tax income in the current period.

As of June 30, 2019, the Company had unrecognized tax benefits of $7.4 million, of which $4.1 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2018, the Company had unrecognized tax benefits of $6.4 million, of which $3.5 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenues by geographic area, based on the location of the customer, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$50,704	$45,799	$99,325	$90,113
Foreign	28,225	22,354	54,947	42,918
Total	$78,929	$68,153	$154,272	$133,031

Property and equipment, net, by geographic area, are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
United States	$56,511	$59,222
Foreign	2,848	2,220
Total property and equipment, net	$59,359	$61,442

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on February 27, 2019.

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

•
Compliance Monitoring: Policy Compliance (PC), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Configuration Assessment (SCA), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA)*;

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);

•	Global IT Asset Management: Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and,

•	Cloud/Container Security: Cloud Inventory (CI)*, Cloud Security Assessment (CSA), Container Security (CS).
* free product

Our VM solutions (including VM, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 73% of our revenues for the six months ended June 30, 2019.

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the six months ended June 30, 2019 and the corresponding period of 2018, approximately 64% and 68%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Key Metric

In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. Qualys defines adjusted EBITDA as earnings before interest expense, taxes, depreciation, amortization, stock-based compensation, interest income and other income (expense), net, non-recurring expenses, and acquisition-related expenses that do not reflect ongoing costs of operating the business.

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

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:

•	does not reflect certain cash and non-cash charges that are recurring;

•	does not reflect income tax payments that reduce cash available to us;

•	excludes depreciation and amortization of property and equipment and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Adjusted EBITDA	$33,376	$26,734	$64,001	$51,352
Percentage of revenues	42%	39%	41%	39%

The following unaudited table presents the reconciliation of net income to adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$16,232	$10,293	$29,498	$19,435
Depreciation and amortization of property and equipment	6,354	6,342	12,769	12,752
Amortization of intangible assets	1,520	864	3,040	1,497
Interest expense	28	39	70	77
Provision for income taxes	2,277	1,486	4,848	1,995
EBITDA	26,411	19,024	50,225	35,756
Stock-based compensation	8,335	7,023	16,780	15,914
Interest income and Other income (expense), net	(2,429)	(923)	(4,257)	(2,206)
Acquisition-related expense (1) (2) (3) (4)	1,059	1,610	1,253	1,888
Adjusted EBITDA	$33,376	$26,734	$64,001	$51,352

(1) For the three months ended June 30, 2019, includes $0.1 million and $0.9 million of compensation related to acquisitions in 2019 and 2018, respectively.
(2) For the six months ended June 30, 2019, includes $0.5 million, $2.1 million and $0.1 million of compensation related to acquisitions in 2019, 2018 and 2017, respectively, offset by $1.4 million of reversals of previous obligations.
(3) For the three months ended June 30, 2018, includes $1.6 million of compensation related to acquisitions in 2017.
(4) For the six months ended June 30, 2018, includes $1.9 million of compensation related to acquisitions in 2017.

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

We capitalize some research and development costs related to new products' internal-use software development efforts. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing new products for our cloud security platform during the application development stage. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocation. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$78,929	$68,153	$154,272	$133,031
Cost of revenues (1)	17,537	16,248	35,246	32,149
Gross profit	61,392	51,905	119,026	100,882
Operating expenses:
Research and development (1)	17,695	13,128	33,532	25,681
Sales and marketing (1)	17,165	18,976	34,480	35,209
General and administrative (1)	10,424	8,906	20,855	20,691
Total operating expenses	45,284	41,010	88,867	81,581
Income from operations	16,108	10,895	30,159	19,301
Other income (expense), net	2,401	884	4,187	2,129
Income before income taxes	18,509	11,779	34,346	21,430
Provision for income taxes	2,277	1,486	4,848	1,995
Net income	$16,232	$10,293	$29,498	$19,435

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$552	$609	$1,097	$1,263
Research and development	2,704	1,976	5,044	3,817
Sales and marketing	1,063	1,105	2,131	2,506
General and administrative	4,016	3,333	8,508	8,328
Total stock-based compensation	$8,335	$7,023	$16,780	$15,914

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	100%	100%	100%	100%
Cost of revenues	22	24	23	24
Gross profit	78	76	77	76
Operating expenses:
Research and development	22	19	22	19
Sales and marketing	22	28	22	26
General and administrative	13	13	13	16
Total operating expenses	57	60	57	61
Income from operations	21	16	20	15
Other income (expense), net	3	1	3	2
Income before income taxes	24	17	23	17
Provision for income taxes	3	2	3	2
Net income	21%	15%	20%	15%

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Revenues	$78,929	$68,153	$10,776	16%	$154,272	$133,031	$21,241	16%

Revenues increased $10.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2018. Of the total increase of $10.8 million, $4.9 million was from customers in the United States and the remaining $5.9 million was from customers in foreign countries.

Revenues increased $21.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2018. Of the total increase of $21.2 million, $9.2 million was from customers in the United States and the remaining $12.0 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Cost of revenues	$17,537	$16,248	$1,289	8%	$35,246	$32,149	$3,097	10%

Cost of revenues increased $1.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily a result of an increase of $0.7 million in amortization expense related to acquired technology resulting from our business acquisitions; increased data center and supply costs of $0.6 million; and increased third-party software license and equipment repair and maintenance expenses of $0.5 million resulting from our continued business growth. These increases were partially offset by a decrease in personnel expenses of $0.5 million, driven by cost savings from growth in headcount occurring in international locations.

Cost of revenues increased $3.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily a result of an increase of $1.5 million in amortization expense related to acquired technology resulting from our business acquisitions; increased data center and supply costs of $1.0 million; and increased third-party software license and equipment repair and maintenance expenses of $1.1 million resulting from our continued business growth. These increases were partially offset by a decrease in personnel expenses of $0.6 million, driven by cost savings from growth in headcount occurring in international locations.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Research and development	$17,695	$13,128	$4,567	35%	$33,532	$25,681	$7,851	31%

Research and development expenses increased $4.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in personnel expenses of $2.0 million, driven by additional employees hired to support the growth of our business; an increase in acquisition-related expense of $1.0 million; an increase in stock-based compensation expense of $0.8 million; and an increase in allocation of overhead costs to the research and development department of $0.8 million related to the headcount increases.

Research and development expenses increased $7.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase in personnel expenses of $4.0 million, driven by additional employees hired to support the growth of our business; an increase in acquisition-related expense of $2.6 million offset by reversals of previous acquisition-related obligations of $1.4 million; an increase in allocation of overhead costs to the research and development department of $1.4 million related to the headcount increases; and increased stock-based compensation of $1.3 million.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$17,165	$18,976	$(1,811)	(10)%	$34,480	$35,209	$(729)	(2)%

Sales and marketing expenses decreased $1.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a decrease in trade show related expenses of $1.6 million due to timing of such trade shows; decreased acquisition-related expense of $1.6 million; and decreased travel and employee related training costs of $0.2 million. These decreases were partially offset by an increase in personnel expenses of $1.5 million, driven by additional employees hired to support the growth of our business.

Sales and marketing expenses decreased $0.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in acquisition-related expense of $1.8 million; a decrease of $0.7 million of allocated overhead costs due to a lower proportion of sales and marketing employees in the employee base; and a decrease in trade show related expenses of $0.3 million. These decreases were partially offset by an increase in personnel expenses of $2.2 million, driven by additional employees hired to support the growth of our business.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$10,424	$8,906	$1,518	17%	$20,855	$20,691	$164	1%

General and administrative expenses increased by $1.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by higher employee related costs of $1.1 million, including stock-based compensation expense, and higher consulting and professional services costs of $0.4 million.

General and administrative expenses for the six months ended June 30, 2019 remained consistent with the same period a year ago.

Total Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Total other income (expense), net	$2,401	$884	$1,517	172%	$4,187	$2,129	$2,058	97%

Total other income (expense), net increased by $1.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase of $0.7 million related to higher interest income and accretion of discount from our marketable securities portfolio and an increase in foreign exchange gain of $0.8 million.

Total other income (expense), net increased by $2.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to an increase of $1.6 million related to higher interest income and accretion of discount from our marketable securities portfolio and an increase in foreign exchange gain of $0.5 million.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Provision for income taxes	$2,277	$1,486	$791	53%	$4,848	$1,995	$2,853	143%
Effective Tax Rate	12.3%	12.6%			14.1%	9.3%

We recorded an income tax provision of $2.3 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively.

We recorded an income tax provision of $4.8 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. The increase in income tax provision for the three and six months ended June 30, 2019 is primarily due to an increase in pre-tax income for the periods.

Liquidity and Capital Resources

At June 30, 2019, our principal source of liquidity was cash, cash equivalents, and marketable securities of $410.5 million, including $19.1 million held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We experienced positive cash flows from operations during each of the six months ended June 30, 2019 and 2018. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$81,275	$67,227
Cash used in investing activities	(7,547)	(50,086)
Cash used in financing activities	(23,373)	(16,911)

Cash Flows from Operating Activities

For the six months ended June 30, 2019, cash flows from operating activities of $81.3 million primarily resulted from our net income of approximately $29.5 million, as adjusted for non-cash items including stock-based compensation of $16.8 million and depreciation and amortization expense of $15.8 million; and cash flows from working capital of $16.9 million mainly attributable to the continued growth in our deferred revenues and timing of customer payments.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2019, cash used in investing activities of $7.5 million was attributable to purchases of marketable securities, net of sales and maturities of $8.4 million, and $14.1 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $1.8 million in cash in connection with our acquisition of the assets of Adya and acquisition related holdback payment.

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

Cash Flows from Financing Activities

For the six months ended June 30, 2019, cash used in financing activities of $23.4 million was attributable to share repurchases of $24.1 million, the payment of employee payroll taxes related to the net share settlement of equity awards of $7.4 million, and principal payments under finance lease obligations of $0.8 million. These decreases were partially offset by the proceeds from the exercise of stock options of $9.0 million.

For the six months ended June 30, 2018, cash used in financing activities of $16.9 million was attributable to share repurchases of $19.4 million, the payment of employee payroll taxes related to the net share settlement of equity awards of $8.9 million, and principal payments under capital lease obligations of $0.8 million. These decreases were offset by the proceeds from the exercise of stock options of $12.2 million.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers, office equipment and finance leases. The following table summarizes our contractual cash obligations, including future interest payments, at June 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	2019 (remaining six months)	2020-2021	2022-2023	2024 and thereafter
	(in thousands)
Operating lease obligations	$46,626	$4,502	$13,982	$8,843	$19,299
Finance lease obligations	1,069	885	184	—	—
Purchase order obligations	18,839	14,636	4,203	—	—
Total	$66,534	$20,023	$18,369	$8,843	$19,299

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, we provided the landlord with a $1.2 million standby letter of credit to secure our obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets. As of June 30, 2019, the remaining commitment on this lease was $34.7 million.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three and six months ended June 30, 2019, we made payments on our operating lease obligations of $2.0 million and $4.2 million, respectively.

Finance lease obligations represent financing on data center storage equipment. During the three and six months ended June 30, 2019, we made principal payments on our finance lease obligations of $0.4 million and $0.8 million, respectively.

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

We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, the accounting policies related to revenue recognition, leases, derivative instruments, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Apart from the adoption of ASU No. 2016-02, “Leases (Topic 842)” as of January 1, 2019, as described in Part 1, Item 1, Note 7, "Leases" of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the Euro, British Pound, and Indian Rupee, the currencies of countries where we currently have our most significant international operations. A portion of our invoicing is denominated in the Euro, British Pound, Canadian Dollar and Japanese Yen. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

The cash flow effects of our derivative contracts for the six months ended June 30, 2019 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. We had notional amounts on foreign currency exchange contracts designated as cash flow hedges outstanding of €18.9 million and £9.2 million as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recorded unrealized foreign currency translation gains related to these contracts in AOCI of $0.2 million and $0.4 million, respectively, net of tax. The Company did not have any unrealized FX gains or losses during the three and six months ended June 30, 2018, respectively. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $410.5 million in cash, cash equivalents and marketable securities at June 30, 2019. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, and all other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any % of these risks and uncertainties. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, operating results, financial performance or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Subscriptions to our Vulnerability Management solutions generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for these solutions, our operating results would suffer.

We derived approximately 73% of our revenues from subscriptions to our VM solutions for the six months ended June 30, 2019.

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

We currently host substantially all of our solutions from third-party data centers located in the United States, Canada, Switzerland, the Netherlands and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

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

We compete with large and small public companies, such as Carbon Black, Inc., FireEye, Inc., International Business Machines Corporation, Micro Focus International plc, Rapid7, Inc., Symantec Corporation, CrowdStrike Inc., and Tenable Holdings, Inc., as well as privately held security providers including Barracuda Networks Inc., BeyondTrust Software, Inc., Tanium Inc., Tripwire, Inc. and Trustwave Holdings, Inc. We also seek to replace IT security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT security and compliance market and compete more directly against one or more of our solutions.

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

The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. Dollars, Euros, British Pounds, Canadian Dollars and Japanese Yen, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and profitability.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union adopted the General Data Protection Regulation, or GDPR, to supersede the Data Protection Directive. This regulation, which took effect in May of 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. Because the GDPR is new, it may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA creates a private right of action for statutory damages for certain breaches of information. Legislators have proposed amendments to the CCPA, of which nearly a dozen continue to progress through the California Senate committee. In addition, the Office of the California Attorney General will be promulgating regulations to establish procedures to facilitate these new rights. The proposed regulations are anticipated to be published in the fall of 2019, and the deadline for the California Attorney General to release final regulations is July 1, 2020. As such, it remains unclear whether further modifications will be made to this legislation or how it will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

In addition, as of June 30, 2019, approximately 68% of our employees were located outside of the United States, and 58% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs.

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

We have experienced significant growth over the last several years. From 2016 to 2018, our revenues grew from $197.9 million to $278.9 million. Our headcount increased from 510 employees at the beginning of 2016 to 1,228 employees as of June 30, 2019. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2019, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities, may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. Dollar and we generate a majority of our revenues in U.S. Dollars. However, for the six months ended June 30, 2019, we incurred approximately 19% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2019, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. Dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. Dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of June 30, 2019, we had seventeen issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we may not have accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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

As of June 30, 2019, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2019, we had approximately 39.2 million shares of our common stock outstanding.

In addition, as of June 30, 2019, there were approximately 1.1 million restricted stock units and options to purchase approximately 3.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2019, we had an aggregate of 5.6 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program, which was increased by an additional $100.0 million in October of 2018. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the six months ended June 30, 2019, we repurchased 278,038 shares of our common stock for an aggregate purchase price of approximately $24.1 million.

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

On February 5, 2018, our board of directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. On October 30, 2018, we announced that our board of directors had authorized an increase of $100.0 million to the original share repurchase program authorization. Share repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan until October 30, 2020. During the three months ended June 30, 2019, we repurchased 183,948 shares of common stock for approximately $16.2 million. All share repurchases were made using cash resources. As of June 30, 2019, approximately $90.8 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during three months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1, 2019 - April 30, 2019	—	$—	—	$107,088,315
May 1, 2019 - May 31, 2019	183,948	$88.32	183,948	$90,841,793
June 1, 2019 - June 30, 2019	—	$—	—	$90,841,793
Total	183,948		183,948

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101 INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 2, 2019.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial and accounting officer)