Form 10-Q
period 2019-09-30
QUALYS, INC.
filed 2019-10-31
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares of the Registrant's common stock outstanding as of October 28, 2019 was 38,762,280.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$75,615	$41,026
Short-term marketable securities	222,421	248,140
Accounts receivable, net of allowance of $558 and $683 as of September 30, 2019 and December 31, 2018, respectively	61,314	75,825
Prepaid expenses and other current assets	20,459	13,974
Total current assets	379,809	378,965
Long-term marketable securities	100,951	76,710
Property and equipment, net	58,705	61,442
Operating leases - right of use asset	27,043	—
Deferred tax assets, net	18,302	26,387
Intangible assets, net	18,316	21,976
Goodwill	7,447	7,225
Restricted cash	1,200	1,200
Other noncurrent assets	14,151	11,775
Total assets	$625,924	$585,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$909	$5,588
Accrued liabilities	25,595	26,695
Deferred revenues, current	180,304	164,624
Operating lease liabilities, current	6,937	—
Total current liabilities	213,745	196,907
Deferred revenues, noncurrent	20,156	20,423
Operating lease liabilities, noncurrent	30,696	—
Other noncurrent liabilities	304	10,361
Total liabilities	264,901	227,691
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 38,750,803 and 39,015,034 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	345,378	330,572
Accumulated other comprehensive income (loss)	2,271	(586)
Retained earnings	13,335	27,964
Total stockholders’ equity	361,023	357,989
Total liabilities and stockholders’ equity	$625,924	$585,680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$82,671	$71,658	$236,943	$204,689
Cost of revenues	17,108	16,511	52,354	48,660
Gross profit	65,563	55,147	184,589	156,029
Operating expenses:
Research and development	16,899	12,501	50,431	38,182
Sales and marketing	17,009	15,489	51,489	50,698
General and administrative	9,106	9,040	29,961	29,731
Total operating expenses	43,014	37,030	131,881	118,611
Income from operations	22,549	18,117	52,708	37,418
Other income (expense), net:
Interest expense	(28)	(35)	(98)	(112)
Interest income	2,142	1,651	6,391	4,193
Other income (expense), net	(328)	(500)	(320)	(836)
Total other income, net	1,786	1,116	5,973	3,245
Income before income taxes	24,335	19,233	58,681	40,663
Provision (benefit) for income taxes	5,161	(4,236)	10,009	(2,241)
Net income	$19,174	$23,469	$48,672	$42,904
Net income per share:
Basic	$0.49	$0.60	$1.24	$1.10
Diluted	$0.47	$0.56	$1.17	$1.02
Weighted average shares used in computing net income per share:
Basic	39,014	39,170	39,099	38,907
Diluted	41,162	42,197	41,447	42,113

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$19,174	$23,469	$48,672	$42,904
Other comprehensive income (loss):
Available-for-sale marketable securities:
Change in net unrealized gain (loss) on marketable securities, net of tax	40	(85)	1,419	(427)
Reclassification adjustment for net realized gain (loss) included in net income	(18)	154	25	249
Total change in unrealized gain (loss) on marketable securities, net of tax	22	69	1,444	(178)
Cash flow hedges:
Change in net unrealized gain, net of tax	982	—	$1,423	$—
Reclassification adjustment for net realized gain (loss) included in net income	27	—	(10)	—
Total change in unrealized gain (loss) on cash flow hedges, net of tax	1,009	—	1,413	—
Other comprehensive income (loss), net of tax	1,031	69	2,857	(178)
Comprehensive income	$20,205	$23,538	$51,529	$42,726

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$48,672	$42,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,486	21,224
Bad debt expense	156	—
Loss on disposal of property and equipment	196	31
Stock-based compensation	25,163	22,672
Amortization of premiums and (accretion) of discounts on marketable securities	(1,402)	(586)
Deferred income taxes	7,296	(4,024)
Changes in operating assets and liabilities:
Accounts receivable	14,355	5,800
Prepaid expenses and other assets	(6,485)	(5,733)
Accounts payable	(1,336)	182
Accrued liabilities	1,275	5,803
Deferred revenues	15,413	12,351
Other non-current liabilities	160	(1,804)
Net cash provided by operating activities	126,949	98,820
Cash flows from investing activities:
Purchases of marketable securities	(259,286)	(242,056)
Sales and maturities of marketable securities	263,874	218,865
Purchases of property and equipment	(19,473)	(19,496)
Business combinations	(1,850)	(3,359)
Purchase of privately-held investment	(625)	(2,500)
Net cash used in investing activities	(17,360)	(48,546)
Cash flows from financing activities:
Repurchase of common stock	(73,877)	(46,542)
Proceeds from exercise of stock options	11,014	20,896
Payments for taxes related to net share settlement of equity awards	(10,864)	(12,010)
Principal payments under finance lease obligations	(1,273)	(1,203)
Net cash used in financing activities	(75,000)	(38,859)
Effect of exchange rate changes on cash and cash equivalents	—	(42)
Net increase in cash, cash equivalents and restricted cash	34,589	11,373
Cash, cash equivalents and restricted cash at beginning of period	42,226	87,791
Cash, cash equivalents and restricted cash at end of period	$76,815	$99,164

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Retained Earnings	Total Stockholders’ Equity
	Shares		Amount
Balances at December 31, 2018	39,015,034		$39		$330,572	$(586)		$27,964	$357,989
Net income	—		—		—	—		13,266	13,266
Other comprehensive income, net of tax	—		—		—	896		—	896
Issuance of common stock upon exercise of stock options	152,164		—		4,047	—		—	4,047
Repurchase of common stock	(94,090)		—		(1,129)	—		(6,742)	(7,871)
Issuance of common stock upon vesting of restricted stock units	99,601		—		—	—		—	—
Taxes related to net share settlement of equity awards	(38,877)		—		(3,367)	—		—	(3,367)
Stock-based compensation	—		—		8,443	—		—	8,443
Balances at March 31, 2019	39,133,832		39		338,566	310		34,488	373,403
Net income	—		—		—	—		16,232	16,232
Other comprehensive income, net of tax	—		—		—	930		—	930
Issuance of common stock upon exercise of stock options	192,687		—		4,944	—		—	4,944
Repurchase of common stock	(183,948)		—		(2,207)	—		(14,038)	(16,245)
Issuance of common stock upon vesting of restricted stock units	126,754		—		—	—		—	—
Taxes related to net share settlement of equity awards	(45,250)		—		(4,044)	—		—	(4,044)
Stock-based compensation	—		—		8,378	—		—	8,378
Balances at June 30, 2019	39,224,075		39		345,637	1,240		36,682	383,598
Net income	—	—	—	—	—	—		19,174	19,174
Other comprehensive income, net of tax	—		—		—	1,031	—	—	1,031
Issuance of common stock upon exercise of stock options	68,059		—		2,023	—		—	2,023
Repurchase of common stock	(603,417)		—		(7,240)	—		(42,521)	(49,761)
Issuance of common stock upon vesting of restricted stock units	103,206		—		—	—		—	—
Taxes related to net share settlement of equity awards	(41,120)		—		(3,453)	—		—	(3,453)
Stock-based compensation	—		—		8,411	—		—	8,411
Balances at September 30, 2019	38,750,803		39		345,378	2,271		13,335	361,023

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2017	38,598,117	$39	$304,155	$(574)	$39,924	$343,544
Adoption of revenue recognition standard	—	—	—	—	2,711	2,711
Net income	—	—	—	—	9,142	9,142
Other comprehensive loss, net of tax	—	—	—	(391)	—	(391)
Issuance of common stock upon exercise of stock options	285,997	—	7,933	—	—	7,933
Repurchase of common stock	(21,288)	—	(255)	—	(1,226)	(1,481)
Issuance of common stock upon vesting of restricted stock units	158,561	—	—	—	—	—
Taxes related to net share settlement of equity awards	(63,695)	—	(4,030)	—	—	(4,030)
Stock-based compensation	—	—	8,891	—	—	8,891
Balances at March 31, 2018	38,957,692	39	316,694	(965)	50,551	366,319
Net income	—	—	—	—	10,293	10,293
Other comprehensive income, net of tax	—	—	—	144	—	144
Issuance of common stock upon exercise of stock options	144,851	—	4,239	—	—	4,239
Repurchase of common stock	(235,539)	—	(2,826)	—	(15,049)	(17,875)
Issuance of common stock upon vesting of restricted stock units	184,008	—	—	—	—	—
Taxes related to net share settlement of equity awards	(65,214)	—	(4,904)	—	—	(4,904)
Stock-based compensation	—	—	7,023	—	—	7,023
Balances at June 30, 2018	38,985,798	39	320,226	(821)	45,795	365,239
Net income	—	—	—	—	23,469	23,469
Other comprehensive income, net of tax	—	—	—	69	—	69
Issuance of common stock upon exercise of stock options	611,431	—	8,721	—	—	8,721
Repurchase of common stock	(310,815)	—	(3,729)	—	(23,456)	(27,185)
Issuance of common stock upon vesting of restricted stock units	90,956	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35,881)	—	(3,075)	—	—	(3,075)
Stock-based compensation	—	—	6,902	—	—	6,902
Balances at September 30, 2018	39,341,489	39	329,045	(752)	45,808	374,140

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2019 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. Certain corrections have been made to the prior year disclosures of revenue by sales channel (Note 4) and property and equipment, net by geographic area (Note 13) to conform to current year presentation. These corrections have no effect on net income, total assets or stockholders’ equity as previously reported.

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

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. Dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated forward contracts), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated cash flow hedges). Open contracts are recorded within prepaid expenses and other current assets or accrued liabilities in

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from designated cash flow hedges are first accumulated in other comprehensive income ("AOCI") and then reclassified to revenue when the hedged item impacts the condensed consolidated statements of operations.

The cash flow effects of the Company's derivative contracts for the nine months ended September 30, 2019 were included within net cash provided by operating activities on its condensed consolidated statements of cash flows. As of September 30, 2019, the Company had €19.9 million and £9.8 million of notional amounts outstanding on designated cash flow hedges. The Company had no designated cash flow hedges as of September 30, 2018.

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

The Company has issued performance-based awards and accounts for these awards as stock-based compensation with multiple performance conditions. For these performance-based awards, the Company records compensation expense for only the performance milestones that are probable of being achieved, with such expense recorded on a straight-line basis over the expected vesting period. The Company reassesses performance-based estimates each reporting period and, if the estimated service period changes, the Company recognizes all remaining compensation expense over the remaining service period and, if the probability of achievement changes to or from “probable,” the Company recognizes the cumulative effect. For the three and nine months ended September 30, 2019, the Company recorded approximately $0.2 million and $0.7 million of stock-based compensation cost for these awards, respectively.

Internally Developed Software Costs

The Company capitalizes certain costs incurred to develop new internal-use software. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the application development stage. These capitalized costs are included in other noncurrent assets on the accompanying condensed consolidated balance sheets. Upon general release, such costs are amortized on a straight-line basis over an estimated useful life of three years. Amortization of internally developed software is recorded to cost of revenues. Capitalization of internally developed software cost was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. Unamortized cost for capitalized internally developed software was $1.6 million at September 30, 2019 and $1.2 million at December 31, 2018. Amortization expense for capitalized internally developed software was insignificant for the three and nine months ended September 30, 2019. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Cost Method Investments
In the second quarter of fiscal 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The investment has been accounted for using the cost method and included in other noncurrent assets on the accompanying condensed consolidated balance sheets. The Company's cost method investment is assessed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recorded any dividends or other-than-temporary impairment charges related to its cost method investment. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. During the three months ended June 30, 2019, the Company made an advance payment of $0.6 million to the investee for certain development work, which is recorded in other noncurrent assets on the condensed consolidated balance sheet. During the three months ended September 30, 2019, the Company made an additional investment of $0.6 million in a convertible security issued by this investee and recorded it in other current assets on the condensed consolidated balance sheet.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326) as modified by subsequently issued ASU No. 2018-19, 2019-04 and 2019-05, which introduces a new accounting model, Current Expected Credit Losses ("CECL"). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The ASUs are effective for the Company beginning in the first quarter of fiscal 2020. The adoption of the ASUs is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. The estimated fair value of commitments from prior acquisitions are determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. As of September 30, 2019, management estimated the fair value of such commitments to be zero. During the three months ended September 30, 2019, the Company made an investment of $0.6 million in a convertible security issued by its cost method investee. The estimated fair value of the investment was determined based on Level 3 inputs. As of September 30, 2019, management estimated that the fair value of the investment equaled its carrying value.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's cash and cash equivalents, and marketable securities consist of the following:

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$66,453	$—	$—	$66,453
Money market funds	249	—	—	249
Commercial paper	8,913	—	—	8,913
Total	75,615	—	—	75,615
Short-term marketable securities:
Commercial paper	3,386	—	—	3,386
Corporate bonds	30,038	70	(9)	30,099
Asset-backed securities	1,051	1	—	1,052
U.S. government agencies	187,654	235	(5)	187,884
Total	222,129	306	(14)	222,421
Long-term marketable securities:
Asset-backed securities	39,831	252	—	40,083
U.S. government agencies	27,874	382	—	28,256
Corporate bonds	32,376	242	(6)	32,612
Total	100,081	876	(6)	100,951
Total	$397,825	$1,182	$(20)	$398,987

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$40,913	$—	$—	$40,913
Money market funds	113	—	—	113
Total	41,026	—	—	41,026
Short-term marketable securities:
Commercial paper	3,237	—	—	3,237
Corporate bonds	30,906	—	(84)	30,822
Asset-backed securities	10,447	—	(15)	10,432
U.S. government agencies	203,734	9	(94)	203,649
Total	248,324	9	(193)	248,140
Long-term marketable securities:
Asset-backed securities	22,945	10	(28)	22,927
U.S. government agencies	18,804	—	(53)	18,751
Corporate bonds	35,322	3	(293)	35,032
Total	77,071	13	(374)	76,710
Total	$366,421	$22	$(567)	$365,876

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table shows the changes to AOCI related to available-for-sale marketable securities for the nine months ended September 30, 2019 (in thousands):

Unrealized Gain (Loss), net
AOCI for available-for sale marketable securities balance at December 31, 2018	$(545)
Change in net unrealized gain, net of tax	1,419
Amounts reclassified for net realized gain included in net income	25
Total change in unrealized gain (loss), net of tax	1,444
AOCI for available-for sale marketable securities balance at September 30, 2019	$899

The following table sets forth by level within the fair value hierarchy, the fair value of the Company's available-for-sale marketable securities measured on a recurring basis, excluding cash and money market funds:

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$12,299	$—	$12,299
U.S. government agencies	—	216,140	—	216,140
Corporate bonds	—	62,711	—	62,711
Asset-backed securities	—	41,135	—	41,135
Total	$—	$332,285	$—	$332,285

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Commercial paper	$—	$3,237	$—	$3,237
U.S. government agencies	—	222,400	—	222,400
Corporate bonds	—	65,854	—	65,854
Asset-backed securities	—	33,359	—	33,359
Total	$—	$324,850	$—	$324,850

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of marketable securities classified as available-for-sale by contractual, or effective, maturity:

	September 30, 2019
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$12,299	$—	$—	$12,299
U.S. government agencies	187,883	13,527	14,730	216,140
Corporate bonds	30,100	21,330	11,281	62,711
Asset-backed securities	1,052	14,824	25,259	41,135
Total	$231,334	$49,681	$51,270	$332,285

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Financial Instruments
Non-designated forward contracts

At September 30, 2019, the Company had four outstanding forward contracts with notional amounts of €9.0 million and £4.0 million. At December 31, 2018, the Company had two outstanding forward contracts with notional amounts of €16.0 million and £6.3 million.

Designated cash flow hedges

At September 30, 2019, the Company had 26 open designated cash flow hedge contracts with notional amounts of €19.9 million and £9.8 million. During the three and nine months ended September 30, 2019, the Company recorded unrealized FX gains related to these contracts in AOCI of $1.0 million and $1.4 million, respectively, net of tax. The Company did not have any unrealized FX gains or losses during the three and nine months ended September 30, 2018, respectively.

At December 31, 2018, the Company had two open designated cash flow hedge contracts with notional amounts of €12.9 million and £4.1 million. The unrealized foreign currency losses on these contracts were recorded in AOCI and were insignificant.

The following summarizes the gains (losses) recognized in other income (expense), net on the condensed consolidated statement of operations, from forward contracts and other foreign currency transactions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net gain (loss) from non-designated forward contracts	$642	$(61)	$720	$253
Other foreign currency transactions gain (loss)	(906)	(378)	(851)	(927)
Total foreign exchange gain (loss), net	$(264)	$(439)	$(131)	$(674)

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Computer equipment	$108,639	$93,530
Computer software	26,114	26,030
Furniture, fixtures and equipment	5,966	5,814
Finance leases - right of use asset	3,503	3,503
Scanner appliances	15,564	15,356
Leasehold improvements	16,579	16,439
Total property and equipment	176,365	160,672
Less: accumulated depreciation and amortization	(117,660)	(99,230)
Property and equipment, net	$58,705	$61,442

Physical scanner appliances and other computer equipment had a net carrying value of $5.0 million and $7.9 million at September 30, 2019 and December 31, 2018, respectively, including assets that had not been placed in service of $0.6 million and $1.8 million, respectively. Depreciation and amortization expense relating to property and equipment, including capitalized leases, was $6.2 million and $6.1 million for the three months ended September 30,

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2019 and 2018, respectively, and $18.9 million for each of the nine months ended September 30, 2019 and 2018, respectively. Accumulated depreciation under finance leases was $1.9 million at September 30, 2019.

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

Commission asset balances are as follows (in thousands):

	September 30, 2019	December 31, 2018
Commission asset, current	$1,975	$1,480
Commission asset, noncurrent	$6,090	$4,692

For the three months ended September 30, 2019 and 2018, the Company recognized $0.5 million and $0.3 million, respectively, of commission expense from amortization of its commission assets. For the nine months ended September 30, 2019 and 2018, the Company recognized $1.4 million and $0.8 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs.
The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenue of $31.3 million and $28.4 million was recognized during the three months ended September 30, 2019 and 2018, respectively, which amounts were included in the deferred revenue balances as of December 31, 2018 and 2017, respectively. Revenue of $144.6 million and $126.6 million was recognized during the nine months ended September 30, 2019 and 2018, respectively, which amounts were included in the deferred revenue balances as of December 31, 2018 and 2017, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's payment terms vary by the type and location of its customer and the products or services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2019 (in thousands):

Total Expected Revenue
2019 (remaining three months)	$20,017
2020	55,826
2021	27,277
2022	7,180
2023	1,439
2024 and thereafter	402
Total	$112,141

Revenues allocated to remaining performance obligations represents contracted revenues that have not yet been recognized, which include deferred revenue and the amounts that have been or will be invoiced and recognized as revenues in future periods from open contracts. Remaining performance obligations represent the transaction price of noncancelable orders for which service has not been performed and excludes unexercised renewals. The Company applied the short-term contract exemption to exclude the remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company concluded that its contracts did not contain a financing component.

Revenues by sales channel are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Direct	$47,997	$41,950	$136,708	$121,274
Partner	34,674	29,708	100,235	83,415
Total	$82,671	$71,658	$236,943	$204,689

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

The carrying values of intangible assets are as follows (in thousands, except for years):

				September 30, 2019
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	3.0	$26,356	$(8,570)	$17,786
Patent licenses	14	4.9	1,387	(897)	490
Total intangibles subject to amortization			$27,743	$(9,467)	18,276
Intangible assets not subject to amortization					40
Total intangible assets, net					$18,316

				December 31, 2018
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5	3.8	$25,456	$(4,085)	$21,371
Patent Licenses	14	5.9	1,387	(822)	565
Total intangibles subject to amortization			$26,843	$(4,907)	21,936
Intangible assets not subject to amortization					40
Total intangible assets, net					$21,976

Intangible asset amortization expense was $1.5 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $4.6 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2019, the Company expects amortization expense in future periods to be as follows (in thousands):

Amortization Expense
2019 (remaining three months)	$1,521
2020	6,081
2021	6,081
2022	4,427
2023	100
2024 and thereafter	66
Total expected future amortization expense	$18,276

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7.	Leases

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		September 30,
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease - right of use asset	$27,043
Finance lease assets	Property and equipment, net	1,591
Total lease assets		$28,634

Liabilities
Current
Operating	Operating lease liabilities, current	$6,937
Finance	Accrued liabilities	528
Noncurrent
Operating	Operating lease liabilities, noncurrent	30,696
Finance	Other noncurrent liabilities	85
Total lease liabilities		$38,246

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

The following are the minimum annual lease payments due under these leases at September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2019 (remaining three months)	$2,292	$443
2020	8,037	130
2021	6,530	54
2022	4,657	—
2023	4,298	—
2024 and thereafter	19,299	—
Total minimum lease payments	45,113	627
Less: amount representing interest	(7,480)	(14)
Present value of minimum payments	37,633	613
Less: current portion	(6,937)	(528)
Lease obligations, noncurrent	$30,696	$85

Lease expense was $1.8 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $5.3 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.
The weighted average remaining lease term and the weighted average discount rate of our leases were as follows:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	7.1
Finance leases	0.8
Weighted average discount rates
Operating leases	4.6%
Finance leases	5.0%

NOTE 8.	Commitments and Contingencies

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

as potential damages caused by limited product defects. To date, the Company has not incurred and has not recorded any liability in connection with such indemnifications.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

NOTE 9.	Stock-based Compensation

Equity Incentive Plans
2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 11.8 million shares of common stock as of September 30, 2019. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2019, 5.5 million shares were available for grant under the 2012 Plan.

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

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$577	$625	$1,674	$1,888
Research and development	2,831	1,937	7,875	5,754
Sales and marketing	1,459	1,163	3,590	3,669
General and administrative	3,516	3,033	12,024	11,361
Total stock-based compensation	$8,383	$6,758	$25,163	$22,672

As of September 30, 2019, the Company had $12.6 million of total unrecognized stock-based compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.2 years, and $46.3 million of unrecognized stock-based compensation cost related to unvested RSUs that it expects to recognize over a weighted-average period of 2.3 years. Compensation cost is recognized over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2018	3,429,309	$31.79	6.4	$149,935
Granted	260,175	$90.72
Exercised	(412,910)	$26.67
Canceled	(120,799)	$67.98
Balance as of September 30, 2019	3,155,775	$35.93	6.0	$130,529
Vested and expected to vest - September 30, 2019	3,010,578	$33.96	5.9	$129,358
Exercisable - September 30, 2019	2,464,112	$27.60	5.4	$118,835

Restricted Stock

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2018	1,226,883	$55.71
Granted	233,088	$83.41
Vested	(329,561)	$52.92
Canceled	(128,132)	$63.04
Balance as of September 30, 2019	1,002,278	$62.16
Outstanding and expected to vest - September 30, 2019	763,526	$60.77

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$19,174	$23,469	$48,672	$42,904
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,014	39,170	39,099	38,907
Effect of potentially dilutive securities:
Common stock options	1,783	2,463	1,882	2,555
Restricted stock units	365	564	466	651
Diluted	41,162	42,197	41,447	42,113
Net income per share:
Basic	$0.49	$0.60	$1.24	$1.10
Diluted	$0.47	$0.56	$1.17	$1.02

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Common stock options	462	167	408	129
Restricted stock units	51	39	53	18
	513	206	461	147

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11.	Stockholder's Equity
Share Repurchase Program
On February 5, 2018, the Company's board of directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. On October 30, 2018, the Company announced that the board of directors had authorized an increase of $100.0 million to the original share repurchase program authorization. On October 24, 2019, the Company's Board of Directors authorized an additional $100.0 million to the original share repurchase program authorization. Share repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan until October 30, 2020. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess of the cost of treasury stock that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to retained earnings.

During the nine months ended September 30, 2019, the Company repurchased 881,455 shares of its common stock for approximately $73.9 million. All share repurchases were made using cash resources. As of September 30, 2019, approximately $41.1 million remained available for share repurchases pursuant to the share repurchase program.

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

The Company recorded an income tax provision of $5.2 million and income tax benefit of $4.2 million for the three months ended September 30, 2019 and 2018, respectively, resulting in an effective tax rate of 21.2% and (22.1)%, respectively. The tax provision for the three months ended September 30, 2019 as compared to the tax benefit for the three months ended September 30, 2018 changed primarily due to an increase in pre-tax income and decrease in excess tax benefits from stock-based compensation in the current period.

The Company recorded an income tax provision of $10.0 million and income tax benefit of $2.2 million for the nine months ended September 30, 2019 and 2018, respectively, resulting in an effective tax rate of 17.1% and (5.5)%, respectively. The tax provision for the nine months ended September 30, 2019 as compared to the tax benefit for the nine months ended September 30, 2018 changed primarily due to an increase in pre-tax income and decrease in excess tax benefits from stock-based compensation in the current period.

As of September 30, 2019, the Company had unrecognized tax benefits of $8.0 million, of which $4.4 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2018, the Company had unrecognized tax benefits of $6.4 million, of which $3.5 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenues by geographic area, based on the location of the customer, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$53,132	$47,336	$152,457	$137,449
Foreign	29,539	24,322	84,486	67,240
Total	$82,671	$71,658	$236,943	$204,689

Property and equipment, net, by geographic area, are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
United States	$47,201	$51,587
Foreign	11,504	9,855
Total property and equipment, net	$58,705	$61,442

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

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);

•	Global IT Asset Management: Asset Inventory (AI)**, CMDB Sync (SYN), Certificate Inventory (CRI); and,

•	Cloud/Container Security: Cloud Inventory (CI)*, Cloud Security Assessment (CSA), Container Security (CS).
* free service
**paid and free service

Our VM solutions (including VM, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 73% of our revenues for the nine months ended September 30, 2019.

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the nine months ended September 30, 2019 and the corresponding period of 2018, approximately 64% and 67%, respectively, of our revenues were derived from customers in the United States. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Adjusted EBITDA	$39,210	$31,887	$103,211	$83,239
Percentage of revenues	47%	45%	44%	41%

The following unaudited table presents the reconciliation of net income to adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$19,174	$23,469	$48,672	$42,904
Depreciation and amortization of property and equipment	6,157	6,110	18,926	18,862
Amortization of intangible assets	1,520	864	4,560	2,361
Interest expense	28	35	98	112
Provision for income taxes	5,161	(4,236)	10,009	(2,241)
EBITDA	32,040	26,242	82,265	61,998
Stock-based compensation	8,383	6,758	25,163	22,672
Interest income and Other income (expense), net	(1,814)	(1,151)	(6,071)	(3,357)
Acquisition-related expense (1) (2) (3) (4)	601	38	1,854	1,926
Adjusted EBITDA	$39,210	$31,887	$103,211	$83,239

(1) For the three months ended September 30, 2019, includes $0.1 million and $0.5 million of compensation related to acquisitions in 2019 and 2018, respectively.
(2) For the nine months ended September 30, 2019, includes $0.6 million, $2.6 million and $0.1 million of compensation related to acquisitions in 2019, 2018 and 2017, respectively, offset by $1.4 million of reversals of previous obligations.
(3) For the three months ended September 30, 2018, includes $0.04 million of compensation related to acquisitions in 2017.
(4) For the nine months ended September 30, 2018, includes $1.9 million of compensation related to acquisitions in 2017.

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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Condensed Consolidated Statements of Operations data:
Revenues	$82,671	$71,658	$236,943	$204,689
Cost of revenues (1)	17,108	16,511	52,354	48,660
Gross profit	65,563	55,147	184,589	156,029
Operating expenses:
Research and development (1)	16,899	12,501	50,431	38,182
Sales and marketing (1)	17,009	15,489	51,489	50,698
General and administrative (1)	9,106	9,040	29,961	29,731
Total operating expenses	43,014	37,030	131,881	118,611
Income from operations	22,549	18,117	52,708	37,418
Other income (expense), net	1,786	1,116	5,973	3,245
Income before income taxes	24,335	19,233	58,681	40,663
Provision for income taxes	5,161	(4,236)	10,009	(2,241)
Net income	$19,174	$23,469	$48,672	$42,904

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenues	$577	$625	$1,674	$1,888
Research and development	2,831	1,937	7,875	5,754
Sales and marketing	1,459	1,163	3,590	3,669
General and administrative	3,516	3,033	12,024	11,361
Total stock-based compensation	$8,383	$6,758	$25,163	$22,672

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	100%	100%	100%	100%
Cost of revenues	21	23	22	24
Gross profit	79	77	78	76
Operating expenses:
Research and development	20	17	21	19
Sales and marketing	21	22	22	24
General and administrative	11	13	13	15
Total operating expenses	52	52	56	58
Income from operations	27	25	22	18
Other income (expense), net	2	2	3	2
Income before income taxes	29	27	25	20
Provision for income taxes	6	(6)	4	(1)
Net income	23%	33%	21%	21%

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Revenues	$82,671	$71,658	$11,013	15%	$236,943	$204,689	$32,254	16%

Revenues increased $11.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2018. Of the total increase of $11.0 million, $5.8 million was from customers in the United States and the remaining $5.2 million was from customers in foreign countries.

Revenues increased $32.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2018. Of the total increase of $32.3 million, $15.0 million was from customers in the United States and the remaining $17.2 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Cost of revenues	$17,108	$16,511	$597	4%	$52,354	$48,660	$3,694	8%

Cost of revenues increased $0.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to $0.7 million increase in amortization expenses related to acquired technology from our business acquisitions as well as increased third-party software license and equipment repair and maintenance expenses of $0.5 million resulting from our continued business growth. These increases were partially offset by a decrease in personnel expenses of $0.5 million driven by a higher proportion of employees in lower-cost locations.

Cost of revenues increased $3.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily a result of an increase of $2.2 million in amortization expense related to acquired technology resulting from our business acquisitions; increased data center and supply costs of $1.3 million; and increased third-party software license and equipment repair and maintenance expenses of $1.6 million resulting from our continued business growth. These increases were partially offset by a decrease of $0.2 million in stock-based compensation and personnel expenses of $1.1 million driven by a higher proportion of employees in lower-cost locations.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Research and development	$16,899	$12,501	$4,398	35%	$50,431	$38,182	$12,249	32%

Research and development expenses increased $4.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel expenses of $2.2 million driven by additional employees hired to support the growth of our business; an increase in acquisition-related expense of $0.6 million; an increase in stock-based compensation expense of $0.9 million; and an increase in allocation of overhead costs to the research and development department of $0.7 million related to the headcount increases.

Research and development expenses increased $12.2 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in personnel expenses of $6.1 million driven by additional employees hired to support the growth of our business; an increase in acquisition-related expense of $3.2 million offset by reversals of previous acquisition-related obligations of $1.4 million; an increase in allocation of overhead costs to the research and development department of $2.1 million related to the headcount increases; and increased stock-based compensation of $2.2 million.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$17,009	$15,489	$1,520	10%	$51,489	$50,698	$791	2%

Sales and marketing expenses increased $1.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase in personnel expenses of $1.1 million driven by additional employees hired to support the growth of our business as well as increased trade show related expenses of $0.4 million.

Sales and marketing expenses increased $0.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase in personnel expenses of $3.3 million driven by additional employees hired to support the growth of our business. This increase was offset by a decrease in acquisition-related expense of $1.8 million and a decrease of $0.7 million of allocated overhead costs due to a lower proportion of sales and marketing employees in the employee base.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$9,106	$9,040	$66	1%	$29,961	$29,731	$230	1%

General and administrative expenses for the three and nine months ended September 30, 2019 remained consistent with the same period a year ago.

Total Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Total other income (expense), net	$1,786	$1,116	$670	60%	$5,973	$3,245	$2,728	84%

Total other income (expense), net increased by $0.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an increase of $0.5 million related to higher interest income and accretion of discount from our marketable securities portfolio and a decrease in foreign exchange loss of $0.2 million.

Total other income (expense), net increased by $2.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to an increase of $2.2 million related to higher interest income and accretion of discount from our marketable securities portfolio and a decrease in foreign exchange loss of $0.5 million.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands, except percentages)
Provision (benefit) for income taxes	$5,161	$(4,236)	$9,397	(222)%	$10,009	$(2,241)	$12,250	(547)%
Effective Tax Rate	21.2%	(22.0)%			17.1%	(5.5)%

We recorded an income tax provision of $5.2 million and income tax benefit of $4.2 million for the three months ended September 30, 2019 and 2018, respectively.

We recorded an income tax provision of $10.0 million and income tax benefit of $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

The increase in income tax provision for the three and nine months ended September 30, 2019 is primarily due to an increase in pre-tax income and decrease in excess tax benefits from stock-based compensation for the period.

Liquidity and Capital Resources

At September 30, 2019, our principal source of liquidity was cash, cash equivalents, and marketable securities of $399.0 million, including $19.8 million held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We experienced positive cash flows from operations during each of the nine months ended September 30, 2019 and 2018. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$126,949	$98,820
Cash used in investing activities	(17,360)	(48,546)
Cash used in financing activities	(75,000)	(38,859)

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, cash flows from operating activities of $126.9 million primarily resulted from our net income of approximately $48.7 million, as adjusted for non-cash items including stock-based compensation of $25.2 million and depreciation and amortization expense of $23.5 million; and cash flows from working capital of $23.4 million mainly attributable to the continued growth in our deferred revenues and timing of customer payments.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, cash used in investing activities of $17.4 million was attributable to sales and maturities of marketable securities, net of purchases of $4.6 million offset by $19.5 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $1.8 million in cash in connection with our acquisition of the assets of Adya and an acquisition related holdback payment as well as $0.6 million to acquire a convertible security issued by our cost method investee.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, cash used in financing activities of $75.0 million was attributable to share repurchases of $73.9 million, the payment of employee payroll taxes related to the net share settlement of equity awards of $10.9 million, and principal payments under finance lease obligations of $1.3 million. These decreases were partially offset by the proceeds from the exercise of stock options of $11.0 million.

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

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers, office equipment and finance leases. The following table summarizes our contractual cash obligations, including future interest payments, at September 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Period
Contractual Obligations	Total	2019 (remaining three months)	2020-2021	2022-2023	2024 and thereafter
	(in thousands)
Operating lease obligations	$45,113	$2,292	$14,567	$8,955	$19,299
Finance lease obligations	$627	443	184	—	—
Purchase order obligations	22,091	14,444	7,434	213	—
Total	$67,831	$17,179	$22,185	$9,168	$19,299

On October 14, 2016, we entered into a lease agreement (included in the table above) for our new headquarters office facility. The lease payments commenced on May 1, 2018 and the lease has a ten-year term through April 2028. The total commitment of $38.6 million is payable monthly with escalating rental payments throughout the lease term. In connection with this lease, we provided the landlord with a $1.2 million standby letter of credit to secure our obligations through the end of the lease term, which was classified as restricted cash in the accompanying condensed consolidated balance sheets. As of September 30, 2019, the remaining commitment on this lease was $33.8 million.

Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the three and nine months ended September 30, 2019, we made payments on our operating lease obligations of $2.3 million and $6.5 million, respectively.

Finance lease obligations represent financing on data center storage equipment. During the three and nine months ended September 30, 2019, we made principal payments on our finance lease obligations of $0.4 million and $1.3 million, respectively.

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

The cash flow effects of our derivative contracts for the nine months ended September 30, 2019 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. As of September 30, 2019, the Company had €19.9 million and £9.8 million of notional amounts outstanding on designated cash flow hedges. During the three and nine months ended September 30, 2019, the Company recorded unrealized foreign currency translation gains related to these contracts in AOCI of $1.0 million and $1.4 million, respectively, net of tax. The Company did not have any unrealized FX gains or losses during the three and nine months ended September 30, 2018, respectively. The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $399.0 million in cash, cash equivalents and marketable securities at September 30, 2019. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, and commercial paper. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 73% of our revenues from subscriptions to our VM solutions for the nine months ended September 30, 2019.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;

•	publicity regarding security breaches generally and the level of perceived threats to IT security;

•	expenses associated with our existing and new products and services;

•	changes in customer renewals of our solutions;

•	the extent to which customers subscribe for additional solutions;

•	actual or perceived seasonal buying patterns of our customers;

•	security breaches, technical difficulties or interruptions with our service;

•	changes in the growth rate of the IT security and compliance market;

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

We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our solutions, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. Because our operations involve providing IT security solutions to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss or alteration of information, litigation, regulatory actions and investigations and possible liability. Any such actual or perceived security breach or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

Although we maintain insurance coverage that may be applicable to certain liabilities in the event of a security breach or other security incident, we cannot be certain that our insurance coverage will be adequate for liabilities that actually are incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results and reputation.

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

Further, our solutions sometimes are tested against other security products, and may fail to perform as effectively, or to be perceived as performing as effectively, as competitive products for any number of reasons, including misconfiguration. To the extent current or potential customers, channel partners, or others believe there has been an occurrence of an actual or perceived failure of our solutions to detect a vulnerability or otherwise to function as effectively as competitive products in any particular test, or indicates our solutions do not provide significant value, our business, competitive position, and reputation could be harmed.

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

Our solutions are deployed in a wide variety of IT environments, including large-scale, complex infrastructures. If our customers are unable to implement our solutions successfully, customer perceptions of our platform and solutions may be impaired or our reputation and brand may suffer. Our customers have in the past inadvertently misused our solutions, which triggered downtime in their internal infrastructure until the problem was resolved. Additionally, any failure to implement and configure our solutions correctly may result in our solutions failing to detect vulnerabilities or compliance issues, or otherwise to perform effectively, and may result in disruptions to our customers’ IT environments and businesses. Any misuse of our solutions, including any failure to implement and configure them appropriately, could result in disruption to our customers’ businesses, customer dissatisfaction, negative impacts on the perceived reliability or effectiveness of our solutions, and claims and litigation, and may result in negative press coverage, negative effects on our reputation and competitive position, a loss of sales, customers, and channel partners, and harm our financial results.

Undetected software errors or flaws in our solutions could harm our reputation, decrease market acceptance of our solutions, or result in liability.

Our solutions may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new solutions and solution upgrades and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release of these solutions. Since our customers use our solutions for security and compliance reasons, any errors, defects, disruptions in service or other performance problems with our solutions, or any other failure of our solutions to detect vulnerabilities or compliance problems or otherwise to perform effectively, may result in disruptions or damage to the business of our customers, including security breaches or compliance failures. Additionally, any such issues, or the perception that they have occurred, whether or not relating to any actual or perceived error or defect in our solutions, could hurt our reputation and competitive position and we may incur significant costs, the attention of key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew, we could face a loss of sales, customers, and channel partners, and other significant problems with our relationships with customers and channel partners may arise. We may also be subject to liability claims for damages related to actual or perceived errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business, competitive and financial position, and operating results.

Although we maintain insurance coverage that may be applicable to certain liabilities in connection with these matters, we cannot be certain that our insurance coverage will be adequate for liabilities that actually are incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results and reputation.

Our solutions could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy and other data handling concerns could result in additional cost and liability to us or inhibit sales of our solutions.

We collect the names and email addresses of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply.

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the General Data Protection Regulation, or GDPR. This regulation, which took effect in May of 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA creates a private right of action for statutory damages for certain breaches of information. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019. Aspects of the CCPA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the June 2016 vote by United Kingdom voters to approve an exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes, and it remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, replacing a prior program that was invalidated. We have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework. The EU-U.S. Privacy Shield Framework is subject to legal challenge, however, and it or the Swiss-U.S. Privacy Shield Framework may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents.

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

In addition, as of September 30, 2019, approximately 67% of our employees were located outside of the United States, and 58% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2016 to 2018, our revenues grew from $197.9 million to $278.9 million. Our headcount increased from 510 employees at the beginning of 2016 to 1,277 employees as of September 30, 2019. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2019, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities, may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. Dollar and we generate a majority of our revenues in U.S. Dollars. However, for the nine months ended September 30, 2019, we incurred approximately 20% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2019, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. Dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. Dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of September 30, 2019, we had seventeen issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.

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

As of September 30, 2019, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 31% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2019, we had approximately 38.8 million shares of our common stock outstanding.

In addition, as of September 30, 2019, there were approximately 1.0 million restricted stock units and options to purchase approximately 3.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2019, we had an aggregate of 5.5 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program, which was increased by an additional $100.0 million in October of 2018 and an additional $100.0 million in October 2019. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the nine months ended September 30, 2019, we repurchased 881,455 shares of our common stock for an aggregate purchase price of approximately $73.9 million.

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

On February 5, 2018, our board of directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. On October 30, 2018, we announced that our board of directors had authorized an increase of $100.0 million to the original share repurchase program authorization. On October 24, 2019, the Company's Board of Directors authorized an additional $100.0 million to the original share repurchase program authorization. Share repurchases may be effected from time to time through open market purchases or pursuant to a Rule 10b5-1 plan until October 30, 2020. During the three months ended September 30, 2019, we repurchased 603,417 shares of common stock for approximately $49.8 million. All share repurchases were made using cash resources. As of September 30, 2019, approximately $41.1 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during three months ended September 30, 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1, 2019 - July 31, 2019	—	$—	—	$90,841,793
August 1, 2019 - August 31, 2019	603,417	$82.47	603,417	$41,079,878
September 1, 2019 - September 30, 2019	—	$—	—	$41,079,878
Total	603,417		603,417

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on October 30, 2019.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman, President and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial and accounting officer)