Form 10-K
period 2019-12-31
QUALYS, INC.
filed 2020-02-21
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Annual Period Ended December 31, 2019
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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No o
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No  o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  x    No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	x	Accelerated filer	o	Non-accelerated filer	o	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  xA
As of June 30, 2019, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $2,505 million based on the last reported sale price of the registrant's common stock on June 30, 2019. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the Registrant's common stock outstanding as of February 13, 2020 was 39,092,443 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

Qualys, Inc.

PART I
Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as "anticipates," "believes," "contemplates," "continue," "could," "estimates," "expects," "future," "intends," "likely," "may," "plans," "potential," "predicts," "projects," "seek," "should," "target," or "will," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The results, events and circumstances reflected in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in Part I, Item 1A (Risk Factors) of this Annual Report and those discussed in other documents we file with the U.S. Securities and Exchange Commission (SEC). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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
Overview
We are a pioneer and leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions. Our integrated suite of IT, security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to: 1) identify and manage their IT assets across on-premises, endpoints, cloud, containers, and mobile environments; 2) collect and analyze large amounts of IT security data; 3) discover and prioritize vulnerabilities; 4) recommend and implement remediation actions; and 5) verify the implementation of such actions. This helps organizations protect their systems and applications from ever-evolving cyber-attacks and helps achieve compliance with internal policies and external regulations.
Our cloud solutions address the growing IT, security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.
IT infrastructures are more complex and globally-distributed today than ever before, as organizations of all sizes increasingly rely upon a myriad of interconnected information systems and related IT assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving digital technologies intended to improve organizations’ operations can also increase vulnerability to cyber-attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud-based IT, security and compliance solutions delivered in a single platform.
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

•
Seamless scaling. Our cloud platform is a scalable, comprehensive, and end-to-end solution for the IT, security and compliance needs of our customers. Our customers can seamlessly add new coverage, users and services after they have deployed our platform.

•	Up to date resources. Qualys has one of the largest knowledge bases of vulnerability signatures in the industry. All security updates are made in real-time.

•	Data stored securely. Data is securely stored and processed in a multi-tiered architecture of load-balanced servers. Our encrypted databases are physically and logically secured.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Indication of Compromise (IOC);

•
Compliance Monitoring: Policy Compliance (PC), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Configuration Assessment (SCA), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);

•	Global IT Asset Management: Global IT Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and,

•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security
(CS).
We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access each of our cloud solutions. We generally invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience significant revenue growth from our existing customers as they renew and purchase additional subscriptions, as well as from the addition of new customers to our cloud platform.
Our Qualys Cloud Platform is currently used by over 15,700 customers, including active subscribers of our free services, in more than 133 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased to $321.6 million in 2019 from $278.9 million in 2018 and $230.8 million in 2017. Our VM solutions (including VM, CM, TP, Cloud Agent for VM, CS, CRI, allocated scanner revenue and Qualys Private Cloud Platform) have provided a majority of our revenues to date, representing 73% of total revenue in 2019, and 74% of total revenues in each of 2018 and 2017.

Our Platform
Our cloud platform consists of a suite of IT security, compliance monitoring, web application security, global IT asset management and cloud and container security solutions, which we refer to as the Qualys Cloud Apps, that leverages our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure. We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud platform.
Our cloud platform utilizes physical and virtual sensors, and cloud agents that provide our customers with continuous visibility enabling customers to respond to threats immediately. Customers can extend visibility to all known IT infrastructure using our Out-of-Band Configuration Assessment sensor for systems that are air-gapped or otherwise difficult to assess.
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

Qualys Cloud Platform

Scalable, Extensible, Micro-services, DevOps

Integrated Suite of Applications
AI
VM
CM
TP
FIM
PC
PCI
SAQ
IOC
WAS
WAF
SYN
...
UI Portal
php
API
Application Services / Shared Services / Stream & Batch Processing / Reporting / Analytics
redis
Service
Service
redis
Service
redis
Service
...
ceph
Service
php
Qualys Streaming Data Backbone
kafka
Cloud Agents
Passive Scanners
Scanners Appliances
Virtual Scanners
Internet Scanners

Our cloud platform is delivered to our customers via our shared platform offering from our global data centers, or via our private platform offering, Qualys Private Cloud Platform (PCP), for customers or partners that want the platform to reside within the customer's data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and is physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. We also offer our PCP as a subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software. We also offer Private Cloud Platform Appliance (PCPA), an on-premises IT, security and compliance solution packaged in a form-factor for medium-sized companies.

Qualys Core Services
Our core services enable integrated workflows, management and real-time analysis and reporting across all of our IT, security and compliance solutions for our customers inside their organizations, on the perimeter, on endpoints or in the cloud.
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
The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as IT, security, compliance monitoring, web application security, global IT asset management and cloud and container security solutions.
From inception through December 31, 2018, we have added the following Cloud Apps: VM, PC, PCI, WAS, WAF, CM, SYN, SAQ, TP, FIM, IOC, AI, SCA, CS, CI, CSA, and CRI. In 2019, we introduced Patch Management (PM) and a free version of Global IT Asset Discovery and Inventory.
We believe that our applications are easy to use and provide our customers with a high level of control because our applications are part of one platform, share a common user interface, utilize the same scanners and agents, access the same collected data, and leverage the same user permissions.
Our customers can subscribe to one or more of our IT, security and compliance Apps based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional Qualys solutions. We offer four editions of our Qualys Cloud Apps: Enterprise for large enterprises, Express for medium-sized businesses, Express Lite for small-sized businesses, and Consulting Edition for consultants, consulting organizations and Managed Service Providers (MSPs).
Many of our customers use multiple Cloud Apps to develop a more complete understanding of their respective environment’s IT, security and compliance posture. The Qualys Cloud Platform currently provides the following Cloud Apps to our customers:

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
Patch Management (PM): PM provides automated patch deployment capabilities by correlating vulnerabilities and patches. It continuously gathers and uploads telemetry about installed software, open vulnerabilities and missing patches to the Qualys Cloud Platform. The resulting shared visibility of assets and their posture enables IT and security teams to collaborate using common vulnerability-centric terminology and provides a consistent data set to analyze, prioritize, deploy and verify patches more efficiently.
Indication of Compromise (IOC): IOC delivers threat hunting, detects suspicious activity, and confirms the presence of known and unknown malware for devices both on and off the network. From its single console, customers can monitor current and historical system activity for all on-premises servers, user endpoints, and cloud instances - even for assets that are currently offline or have been re-imaged by IT. IOC utilizes the Cloud Agent to capture endpoint activity on files, processes, mutant handles, registries, and network connections, and uploads the data to the Qualys Cloud Platform for storage, processing, and query. IOC 2.0, which was released in 2019, now provides enhanced attack detection, investigation, and response capabilities for security analysts, incident responders, and managed security service providers.

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
Security Assessment Questionnaire (SAQ): SAQ automates and streamlines third-party and internal risk assessment processes, obviating the need to perform such processes manually via email and spreadsheets. SAQ easily designs surveys to assess procedural controls of IT and security policies and practices. SAQ automates the launch and monitoring of assessment campaigns, making the process agile, accurate, comprehensive, centralized, scalable and uniform across an organization. SAQ also provides tools for displaying, analyzing and acting on collected data, enabling the assessment of compliance with industry standards, regulations and internal policies of third parties, like vendors and partners, and of employees.
Out-of-Band Configuration Assessment (OCA): The OCA sensor and Cloud App allows customers to achieve complete visibility of all known IT infrastructure by pushing vulnerability and configuration data to the Qualys Cloud Platform from systems that are otherwise difficult to assess, such as highly locked-down systems, systems on disconnected or “air gap” networks, or in environments that are highly sensitive to scans. OCA’s expanded data collection approach significantly broadens the types of technologies supported by the Qualys Cloud Platform and provides deeper assessment of configuration so that customers have better visibility into potentially critical vulnerabilities and misconfigurations across their entire environment.

Web Application Security
Web Application Scanning (WAS): WAS continuously discovers and catalogs web applications – including new and unknown ones – and detects vulnerabilities and misconfigurations in web apps and APIs. Scaling to thousands of scans, it conducts incisive, thorough and precise testing of browser-based web apps, mobile app backends, and Internet of things (IoT) services. Its seamless integration with the Qualys Web Application Firewall (WAF) enables verification of attack protection and one click mitigation of vulnerabilities. WAS' powerful API enables integration with other systems and allows teams to detect issues within DevOps environments early in the application development process. Bundled malware detection capability with WAS uses reputational, behavioral, antivirus, and heuristic analyses to identify and alert on malware infecting a user's websites. By Integrating WAS with manual testing tools and bug bounty solutions, customers can build a comprehensive web application vulnerability testing program.
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

Global IT Asset Management
Global IT Asset Inventory (AI): AI constantly gathers information on all assets, including system and hardware details, running services, open ports, installed software and user accounts. Asset discovery and inventory collection is done through a combination of Qualys network scanners, Cloud Agents and passive scanners, which together collect comprehensive data from on-premises or cloud infrastructure as well as remote endpoints. In order to create consistent and uniform asset data, AI normalizes raw discovery data to standardize every manufacturer name, product name, model and software version using Qualys’ ever-evolving technology catalog as a reference. This catalog automatically extends IT asset inventory with non-discoverable metadata such as hardware and software release dates, end of life dates, and license categories. This new data layer allows teams to detect issues such as unauthorized software, outdated hardware or end-of-life software, which can help properly tag, support, and secure business-critical assets. Additionally, customers can sync their asset information with ServiceNow CMDB.
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
Certificate Inventory (CRI): CRI continuously scans global IT assets from a single console to discover internal and external certificates issued from any certificate authority across all enterprise IT assets, both on premise and in the cloud. As a result, certificates can be renewed before they expire, which stops certificate-related outages and improves availability. It collects all certificate, vulnerability and configuration data required for certificate inventory and analysis. CRI also reveals how many certificates are out of compliance or do not follow organizational policies for key length, for signature algorithms or for the use of trusted and approved Certificate Authorities through the use of highly customizable dashboards and provides users a comprehensive overview of Qualys SSL Labs-caliber certificate grades for internal and externally facing certificates.

Cloud / Container Security
Cloud Inventory (CI): CI delivers continuous visibility into public cloud accounts. In one single-pane view, it inventories virtual machines, storage buckets, databases, security groups, Access Control Lists (ACLs), Elastic Load Balancers (ELBs) and users – across all regions, multiple accounts and multiple cloud platforms. CI continuously tracks assets and enables users to quickly understand the topography of their cloud environment and uncover the root cause of incidents.
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

Free Services
We also offer organizations of all sizes free security and compliance services based on the Qualys Cloud Platform:

•
Qualys Global IT Asset Discovery and Inventory app automatically creates a continuous, real-time inventory of known and unknown assets throughout a user's global IT footprint across on-premises, endpoints, multi-cloud, mobile, containers, OT and IoT. The app also automatically normalizes and categorizes assets to ensure clean, reliable, and consistent data. In-depth asset details provide fine-grained visibility on the system, services, installed software, network, and users. It also detects any device that connects to a user's networks, via passive scanning technology. Upon an unknown device detection, users can install a light-weight Qualys self-updating agent (3MB) to turn the device into a managed device or launch a vulnerability scan.

•
Qualys Community Edition automatically gathers and analyzes security and compliance data from hybrid IT environments to provide a complete, continuously updated, and instant view of monitored IT assets on-premises or in the cloud, as well as web apps, from a single-pane-of-glass interface. The Community Edition is limited to one user with data retention for three months.

•
Qualys CloudView continuously discovers and tracks assets and resources across public cloud deployments to provide users both real-time and historical views of cloud inventory. It collects metadata about cloud assets and resources to help users understand the relationships between public cloud assets and resources across different dimensions and then discover their threat posture based on those attributes and relationships. CloudView is limited to three accounts per public cloud platform.

•
Qualys CertView inventories and assesses all Internet-facing certificates to generate SSL/TLS configuration grades, identifies the certificate issuer and tracks certificate expirations to help stop expired and expiring certificates from interrupting critical business functions.

Our Growth Strategy
We intend to strengthen our leadership position as a trusted provider of cloud-based IT, security and compliance solutions. The key elements of our growth strategy are:

•
Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. From inception through December 31, 2018, we have added the following Cloud Apps: VM, PCI, PC, WAS, WAF, CM, SYN, SAQ, TP, FIM, IOC, AI, SCA, CS, CI, CSA, and CRI. In 2019, we introduced Patch Management (PM) and a free version of Global IT Asset Discovery and Inventory.

•
Expand the use of our suite of solutions by our large and diverse customer base. With more than 15,700 customers, including active subscribers of our free services, across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Because our customers typically initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions or choose to adopt additional solutions from our integrated suite of IT, security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

•
Drive new customer growth and broaden our global reach. We are pursuing new customers by targeting key accounts, releasing free IT, security and compliance services and expanding both our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions. We intend to expand our relationships with key security consulting organizations, managed security service providers and value-added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our private cloud offering within their data centers, helping us expand our reach in new markets and new geographies.

•
Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based IT, security and compliance solutions. In 2019, we acquired the software assets of Adya Inc. (Adya), enabling Qualys to provide companies of all sizes with the ability to consolidate administration of their Software as a Service (SaaS) applications into one console, manage license costs across SaaS applications, set and enforce security policies in one place and report and audit on all activity with a single tool. In 2018, we acquired the software assets of 1Mobility Private Limited (1Mobility), a Singapore based company, allowing Qualys to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that are compromised or out-of-compliance. In 2018, we also acquired Layered Insight (Layered Insight), a provider of container native application protection, delivering insight into container images, adaptive analysis of running containers, and automated enforcement of the container environments.

Our Customers
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2019, we had over 15,700 customers, including active subscribers of our free services, in more than 133 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2019, 2018 and 2017, no one customer accounted for more than 10% of our revenues. In 2019, 2018 and 2017, 64%, 67% and 70%, respectively, of our revenues were derived from customers in the United States based on our customers billing address. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Sales and Marketing

Sales
We market and sell our IT, security and compliance solutions to customers directly through our sales teams as well as indirectly through our network of channel partners.
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

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT, security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Accenture, BT Managed Security, Cognizant Technology Solutions, Deutsche Telekom, DXC Technology, Fujitsu, Hindustan Computers Limited (HCL) Technologies, International Business Machines (IBM), Infosys, Nippon Telegraph and Telephone Corporation (NTT), Optiv, SecureWorks, Tata Communications, Verizon and Wipro. Qualys has also established strategic partnerships with leading cloud providers like Amazon Web Services, Microsoft Azure and the Google Cloud Platform.
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2019, 2018 and 2017, 42%, 41% and 39%, respectively, of our revenues were generated by channel partners.

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
Customer Support
Qualys Support delivers 24x7x365 day customer technical support from global centers located in Foster City, California; Raleigh, North Carolina; and Pune, India. We recruit senior level technical personnel and trained subject matter experts who work closely with engineering and operations personnel to resolve issues quickly. Our IT, security and compliance solutions can be deployed easily and are designed to be implemented and operated without the need for significant professional services. We also offer various training programs as part of our subscriptions to all of our customers. In addition, we leverage the insights drawn from our customers to further improve the functionality of our IT, security and compliance solutions. Our mission is to ensure customer satisfaction and play a critical role in retaining and expanding our customer base.
Research and Development and Operations
We devote significant resources to maintain, enhance and add new functionality to our Qualys Cloud Platform and the integrated suite of solutions that we offer. Our development organization consists of agile engineering teams with substantial security expertise in specific areas of our solutions. In addition to our development teams, we also built a sophisticated research team focused on identifying threats and developing signatures for vulnerabilities and compliance checks so that we can provide our customers with daily updates and enable them to scan their assets for the latest threats. We conduct our research and development in the United States, France and India, which gives us access to some of the best research and engineering talent in the world. Our focus remains to attract engineering talent as we continue to add new solutions and improve existing ones.
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

Manufacturing Agreement
Our physical appliances are provided by SYNNEX Corporation (SYNNEX), pursuant to a manufacturing services agreement dated March 1, 2011. Under this agreement, SYNNEX manufactures, assembles and tests our physical scanner appliances. This agreement is automatically renewed annually, unless terminated (i) at any time upon the mutual written agreement of us and SYNNEX, (ii) by either party upon 90 days or more written notice, (iii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iv) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.
Data Center Agreements
Our data center operations are provided by large third-party data center vendors and are located in the United States, Canada, Switzerland, the Netherlands and India. Our data center agreements have varying terms through 2022.
Competition
The expanding capabilities of our IT, security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT, security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, Forescout Technologies, International Business Machines, Micro Focus International, Rapid7, Palo Alto Networks, and Tenable Holdings, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Imperva, McAfee, Tanium, Trustwave Holdings, Venafi, and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
We believe that the principal competitive factors affecting our markets include product functionality, breadth of product offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. We believe that our suite of solutions generally competes favorably with respect to these factors. However, many of our primary competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do.
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2019, we have eighteen issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean in 2010. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing the Qualys Cloud Platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Employees
As of December 31, 2019, we had 1,289 full-time employees, including 659 in research and development, 267 in sales and marketing, 236 in operations and customer support and 127 in general and administrative. As of December 31, 2019, we had 389 employees in the United States and 900 employees internationally. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries have collective bargaining arrangements at the national level. We believe our employee relations are good and we have not experienced any work stoppages. As of December 31, 2019, approximately 70% of our employees were located outside the United States, with 61% of our employees located in Pune, India.

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
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website, www.qualys.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's website, www.sec.gov.

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
We derived approximately 73%, 74% and 74% of our revenues from subscriptions to our VM solutions for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;

•	publicity regarding security breaches generally and the level of perceived threats to IT security;

•	expenses associated with our existing and new products and services;

•	changes in customer renewals of our solutions;

•	the extent to which customers subscribe for additional solutions;

•	seasonal buying patterns of our customers;

•	security breaches, technical difficulties or interruptions with our service;

•	changes in the growth rate of the IT, security and compliance market;

•
the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our solutions;

•	decisions by potential customers to purchase IT, security and compliance products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenues;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	failure of our products and services to operate as designed;

•	price competition;

•	the length of our sales cycle for our products and services;

•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;

•	timely invoicing or changes in billing terms of customers;

•	timing of deals signed within the quarter;

•	pace and cost of hiring employees;

•	changes in foreign currency exchange rates;

•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;

•	future accounting pronouncements or changes in our accounting policies;

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
For example, a Data Protection Act that substantially implements the European Union’s General Data Protection Regulation (GDPR) was implemented in the United Kingdom in May 2018, and "Brexit" could also lead to further legislative and regulatory changes. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.
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
The IT, security and compliance market is characterized by rapid technological advances, customer price sensitivity, short product and service life cycles, intense competition, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards and regulatory mandates. Any of these factors could create downward pressure on pricing and gross margins, and could adversely affect our renewal rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance existing solutions, introduce new solutions on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards and business models. We must also continually change and improve our solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, data center architectures, programming tools and computer language technology.
We may not be able to anticipate future market needs and opportunities or develop enhancements or new solutions to meet such needs or opportunities in a timely manner or at all. The market for cloud solutions for IT, security and compliance continues to evolve, and it is uncertain whether our new solutions will gain market acceptance.
Our solution enhancements or new solutions could fail to attain sufficient market acceptance for many reasons, including:

•	failure to timely meet market demand for product functionality;

•	inability to identify and provide intelligence regarding the attacks or techniques used by cyber-attackers;

•	inability to inter-operate effectively with the database technologies, file systems or web applications of our prospective customers;

•	defects, errors or failures;

•	delays in releasing our enhancements or new solutions;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of products by our competitors;

•	poor business conditions, causing customers to delay IT, security and compliance purchases;

•	easing or changing of external regulations related to IT, security and compliance; and

•	reluctance of customers to purchase cloud solutions for IT, security and compliance.
Furthermore, diversifying our solutions and expanding into new IT, security and compliance markets will require significant investment and planning, require that our research and development and sales and marketing organizations develop expertise in these new markets, bring us more directly into competition with IT, security compliance providers that may be better established or have greater resources than we do, require additional investment of time and resources in the development and training of our channel partners and entail significant risk of failure.
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
We will need to increase the revenues that we derive from our current and future solutions other than VM for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Web Application Scanning, Web Application Firewall, CMDB Sync, Security Assessment Questionnaire, File Integrity Monitoring, Indication of Compromise, Global IT Asset Inventory, Security Configuration Assessment, Cloud Security Assessment and Patch Management have been relatively modest compared to revenues from our VM solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

If the market for cloud solutions for IT, security and compliance does not evolve as we anticipate, our revenues may not grow and our operating results would be harmed.
Our success depends to a significant extent on the willingness of organizations to increase their use of cloud solutions for their IT, security and compliance. To date, some organizations have been reluctant to use cloud solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If other cloud service providers experience security incidents, loss of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole, including our solutions, may be negatively impacted. Moreover, many organizations have invested substantial personnel and financial resources to integrate on-premise software into their businesses, and as a result may be reluctant or unwilling to migrate to a cloud solution. Organizations that use on-

premise security products, such as network firewalls, security information and event management products or data loss prevention solutions, may also believe that these products sufficiently protect their IT infrastructure and deliver adequate security. Therefore, they may continue spending their IT security budgets on these products and may not adopt our IT, security and compliance solutions in addition to or as a replacement for such products.
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
The timing of sales of subscriptions for our solutions can be difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large transactions. We sell subscriptions to our IT, security and compliance solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, which has also made our sales cycle long and unpredictable. The length of the sales cycle for our solutions typically ranges from six to twelve months but can be more than eighteen months. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenues, which could harm our business.

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

Our IT, security and compliance solutions are delivered from six data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
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
We have a limited operating history, particularly in certain markets and solution offerings, and we believe that we need to continue to develop market awareness in the IT, security and compliance market. Market awareness of our capabilities and solutions is essential to our continued growth and success in all of our markets, particularly for the large enterprise, service provider and government markets. If our marketing programs are not successful in creating market awareness of our company and our full suite of solutions, our business, financial condition and results of operations may be adversely affected, and we may not be able to achieve our expected growth.

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
We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, Forescout Technologies, International Business Machines, Micro Focus International, Rapid7, Palo Alto Networks, and Tenable Holdings, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Imperva, McAfee, Tanium, Trustwave Holdings, Venafi, and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
We generate a portion of our revenues from solutions that help organizations achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our IT, security and compliance solutions to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, or the PCI Council, which apply to companies that store cardholder data. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact the demand for or value of our solutions.
If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to assist with or expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to products offered by our competitors. In addition, if regulations and standards related to data security, vulnerability management and other IT, security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In any of these cases, our revenues and operating results could be harmed.

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
The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. Dollars, Euros, British Pounds, Canadian Dollars, Japanese Yen and Indian Rupee, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and profitability.

If our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.
If our solutions fail to detect vulnerabilities in our customers’ IT infrastructures, or if our solutions fail to identify and respond to new and increasingly complex methods of attacks, our business and reputation may suffer. There is no guarantee that our solutions will detect all vulnerabilities. Additionally, our IT, security and compliance solutions may falsely detect vulnerabilities or threats that do not actually exist. For example, some of our solutions rely on information on attack sources aggregated from third-party data providers who monitor global malicious activity originating from a variety of sources, including anonymous proxies, specific IP addresses, botnets and phishing sites. If the information from these data providers is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability or usability of our solutions and may therefore adversely impact market acceptance of our solutions and could result in negative publicity, loss of customers and sales, increased costs to remedy any incorrect information or problem, or claims by aggrieved parties. Similar issues may be generated by the misuse of our tools to identify and exploit vulnerabilities.
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

Undetected software errors or flaws in our solutions could harm our reputation, decrease market acceptance of our solutions or result in liability.
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
These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the GDPR. This regulation, which took effect in May of 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on February 7, 2020. Aspects of the CCPA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the

GDPR, but the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes, it remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, replacing a prior program that was invalidated. We have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework. The EU-U.S. Privacy Shield Framework is subject to legal challenge, however, and it or the Swiss-U.S. Privacy Shield Framework may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents.
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
In addition, as of December 31, 2019, approximately 70% of our employees were located outside of the United States, and 61% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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
We have experienced significant growth over the last several years. From 2017 to 2019, our revenues grew from $230.8 million to $321.6 million, and our headcount increased from 684 employees at the beginning of 2017 to 1,289 employees as of December 31, 2019. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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
Growth forecasts relating to the expected growth in the market for IT, security and compliance and other markets are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, forecasts of market growth should not be taken as indicative of our future growth.

We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.
Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2019, 2018 and 2017, we derived approximately 42%, 41% and 39%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
Our reporting currency is the U.S. Dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2019, we incurred approximately 25% of our expenses outside of the United States in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2019, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. Dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. Dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.
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
As of December 31, 2019, we had 18 issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.
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
Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to state and international jurisdictions for which we may not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.

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
We are required under accounting principles generally accepted in the United States (U.S. GAAP) to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit stock-based compensation that we might otherwise offer to current or potential employees, thereby potentially harming our ability to attract or retain highly skilled personnel. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information, which could result in a diversion of management's time and our resources.

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
Government entities have historically been particularly concerned about adopting cloud-based solutions for their operations, including security solutions, and increasing sales of subscriptions for our solutions to government entities may be more challenging than selling to commercial organizations. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. We have invested in the creation of a cloud offering certified under the Federal Information Security Management Act for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and any such termination may adversely impact our future results of operations. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, a reduction of revenues or fines or civil or criminal liability if the audit uncovers improper or illegal activities. Any such penalties could adversely impact our results of operations in a material way.

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
Through December 2017, we expensed commissions paid to our sales personnel in the quarter in which the related order was received. In contrast, we have generally recognized the revenues associated with a sale of our solutions ratably over the term of the subscription, which is typically one year. Accordingly, our historical results may have fluctuated based on timing of commission expenses as compared to revenue recognized. With the adoption of ASC 606, our operating results will also fluctuate and not be comparable to historical periods, and will continue to fluctuate as we will generally capitalize commissions for new and upsell contracts except for renewal sales that are one year or less. In addition, amortization of expense from previously capitalized contracts is expected to increase over time as our opening capitalized commission asset balance upon adoption of ASC 606 only included open contracts as of December 31, 2017. Accordingly, we expect our commission expense to grow in future periods as a result of the adoption of ASC 606. Without the adoption of ASC 606, commission expenses would have been $2.6 million and $2.5 million higher for the years ended December 31, 2019 and 2018, respectively.

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
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, excess tax benefits from stock-based compensation, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal and state net operating losses, which were $5.0 million and $2.1 million, respectively, as of December 31, 2019. Increases in our effective tax rate could harm our operating results.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2019, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

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
As of December 31, 2019, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2019, we had approximately 39.1 million shares of our common stock outstanding.
In addition, as of December 31, 2019, there were approximately 1.2 million restricted stock units and options to purchase approximately 2.9 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2019, we had an aggregate of 5.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.
In February 2018, we announced a $100.0 million stock repurchase program. In October 2018 and 2019, we announced that our authorization under this program had increased by $100.0 million and $100.0 million, respectively. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the year ended December 31, 2019, we repurchased 1,026,455 shares of our common stock for an aggregate purchase price of approximately $86.4 million. As of December 31, 2019, approximately $128.5 million remained available for share repurchases pursuant to our stock repurchase program.

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
Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We have additional U.S. offices in Bellevue, Washington and Raleigh, North Carolina. We also lease offices in Courbevoie, France; Moscow, Russia; Munich, Germany; Frankfurt, Germany; Nuremberg, Germany; Pune, India; Dubai, United Arab Emirates; Reading, United Kingdom; and Tokyo, Japan. In addition, during the fiscal year ended December 31, 2019, we entered into a new agreement to lease 281,787 square feet of office space in Pune, India, which has a non-cancellable lease term through February 2025. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate principal data centers at third-party facilities in Santa Clara, California; Ashburn, Virginia; Ontario, Canada; Geneva, Switzerland; Pune, India; and Amsterdam, the Netherlands.

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

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II
Item 5.             Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Equity
As of February 13, 2020, there were approximately 68 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(2)
Equity compensation plans approved by security holders(1)	2,866,675	$40.5	5,243,730
Equity compensation plans not approved by security holders	—	$—	—
(1) Equity compensation plans approved by stockholders include our 2000 Equity Incentive Plan (2000 Plan), and our 2012 Equity Incentive Plan (2012 Plan). Prior to our IPO, we issued securities under our 2000 Equity Incentive Plan. Following our IPO, we issued securities under our 2012 Plan.
(2) Represents shares reserved for issuance under our 2012 Plan, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units and performance shares are authorized for grant to eligible participants.

Stock Price Performance Graph
The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index
* $100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

$400
$350
$300
$250
$200
$150
$100
$50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer
S&P 500

	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019
Qualys, Inc.	$100.00	$143.18	$136.95	$256.82	$323.41	$360.75
NASDAQ Global Select Market	$100.00	$120.64	$129.80	$166.71	$160.58	$217.75
NASDAQ Computer	$100.00	$127.36	$142.99	$198.42	$191.11	$287.31
S&P 500	$100.00	$110.58	$121.13	$144.65	$135.63	$174.79
The information on the above Stock Price Performance Graph shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 5, 2018, our Board of Directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 25, 2018, our Board of Directors authorized an increase of $100.0 million to the original share repurchase program authorization, which was announced on October 30, 2018. Shares may be purchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. On October 24, 2019, our Board of Directors authorized another increase of $100.0 million, which allows us to repurchase shares pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act until October 30, 2020. All share repurchases were made using cash resources. As of December 31, 2019, approximately $128.5 million remained available for share repurchases pursuant to our share repurchase program.
A summary of our repurchases of common stock during the fourth quarter of 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2019 - October 31, 2019	—	$—	—	$141,079,878
November 1, 2019 - November 30, 2019	145,000	$86.53	145,000	$128,531,156
December 1, 2019 - December 31, 2019	—	$—	—	$128,531,156
Total	145,000		145,000

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2019 are not necessarily indicative of operating results to be expected for any other period. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$321,607	$278,889	$230,828	$197,925	$164,284
Income from operations	$72,253	$50,361	$37,243	$30,107	$24,806
Net income	$69,336	$57,304	$40,440	$19,224	$15,865
Net income per share
Basic	$1.77	$1.47	$1.08	$0.55	$0.47
Diluted	$1.68	$1.37	$1.01	$0.50	$0.42

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$298,890	$289,166	$288,414	$243,856	$178,966
Long-term marketable securities	$119,508	$76,710	$67,224	$45,725	$43,277
Total assets	$675,608	$585,680	$537,525	$407,004	$323,514
Deferred revenues, current	$192,172	$164,624	$143,186	$114,964	$98,025
Deferred revenues, noncurrent	$20,935	$20,423	$17,136	$15,528	$14,564
Total stockholders’ equity	$386,803	$357,989	$343,544	$258,413	$195,566

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the section titled "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part I-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2018 to fiscal year 2017. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview
We are a pioneer and leading provider of a cloud-based platform delivering IT, security and compliance solutions that enable organizations to identify security risks to their information technology (IT) infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify and manage their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys Cloud Platform to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.
We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:
•IT Security: Vulnerability Management (VM), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Indication of Compromise (IOC);
•Compliance Monitoring: Policy Compliance (PC), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Configuration Assessment (SCA), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);
•Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•Global IT Asset Management: Global IT Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and,
•Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security
(CS).
Our VM solutions (including VM, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a majority of our revenues to date, representing 73% of total revenue in 2019 and 74% of total revenues in each of 2018 and 2017, respectively.

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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2019, we had over 15,700 active customers in more than 133 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In 2019, 2018 and 2017, approximately 64%, 67% and 70%, respectively, of our revenues were derived from customers in the United States based on our customers billing address. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.
We have had continued revenue growth over the past three years. Our revenues reached $321.6 million in 2019 from $278.9 million in 2018 and $230.8 million in 2017, respectively, representing period-over-period increases of $42.7 million and $48.1 million in 2019 and 2018, or 15% and 21%, respectively. We generated net income of $69.3 million in 2019, $57.3 million in 2018 and $40.4 million in 2017.

Key Components of Results of Operations

Revenues
We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based security and compliance solutions through a unified, web-based interface. Customers generally enter into one-year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.
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

Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, software and license fees, amortization of intangibles related to acquisitions and overhead allocations.
We capitalize certain research and development costs related to new products' internal-use software development efforts. Capitalized costs include salaries, benefits, and stock-based compensation charges for employees that are directly involved in developing new products for our cloud security platform during the application development stage. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. We expect to continue to devote substantial resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

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

General and Administrative
General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our executive, finance and accounting, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, British Pound (GBP) and Indian Rupee; and losses on disposal of property and equipment.

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

Our income tax expense in 2019 increased due to an increase in our income before income taxes, as well as a reduction in excess stock-based compensation deductions.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2019	2018
Revenues	100%	100%
Cost of revenues	22	24
Gross profit	78	76
Operating expenses:
Research and development	21	19
Sales and marketing	22	25
General and administrative	13	14
Total operating expenses	56	58
Income from operations	22	18
Other income (expense), net	3	2
Income before income taxes	25	20
Provision for (benefit from) income taxes	3	(1)
Net income	22%	21%

Comparison of Years Ended December 31, 2019 and 2018
Revenues

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Revenues	$321,607	$278,889	$42,718	15%
Revenues increased $42.7 million in 2019 compared to 2018 due to an increase in the subscriptions from existing customers and new customer subscriptions entered into in 2019. Revenues from customers existing at or prior to December 31, 2018 grew by $31.2 million to $310.1 million during 2019. Subscriptions from new customers added in 2019 contributed $11.5 million to the increase in revenues. Revenues from customers in the United States increased by $20.7 million, or 12%, from $185.9 million in 2018 to $206.6 million in 2019 and revenues from customers in foreign countries increased by $22.0 million, or 24%, from $93.0 million in 2018 to $115.1 million in 2019. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of revenues	$69,517	$66,185	$3,332	5%
Percentage of revenues	22%	24%
Gross profit percentage	78%	76%
Cost of revenues increased $3.3 million in 2019 compared to 2018, primarily due to an increase of $2.4 million in amortization expense related to acquired technologies resulting from our business acquisitions; increased costs related to our data centers of $1.9 million; and increased third-party software license costs of $1.2 million resulting from our continued

business growth. These increases were partially offset by a $1.8 million decrease in stock-based compensation and personnel expenses driven by a higher proportion of employees in lower-cost locations and a $0.5 million decrease in depreciation expenses.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Research and development	$68,239	$53,255	$14,984	28%
Percentage of revenues	21%	19%
Research and development expenses increased $15.0 million in 2019 compared to 2018, primarily due to an increase in personnel expenses of $7.4 million, driven by additional employees hired to support the growth of our business; an increase in stock-based compensation expense of $3.2 million; an increase in allocation of overhead costs to the research and development department of $3.2 million; and an increase in compensation costs associated with prior acquisitions of $2.7 million, offset by a $1.4 million reversal of acquisition-related obligations previously recorded.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$70,833	$70,039	$794	1%
Percentage of revenues	22%	25%
Sales and marketing expenses increased $0.8 million in 2019 compared to 2018, primarily due to an increase in personnel expenses of $4.4 million, driven by additional employees hired to support the growth of our business, and an increase in trade shows and travel related costs of $1.0 million. These increases were offset by a decrease in compensation costs associated with prior acquisitions of $1.8 million; a decrease of $0.8 million in allocated overhead costs due to a lower proportion of sales and marketing employees in the employee base; a decrease of $0.8 million in consulting fees; a decrease of $0.7 million in customer acquisition costs; and a decrease of $0.4 million in recruiting and training costs.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$40,765	$39,049	$1,716	4%
Percentage of revenues	13%	14%

General and administrative expenses increased $1.7 million in 2019 compared to 2018, primarily driven by an increase in stock-based compensation of $1.5 million, driven by additional employees hired to support growth of business, and an increase in personnel related expenses of $1.1 million, which were partially offset by a decrease of $1.1 million in consulting fees and temporary employee costs.

Total Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Total other income (expense), net	$7,730	$5,107	$2,623	51%
Percentage of revenues	3%	2%

Total other income (expense), net, increased $2.6 million in 2019 compared to 2018, primarily due to an increase in interest income from marketable securities due to higher yields and larger portfolio of investments.

Provision for (benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$10,647	$(1,836)	$12,483	680%
Percentage of revenues	3%	(1)%

We recorded an income tax expense of $10.6 million in 2019 as compared to an income tax benefit of $(1.8) million in 2018. Our income tax expense increased in 2019 by $12.5 million due to an increase in our income before income taxes, as well as a reduction in the income tax benefits from excess stock-based compensation deductions.

Key Non-GAAP Metric
In addition to measures of financial performance presented in our consolidated financial statements, we monitor the Non-GAAP key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Year Ended December 31,
	2019	2018
	(in thousands)
Adjusted EBITDA	$140,785	$112,380

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for each of the periods presented.

	Year Ended December 31,
	2019	2018
	(in thousands)
Net income	$69,336	$57,304
Depreciation and amortization of property and equipment	25,121	25,179
Amortization of intangible assets	6,080	3,725
Provision for (benefit from) income taxes	10,647	(1,836)
Stock-based compensation	34,892	30,090
Other income (expense), net	(7,730)	(5,107)
Acquisition-related expense(1)	2,439	3,025
Adjusted EBITDA	$140,785	$112,380
Percentage of revenues	44%	40%
(1) Relates to compensation expense from the acquisition of Adya, NetWatcher and Layered Insight.

Limitations of Adjusted EBITDA
Adjusted EBITDA, a non-GAAP financial measure, has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;
•Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;
•Adjusted EBITDA excludes depreciation of property and equipment and amortization of intangible assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP.

Liquidity and Capital Resources

At December 31, 2019, our principal source of liquidity was cash, cash equivalents and short-term and long-term investments of $418.4 million, including $24.6 million of cash held outside of the United States by our foreign subsidiaries. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We have experienced positive cash flows from operations during the years ended December 31, 2019 and 2018. We believe our existing cash, cash equivalents, short-term and long-term marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. In 2020, we expect capital expenditures to be in a range of $30.0 million to $35.0 million, which includes approximately $5.0 million of capital expenditures at our new offices in Pune, India.

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

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash provided by operating activities	$160,607	$125,464
Cash used in investing activities	(35,029)	(93,546)
Cash used in financing activities	(79,045)	(77,483)
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,533	$(45,565)

Cash Flows from Operating Activities
In 2019, cash provided by operating activities of $160.6 million was primarily due to $69.3 million of net income, as adjusted by increases in non-cash items including stock-based compensation expense of $34.9 million, depreciation and amortization expense of $31.2 million, an increase in deferred income taxes of $7.1 million; and an increase in deferred revenues of $28.1 million due to our continued growth in sales. These increases were partially offset by $6.0 million of increased prepayments primarily for computer hardware maintenance fees; a $2.5 million decrease in accounts receivable due to higher billings; and a $1.1 million decrease in accounts payable mainly due to timing of payments.
In 2018, cash provided by operating activities of $125.5 million was primarily due to $57.3 million of net income, as adjusted by increases in non-cash items including stock-based compensation expense of $30.1 million and depreciation and amortization expense of $28.9 million. There was also an increase in deferred revenues of $24.7 million which was attributable to our continued growth in sales and a $4.9 million increase in accounts payable and accrued liabilities due to more expenditures to support growing our business and higher accruals related to acquisitions in 2018. These increases were partially offset by a $11.5 million decrease in accounts receivable due to timing of customer payments and a $5.0 million decrease related to prepaid assets due to timing.

Cash Flows from Investing Activities
In 2019, cash used in investing activities of $35.0 million was primarily attributable to $27.6 million of cash used for capital expenditures, $4.1 million in aggregate payments made in connection with our acquisitions of Adya and holdback payments for our acquisitions in the prior years, net purchases of investments of $2.8 million, and $0.6 million for our purchase of an investment in a privately-held company. The $27.6 million increase in capital expenditures included leasehold improvements for a new office in India and computer hardware purchases to support our growth.
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

Cash Flows from Financing Activities
In 2019, cash used in financing activities of $79.0 million was primarily attributable to $86.4 million of common stock repurchases and $15.7 million of payments related to net share settlement of equity awards, offset by $24.8 million of proceeds from the exercise of stock options.
In 2018, cash used in financing activities of $77.5 million was primarily attributable to $85.0 million of common stock repurchases and $14.9 million of payments related to net share settlement of equity awards, offset by $24.1 million of proceeds from the exercise of stock options.

Contractual Obligations
Our principal commitments consist of obligations under our outstanding leases for office space, third-party data centers and office equipment. The following table summarizes our contractual cash obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$62,102	$10,603	$18,398	$17,518	$15,583
Purchase order obligations	25,338	23,060	2,278	—	—
Total	$87,440	$33,663	$20,676	$17,518	$15,583
Operating lease obligations represent our obligations to make payments under the lease agreements for our facilities, data centers, and office equipment leases. During the year ended December 31, 2019, total payments for our operating lease obligations was $9.4 million.

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

Revenue Recognition

We derive revenues from the sale of subscriptions to our security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based security and compliance solutions through a unified, web-based interface. Customers generally enter into one-year renewable subscriptions though some customers do enter into subscriptions with longer terms. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

We recognize revenues on a usage basis for certain other limited scan arrangements, where expiration dates can be extended. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases under ASC 842. The company used the practical expedient to combine lease and nonlease components as a combined component under ASC 606 due to the software subscription nonlease components being the predominant component of the combined component. Therefore, the Company recognizes revenue for the physical equipment ratably over the related subscription period. Costs of shipping and handling charges associated with physical scanner appliances and other computer equipment are included in cost of revenues.

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
Based on the analysis of positive and negative factors noted above, we do not have a valuation allowance against U.S. federal and certain state deferred tax assets. We believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2019 for our California deferred tax assets. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains several key tax provisions that impacted us, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (transition tax), acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a tax deduction, among others. We recognized a provisional income tax expense of $10.4 million in the fourth quarter of 2017, from the re-measurement of certain deferred tax assets and liabilities as a result of the reduction of the federal tax rate, which was included as a component of the income tax provision on our consolidated statement of income. We completed our analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no material change to our provisional estimate.
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
For performance-based non-qualified stock options and restricted stock units, we recognize compensation costs when it is probable that the performance conditions will be met. We assess these conditions on a quarterly basis.
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

Our financial instruments consist of assets measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs. The carrying amounts of other financial instruments including accounts receivable, the investments in a privately-held company, account payables, accrued liabilities in our consolidated balance sheets approximates fair value as of December 31, 2019 and 2018.
For further details, see Part II, Item 8 of this Annual Report on Form10-K Note 2, Fair Value of Financial Instruments.
Derivative Financial Instruments

Derivative financial instruments are utilized by us to reduce foreign currency exchange risks. We use foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). We account for these instruments as either non-designated or cash flow hedges, respectively. Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities or other noncurrent liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense). Any gains or losses from derivatives designated as cash flow hedges are first accumulated in accumulated other comprehensive income (AOCI) and then reclassified to revenue when the hedged item impacts the consolidated financial statements.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP and Indian Rupee, the currencies of countries where we currently have our most significant international operations. A portion of our invoicing is denominated in the Euro, GBP, Japanese Yen and Indian Rupee. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

The cash flow effects of our derivative contracts for the year ended December 31, 2019 and 2018 were included within net cash provided by operating activities on our consolidated statements of cash flows. At December 31, 2019, we had 26 open designated cash flow hedge forward contracts with notional amounts of €24.2 million and £9.7 million. During the fiscal year ended December 31, 2019, we recorded $0.4 million of unrealized foreign exchange gains (net of realized gains and losses and tax) related to the designated cash flow hedge contracts in AOCI. At December 31, 2018, we had 12 open cash flow hedge contracts with notional amount of €12.9 million and £4.1 million. The unrealized foreign exchange losses on these contracts recorded in AOCI were insignificant.

For further details, see Part II, Item 8 of this Annual Report on Form10-K Note 2, Fair Value of Financial Instruments.

Interest Rate Sensitivity

We have $418.4 million in cash, cash equivalents and short-term and long-term marketable securities at December 31, 2019. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our investments at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not enter into investments for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. We do not believe that a 10% increase or decrease in interest rates would have a material impact on our operating results or cash flows.

Item 8.	Financial Statements and Supplementary Data

Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Qualys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2020 expressed an unqualified opinion.
Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases, using the current period adjustment method.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes
As described further in Note 10 to the financial statements, the company records income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We identified the tax effects of temporary and permanent differences related to stock-based compensation as a critical audit matter.

The principal considerations for our determination that the tax effects of temporary and permanent differences as a critical audit matter are that auditing the application of executive compensation rules requires significant technical expertise, the

Company is generating excess tax deductions as a result of stock-based compensation and the stock-based compensation calculation is complex due to the required recordkeeping. Our audit procedures related to the tax effects of temporary and permanent differences related to stock-based compensation included the following, among others.

•	Involved an employee compensation specialist to assess the application of executive compensation rules.

•	Obtained management’s permanent and temporary provision calculation and tied out inputs to supporting equity documentation.

•	Tested the completeness and accuracy of the calculation of permanent and temporary differences.

•	Determined that the ending gross temporary difference agreed to the supporting equity documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.
San Jose, California
February 21, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Qualys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
San Jose, California
February 21, 2020

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$87,559	$41,026
Short-term marketable securities	211,331	248,140
Accounts receivable, net of allowance of $585 and $683 at December 31, 2019 and 2018, respectively	78,034	75,825
Prepaid expenses and other current assets	18,692	13,974
Total current assets	395,616	378,965
Long-term marketable securities	119,508	76,710
Property and equipment, net	60,579	61,442
Operating leases - right of use asset	40,551	—
Deferred tax assets, net	18,830	26,387
Intangible assets, net	16,795	21,976
Goodwill	7,447	7,225
Restricted cash	1,200	1,200
Other noncurrent assets	15,082	11,775
Total assets	$675,608	$585,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$848	$5,588
Accrued liabilities	22,784	26,695
Deferred revenues, current	192,172	164,624
Operating lease liabilities, current	7,663	—
Total current liabilities	223,467	196,907
Deferred revenues, noncurrent	20,935	20,423
Operating lease liabilities, noncurrent	44,015	—
Other noncurrent liabilities	388	10,361
Total liabilities	288,805	227,691
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 39,146,272 and 39,015,034 shares issued and outstanding at December 31, 2019 and 2018, respectively	39	39
Additional paid-in capital	362,408	330,572
Accumulated other comprehensive income (loss)	1,162	(586)
Retained earnings	23,194	27,964
Total stockholders’ equity	386,803	357,989
Total liabilities and stockholders’ equity	$675,608	$585,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$321,607	$278,889	$230,828
Cost of revenues	69,517	66,185	51,580
Gross profit	252,090	212,704	179,248
Operating expenses:
Research and development	68,239	53,255	42,816
Sales and marketing	70,833	70,039	63,855
General and administrative	40,765	39,049	35,334
Total operating expenses	179,837	162,343	142,005
Income from operations	72,253	50,361	37,243
Other income (expense), net:
Interest expense	(106)	(172)	(3)
Interest income	8,443	6,080	2,674
Other income (expense), net	(607)	(801)	(536)
Total other income (expense), net	7,730	5,107	2,135
Income before income taxes	79,983	55,468	39,378
Provision for (benefit from) income taxes	10,647	(1,836)	(1,062)
Net income	$69,336	$57,304	$40,440
Net income per share:
Basic	$1.77	$1.47	$1.08
Diluted	$1.68	$1.37	$1.01
Weighted average shares used in computing net income per share:
Basic	39,075	38,876	37,443
Diluted	41,345	41,897	40,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$69,336	$57,304	$40,440
Other comprehensive income (loss):
Available-for-sale marketable securities:
Change in net unrealized gain (loss), net of tax effect of ($243), $0 and $0 in fiscal years 2019, 2018 and 2017, respectively	1,367	(261)	(462)
Reclassification adjustment for net loss realized and included in net income, net of tax effect of $0 in fiscal years 2019, 2018 and 2017	—	289	44
Total change in unrealized gain (loss) on marketable securities, net of tax	1,367	28	(418)
Cash flow hedges:
Change in net unrealized gain (loss), net of tax effect of ($136), $0 and $0 in fiscal years 2019, 2018 and 2017, respectively	515	(40)	—
Reclassification adjustment for net gain realized and included in net income, net of tax effect of $35, $0 and $0 in fiscal years 2019, 2018 and 2017, respectively	(134)	—	—
Total change in unrealized gain (loss) on cash flow hedges, net of tax	381	(40)	—
Other comprehensive income (loss), net of tax	1,748	(12)	(418)
Comprehensive income	$71,084	$57,292	$40,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$69,336	$57,304	$40,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,201	28,904	20,636
Bad debt expense	247	86	657
Loss on disposal of property and equipment	202	9	161
Stock-based compensation	34,892	30,090	26,961
Amortization of premiums and (accretion) of discounts on marketable securities	(1,597)	(1,136)	1,324
Deferred income taxes	7,095	(2,521)	(2,718)
Changes in operating assets and liabilities:
Accounts receivable	(2,456)	(11,467)	(17,966)
Prepaid expenses and other assets	(6,012)	(4,970)	(53)
Accounts payable	(1,076)	3,515	(454)
Accrued liabilities	715	1,426	1,485
Deferred revenues	28,060	24,725	29,830
Other noncurrent liabilities	—	(501)	7,343
Net cash provided by operating activities	160,607	125,464	107,646
Cash flows from investing activities:
Purchases of marketable securities	(331,131)	(339,862)	(299,891)
Sales and maturities of marketable securities	328,350	285,224	231,996
Purchases of property and equipment	(27,573)	(22,775)	(37,818)
Business combinations	(4,050)	(13,633)	(12,482)
Purchase of privately-held investment	(625)	(2,500)	—
Net cash used in investing activities	(35,029)	(93,546)	(118,195)
Cash flows from financing activities:
Repurchase of common stock	(86,424)	(85,040)	—
Proceeds from exercise of stock options	24,831	24,053	31,327
Payments for taxes related to net share settlement of equity awards	(15,743)	(14,879)	(20,924)
Principal payments under finance lease obligations	(1,709)	(1,617)	—
Net cash (used in) provided by financing activities	(79,045)	(77,483)	10,403
Net increase (decrease) in cash and cash equivalents	46,533	(45,565)	(146)
Cash, cash equivalents and restricted cash at beginning of period	42,226	87,791	$87,937
Cash, cash equivalents and restricted cash at end of period	$88,759	$42,226	$87,791
Supplemental disclosures of cash flow information
Cash paid for interest expense	$107	$168	$3
Cash paid for income taxes, net of refunds	3,031	2,693	1,584
Non-cash investing and financing activities
Business acquisitions recorded in accrued liabilities and deferred tax liability	1,650	4,676	1,000
Purchases of property and equipment recorded in accounts payable and accrued liabilities	235	4,190	2,765

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2016	35,841,001	$36	$266,794	$(156)	$(8,261)	$258,413
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	7,745	7,745
Net income	—	—	—	—	40,440	40,440
Other comprehensive loss, net of tax	—	—	—	(418)	—	(418)
Issuance of common stock upon exercise of stock options	2,997,095	3	31,324	—	—	31,327
Issuance of common stock upon vesting of restricted stock units	368,367	—	—	—	—	—
Taxes related to net share settlement of equity awards and options	(608,346)	—	(20,924)	—	—	(20,924)
Stock-based compensation	—	—	26,961	—	—	26,961
Balances at December 31, 2017	38,598,117	39	304,155	(574)	39,924	343,544
Adjustment to opening retained earnings on adoption of ASC 606	—	—	—	—	2,711	2,711
Net income	—	—	—	—	57,304	57,304
Other comprehensive loss, net of tax	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	1,183,235	1	24,052	—	—	24,053
Repurchase of common stock	(1,088,899)	(1)	(13,064)	—	(71,975)	(85,040)
Issuance of common stock upon vesting of restricted stock units	525,375	—	—	—	—	—
Taxes related to net share settlement of equity awards	(202,794)	—	(14,879)	—	—	(14,879)
Stock-based compensation	—	—	30,308	—	—	30,308
Balances at December 31, 2018	39,015,034	39	330,572	(586)	27,964	357,989
Net income	—	—	—	—	69,336	69,336
Other comprehensive income, net of tax	—	—	—	1,748	—	1,748
Issuance of common stock upon exercise of stock options	901,290	1	24,830	—	—	24,831
Repurchase of common stock	(1,026,455)	(1)	(12,317)	—	(74,106)	(86,424)
Issuance of common stock upon vesting of restricted stock units	438,892	—	—	—	—	—
Taxes related to net share settlement of equity awards	(182,489)	—	(15,743)	—	—	(15,743)
Stock-based compensation	—	—	35,066	—	—	35,066
Balances at December 31, 2019	39,146,272	$39	$362,408	$1,162	$23,194	$386,803

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based IT, security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

Basis of Presentation
The accompanying consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP as well as the instructions to Form 10-K and the rules and regulations of SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2019 and 2018, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.

Cash, Cash Equivalents, Short-Term and Long-Term Marketable Securities
Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper, all with original maturities of three months or less when acquired. The Company’s short-term and long-term marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.
Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term marketable securities are classified as available-for-sale debt securities and are carried at fair value. Unrealized gains and losses in fair value of the available-for-sale debt securities are reported in other comprehensive income (loss). When the available-for-

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale debt securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense), net in the consolidated statements of operations. Available-for-sale debt securities are reviewed quarterly for impairment that is deemed to be other-than-temporary. An investment is considered other-than-temporarily impaired when its fair value is below its amortized cost and (1) there is an intent to sell the security, (2) it is “more likely than not” that the security will be sold before recovery of its amortized cost basis or (3) the present value of expected cash flows from the investment is not expected to recover the entire amortized cost basis. Declines in value that are considered to be other-than-temporary are recorded in other income (expense), net. Adjustments to amortized cost for the amortization of premiums, the accretion of discounts and Interest and dividends are recorded in interest income as earned.

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

Non-marketable securities
During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The investment is included in other noncurrent assets on the consolidated balance sheets and measured at cost less impairment, adjusted for observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not received any dividends or other-than-temporary impairment charges related to the investment. During the second quarter ended June 30, 2019, the Company made an advance payment of $0.6 million to the investee for certain development work, which is recorded in other noncurrent assets on the consolidated balance sheet. During the third quarter ended September 30, 2019, the Company made an additional investment of $0.6 million in a convertible security issued by this investee and recorded it in other current assets on the consolidated balance sheet.

Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term.
The Company purchases physical scanner appliances and other computer equipment that are provided to customers on a subscription basis. This equipment is recorded within property and equipment and the depreciation is recorded in cost of revenues over an estimated useful life of three years.

Upon retirement or disposal, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance that do not extend the life of an asset are expensed as incurred and major improvements are capitalized as property and equipment.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. In each of 2019, 2018 and 2017, the Company had no impairment of long-lived assets.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is not subject to amortization. Goodwill and other intangible assets with indefinite lives are not amortized, but tested for impairment at least annually or more frequently if certain circumstances indicate a possible impairment may exist. These tests are performed at the reporting unit level. The Company’s operations are organized as one reporting unit.
In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual assessment on December 1, 2019 and 2018 and concluded there was no potential impairment of goodwill.
In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performs the annual qualitative assessment in the fourth quarter each fiscal year. There were no such impairment losses during 2019, 2018 and 2017.
If the qualitative assessment indicates there is more than a 50% likelihood that the fair value is less than the carrying amount of the reporting unit or the intangible asset, the Company would perform a quantitative test. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. For indefinite-lived intangible assets, the Company would perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value.

Internally Developed Software
Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. Capitalized costs include salaries, benefits and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the post planning and implementation phases. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. These capitalized costs are included in other noncurrent assets on the consolidated balance sheets. For the fiscal years 2019, 2018 and 2017, the Company capitalized $1.0 million, $1.3 million and $0.4 million of costs related to internally developed software (of which $0.2 million, $0.2 million and zero, respectively, were stock-based compensation), respectively. As of December 31, 2019 and 2018, unamortized internally developed software costs totaled $2.0 million and $1.2 million, respectively. Amortization of internally developed software is recorded in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Business Combinations
The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statements of operations.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated asset positions, to date primarily cash and accounts receivable (non-designated forward contracts), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated cash flow hedges). Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities, or other noncurrent liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first accumulated in AOCI and then reclassified to revenue when the hedged item impacts the consolidated statements of operations.

Stock-Based Compensation
The Company recognizes the fair value of its employee stock options and restricted stock units (RSUs) over the requisite service periods for those awards ultimately expected to vest. The fair value of each option is estimated on date of grant using the Black-Scholes-Merton option pricing model and the fair value of each RSU is based on the fair value of the Company's stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
The Company recognizes compensation costs for performance-based non-qualified stock options and restricted stock units when it is probable that the performance conditions will be met. The Company assesses these conditions on a quarterly basis.

Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Customers generally enter into one-year renewable subscriptions though some customers do enter into subscriptions with longer terms. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Revenue is recognized when control of these subscription services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its Qualys Cloud Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions. Physical equipment (scanners and private cloud platforms) are accounted for as operating leases under ASC 842. The company used the practical expedient to combine lease and nonlease components as a combined component under ASC 606 due to the software subscription nonlease components being the predominant component of the combined component. Therefore, the Company recognizes revenue for the physical equipment ratably over the related subscription period.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
At the inception of a customer contract, the Company makes an assessment as to that customer's ability to pay for the services provided. The Company assesses collectability based on a number of factors, including credit worthiness of the customer along with past transaction history. In addition, the Company performs periodic evaluations of its customers’ financial condition.
Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs of shipping and handling charges incurred by the Company associated with physical scanner appliances and other computer equipment are included in cost of revenues.
Sales taxes and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Advertising Expenses
Advertising costs are expensed as incurred and include costs of advertising and promotional materials. The Company incurred advertising costs of $74 thousand, $87 thousand and $482 thousand for 2019, 2018 and 2017, respectively.

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
Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for (benefit from) income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against its deferred tax assets. The Company's judgments, assumptions and estimates relating to the current provision for (benefit from) income taxes include the geographic mix and amount of income (loss), its interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company's judgments also include anticipating the tax positions the Company will record in the consolidated financial statements before actually preparing and filing the tax returns. The Company's estimates and assumptions may differ from the actual results as reflected on its income tax returns and will record the required adjustments when they are identified or resolved. Changes in the Company's business, tax laws or interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company's results of operations, financial position, or cash flows.
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

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit or an additional charge to the tax provision. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

Comprehensive Income (Loss)
Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities, net of tax, and derivative financial instruments designated as cash flow hedges which are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.

Foreign Currency Transactions
The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are re-measured at average exchange rates during the period. Foreign currency re-measurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction losses of $0.4 million, $0.6 million and $0.4 million during 2019, 2018 and 2017, respectively.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of potentially dilutive common shares, which are comprised of outstanding stock options and RSUs. The dilutive potential common shares are computed using the treasury stock method or the as-if converted method, as applicable. The outstanding stock options and RSUs which would be anti-dilutive are excluded from the computation of diluted net income per common share.

Reclassification
Reclassification has been made to the shares issued for RSUs and taxes related to net share settlement of equity awards and options in the consolidated statement of stockholders' equity for the fiscal year 2017. The reclassification had no effect on the total number of shares outstanding at the end of each period presented in the consolidated statements of stockholders' equity.

Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2018-13, Disclosure Framework - Changes to the Disclosure requirements for Fair Value Measurement, which adds, modifies and removes certain fair value measurement disclosure requirements. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods therein. The Company early adopted the guidance in the fiscal year 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This ASU is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this ASU on a prospective basis during the first quarter of fiscal 2019 and the adoption did not have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset and lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11,

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Targeted Improvements - Leases (Topic 842). This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to the leasing criteria, most of the Company's leased space and equipment leases will be required to be accounted for as right-of-use assets (ROU) on the balance sheet with offsetting financing obligations. In the statement of operations, what was formerly rent expense for operating leases will be lease expense; and finance leases will be bifurcated into amortization of right-of-use assets and interest on lease liabilities. The Company adopted the ASU utilizing the current period adjustment method on January 1, 2019, and recognized a ROU asset of $30.8 million and a lease liability of $41.6 million on its consolidated financial statements. As of January 1, 2019, $3.9 million of deferred rent and $6.9 million related to tenant improvement allowance was removed upon adoption. As part of this adoption, the Company elected the package of transitional practical expedients to not reassess (1) whether any contracts that existed prior to adoption have or contain leases, (2) the classification of existing leases or (3) initial direct costs for existing leases. The Company also elected to make the accounting policy election for short-term leases, permitting the Company to not apply the recognition requirements of this standard to short-term leases with terms of 12 months or less.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) as modified by subsequently issued ASU No. 2018-19, 2019-04 and 2019-05, which introduces a new accounting model, Current Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The ASUs are effective for the Company beginning in the first quarter of fiscal 2020. The adoption of the ASUs is not expected to have a material impact on the Company's consolidated financial statements.

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
Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities.
Level 2-Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3-Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. The fair value of commitments from prior acquisitions was determined based on management’s estimate of fair value using a Monte Carlo simulation model, which uses Level 3 inputs for fair value measurements. As of December 31, 2019, management estimated the fair value of such commitments to be zero. During the fiscal year ended December 31, 2019 and 2018, the Company made investments of $0.6 million and $2.5 million in a convertible security and preferred stock issued by a privately-held company. The estimated fair value of the investments was determined based on Level 3 inputs. As of December 31, 2019, management estimated that the fair value of the investments equaled its carrying value.
The Company's cash and cash equivalents, short-term marketable securities, and long-term marketable securities consist of the following:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$84,102	$—	$—	$84,102
Money market funds	58	—	—	58
Commercial paper	3,399	—	—	3,399
Total	87,559	—	—	87,559
Short-term marketable securities:
Commercial paper	2,239	—	—	2,239
Corporate bonds	33,048	51	(1)	33,098
Asset-backed securities	2,438	11	—	2,449
U.S. government agencies	173,364	184	(3)	173,545
Total	211,089	246	(4)	211,331

Long-term marketable securities:
Asset-backed securities	40,001	193	(1)	40,193
U.S. government agencies	46,447	370	—	46,817
Corporate bonds	32,236	262	—	32,498
Total	118,684	825	(1)	119,508
Total	$417,332	$1,071	$(5)	$418,398

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$40,913	$—	$—	$40,913
Money market funds	113	—	—	113
Total	41,026	—	—	41,026
Short-term marketable securities:
Commercial paper	3,237	—	—	3,237
Corporate bonds	30,906	—	(84)	30,822
Asset-backed securities	10,447	—	(15)	10,432
U.S. government agencies	203,734	9	(94)	203,649
Total	248,324	9	(193)	248,140
Long-term marketable securities:
Asset-backed securities	22,945	10	(28)	22,927
U.S. government agencies	18,804	—	(53)	18,751
Corporate bonds	35,322	3	(293)	35,032
Total	77,071	13	(374)	76,710
Total	$366,421	$22	$(567)	$365,876

As of December 31, 2019 and 2018, the Company had no investments utilizing level 3 inputs, other than the aforementioned investments in the privately-held company.
The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$58	$—	$58
Commercial paper	—	5,638	5,638
U.S. government agencies	—	220,362	220,362
Corporate bonds	—	65,596	65,596
Asset-backed securities	—	42,642	42,642
Total	$58	$334,238	$334,296

	December 31, 2018
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$113	$—	$113
Commercial paper	—	3,237	3,237
U.S. government agencies	—	222,400	222,400
Corporate bonds	—	65,854	65,854
Asset-backed securities	—	33,359	33,359
Total	$113	$324,850	$324,963

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair value of marketable securities classified as available-for-sale debt securities by contractual maturity:

	December 31, 2019
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$5,638	$—	$—	$5,638
U.S. government agencies	173,546	46,816		220,362
Corporate bonds	33,098	23,251	9,247	65,596
Asset-backed securities	2,449	15,550	24,643	42,642
Total	$214,731	$85,617	$33,890	$334,238

Derivative Financial Instruments
The Company uses a hedging strategy to reduce its exposure to foreign currency exchange rate fluctuations for forecasted subscription renewals and new orders in both GBP and Euro. The Company uses forward currency contracts accounted for as cash flow hedges against a designated portion of forecasted subscription renewals and new orders. Upon executing a hedging contract and periodically thereafter, the Company assesses hedge effectiveness using regression analysis. The Company includes time value in its effectiveness testing and the changes in the value of hedge contracts is recorded as unrealized gains or losses in AOCI within stockholders’ equity on the Company's consolidated balance sheet as of December 31, 2019. The unrealized gains or losses in AOCI will be reclassified into revenue when the respective hedged transactions affect earnings. As of December 31, 2019, the net amount of unrealized gains and losses related to the hedged forecasted transactions reported in AOCI that is expected to be reclassified into revenue within the next 12 months was $0.7 million gains, net of losses (before taxes).
At December 31, 2019, the Company had 26 open designated cash flow hedge forward contracts with notional amounts of €24.2 million and £9.7 million. During the fiscal year ended December 31, 2019, the Company recorded $0.7 million of unrealized foreign exchange gains, net of losses (before taxes) related to the designated cash flow hedge contracts in AOCI. During the fiscal year ended December 31, 2019, $0.2 million of gains, net of losses (before tax) were realized and reclassified into revenue.
At December 31, 2018, the Company had 12 open cash flow hedge contracts with notional amount of €12.9 million and £4.1 million. The unrealized foreign exchange losses on these contracts recorded in AOCI were insignificant.
At December 31, 2019, the Company had 15 outstanding non-designated forward contracts with notional amounts of €20.0 million, £5.6 million and ₨756.0 million which will mature at various dates through January 2021. At December 31, 2018, the Company had two non-designated outstanding forward contracts with notional amounts of €16.0 million and £6.3 million.
The following summarizes derivative financial instruments as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Assets:	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$427	$32
Foreign currency forward contracts not designated as hedging instruments	515	—
Total	$942	$32
Liabilities:
Foreign currency forward contracts designated as cash flow hedge	$(524)	$(72)
Foreign currency forward contracts not designated as hedging instruments	(550)	(44)
Total	$(1,074)	$(116)

All foreign currency forward contracts were valued at fair value using level 2 inputs.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the gains (losses) recognized in other income (expense), net, on the consolidated statements of operations, from forward contracts and other foreign currency transactions (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net gains (losses) from forward contracts	$438	$543	$(1,665)
Other foreign currency transaction (losses) gains	(792)	(1,120)	1,310
Total foreign exchange loss, net	(354)	(577)	(355)
Other expenses	(253)	(224)	(181)
Other income (expense), net	$(607)	$(801)	$(536)

NOTE 3.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	December 31,
	2019	2018
	(in thousands)
Computer equipment	$112,599	$93,530
Computer software	26,137	26,030
Scanner appliances	15,864	15,356
Furniture, fixtures and equipment	6,973	5,814
Equipment under capital lease	3,503	3,503
Leasehold improvements	18,817	16,439
Total property and equipment	183,893	160,672
Less: accumulated depreciation and amortization	(123,314)	(99,230)
Property and equipment, net	$60,579	$61,442

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $4.9 million and $7.9 million, respectively, including assets that have not been placed in service of $0.9 million and $1.8 million, respectively, as of December 31, 2019 and 2018. Depreciation and amortization expenses relating to property and equipment were $24.9 million, $25.1 million and $19.9 million for 2019, 2018 and 2017, respectively.

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
As the vast majority of the Company’s offerings are subscription based, the Company rarely needs to allocate the transaction price to separate performance obligations. In the rare case that allocation of the transaction price is needed, the Company recognizes revenue in proportion to the standalone selling prices (SSP) of the underlying services at contract inception. If an SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company's transaction prices typically do not include variable consideration and are a fixed amount for a specific period of time, and the majority of contracts are twelve months with certain customers signing longer term deals. In general, the Company does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events and the Company does not grant its customers any material rights. For contracts that include leased scanners and PCPs, the Company applies the lease and non-lease component practical expedient under ASC 842 to account for non-lease components and lease components as combined components under the revenue recognition guidance in ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606) as the subscriptions are the predominant components in the arrangements.
Costs of shipping and handling charges associated with physical scanner appliances and other computer equipment are included in cost of revenues. Sales taxes and other taxes collected from customers to be remitted to government authorities are excluded from revenues.
Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company elected the practical expedient to expense commissions on renewals where the specific anticipated contract term amortization period is one year or less. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. The Company classifies deferred commissions as current or noncurrent based on the timing of when it expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other noncurrent assets, respectively, in its consolidated balance sheets.
Capitalized costs to obtain contracts, current and noncurrent are as follows (in thousands):

	December 31, 2019	December 31, 2018
Commission asset, current	$2,568	$1,480
Commission asset, noncurrent	$6,454	$4,692

For the year ended December 31, 2019 and 2018, the Company recognized $2.0 million and $1.2 million of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to the capitalized costs.
The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenues of $160.8 million and $141.3 million were recognized during the years ended December 31, 2019 and December 31, 2018, respectively, which amounts were included in the deferred revenue balances as of December 31, 2018 and December 31, 2017, respectively.
The Company's payment terms vary by the type and location of its customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2019 (in thousands):

Total Expected Revenue
2020	$67,055
2021	35,437
2022	13,027
2023	1,454
2024	343
2025 and thereafter	138
Total	$117,454

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
From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company concluded its contracts did not contain a financing component.
Revenues by sales channel are as follows (in thousands):

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2019	2018	2017(1)
Direct	$186,130	$164,084	$139,908
Partner	135,477	114,805	90,920
Total	$321,607	$278,889	$230,828

(1) Revenue has not been adjusted under the modified retrospective method.
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
The following table summarizes the purchase price allocation of the business acquisitions during the fiscal years 2019, 2018 and 2017 based on estimated fair values of the acquired assets as of the acquisition date (in thousands);

Acquiree	Acquisition Date	Purchase Consideration	Net Tangible Assets Acquired/ (liabilities assumed)	Purchased Intangible Assets	Goodwill	Deferred Tax Liability
Adya	January 10,2019	$1,000	$—	$900	$100	$—
Layered Insight	October 16, 2018	$13,434	$80	$9,600	$5,498	$1,500
1Mobility	April 1, 2018	$4,000	$—	$3,700	$300	$—
NetWatcher	November 28, 2017	$7,729	$80	$7,000	$649	$—
Nevis	August 29, 2017	$5,753	$14	$5,156	$583	$—

On January 10, 2019, the Company acquired the assets of Adya, an India-based company. The acquisition included a cloud application management platform, which enables security and compliance audits of SaaS applications. Total purchase consideration included $0.2 million of deferred consideration due 18 months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims. The acquired intangible assets relating to Adya's developed technology are being amortized over the estimated useful lives of approximately four years. Goodwill arising from the Adya acquisition is deductible for tax purposes over 15 years.
On October 16, 2018, the Company completed the acquisition of Layered Insight, a pioneer and global leader in container native application protection, providing accurate insight into container images, adaptive analysis of running containers, and automated enforcement of the container environment. Of the total consideration, $1.6 million was paid during the fiscal year ended December 31, 2019 based on the terms and conditions of the purchase agreement. All consideration was paid in cash. The Company also paid additional $4.0 million as the acquired business had achieved certain integration milestones for the annual period ending December 31, 2019. In addition, the Company initially recorded $1.5 million of the contingent consideration related to revenue milestone payments in accrued liabilities of the consolidated balance sheet as of December 31, 2018. The entire amount was reversed during the fiscal year 2019 as the revenue milestone was not met. The acquired intangible asset relating to Layered Insight's developed technology is amortized over the estimated useful life of approximately four years. Goodwill arising from the Layered Insight acquisition is not deductible for tax purposes.
On April 1, 2018, the Company acquired the assets of 1Mobility, a Singapore-based company. The acquisition allowed the Company to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compliance posture, while quarantining devices that were compromised or out-of-compliance. Of the total purchase consideration, $0.6 million was paid during the fiscal year ended December 31, 2019 based on the terms and conditions of the purchase agreement. The acquired intangible assets relating to 1Mobility's developed technology is being amortized over the estimated useful lives of approximately four years. Goodwill arising from the 1Mobility acquisition is deductible for tax purposes over 15 years.
In 2017, the Company purchased certain assets of Nevis Networks (India) Private Limited (Nevis) and Defensative, LLC (NetWatcher). The Nevis acquisition accelerated the Company's development of network security solutions for detection and awareness of external intrusions to computer networks. The NetWatcher acquisition expanded the Company's threat protection and management capabilities and added new offerings to managed security service providers. Of the total consideration, $1.0 million was paid during the fiscal year ended December 31, 2019 based on the terms and conditions of the purchase agreement. Purchased intangible assets represented the fair value of purchased technology from the Company's acquisitions of Nevis and NetWatcher. Goodwill generated from these acquisitions was primarily related to the acquired workforce, expected improvements in technology performance and additional product functionality. The intangible assets have a useful life of 5 years. Goodwill is deductible for tax purposes over 15 years.
Pro forma financial information for these acquisitions in the fiscal years 2019, 2018 and 2017 was not presented because the acquisitions were not material to the Company's consolidated financial statements, either individually or in aggregate.

NOTE 6.	Goodwill and Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses in business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.
The carrying values of intangible assets as of December 31, 2019 are as follows (in thousands, except for years):

				December 31,
				2019
	Weighted Average Lives (Years)	Weighted Remaining Average Lives (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	2.7	$26,356	$(10,066)	$16,290
Patent licenses	14.0	4.7	1,387	(922)	465
Total intangibles subject to amortization			$27,743	$(10,988)	16,755
Intangible assets not subject to amortization					40
Total intangible assets, net					$16,795

				December 31,
				2018
	Weighted Average Lives (Years)	Weighted Remaining Average Lives (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	5.0	3.8	$25,456	$(4,085)	$21,371
Patent licenses	14.0	5.9	1,388	(822)	565
Total intangibles subject to amortization			$26,844	$(4,907)	21,936
Intangible assets not subject to amortization					40
Total intangible assets, net					$21,976

Intangible assets amortization expenses were $6.1 million, $3.7 million and $0.7 million for 2019, 2018 and 2017 respectively, which were recorded in cost of revenues in the consolidated statements of operations.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the Company expects amortization expense in future periods to be as follows (in thousands):

2020	$6,081
2021	6,081
2022	4,427
2023	100
2024	66
2025 and thereafter	—
Total expected future amortization expense	$16,755

Goodwill, which is not subject to amortization, totaled $7.4 million and $7.2 million as of December 31, 2019, and 2018, respectively.
Changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

Amount
Balance as of December 31, 2017	$1,549
Goodwill acquired	5,676
Balance as of December 31, 2018	7,225
Goodwill acquired	100
Adjustment	122
Balance as of December 31, 2019	$7,447

NOTE 7.	Commitments and Contingencies

Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the current period adjustment method with an effective date of January 1, 2019. Prior year financial statements were not restated under the new standard and, therefore, those amounts are not presented below. For both operating and finance leases, the Company recognizes a right-of-use asset, which represents its right to use the underlying asset for the lease term, and a lease liability, which represents the present value of its obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.
Where the Company is the lessee, the Company elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of the asset classes. In arrangements where the Company is the lessor, the Company applies the lease and non-lease component practical expedient and the Company accounts for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components and account for the combined components under the revenue recognition guidance in Topic 606 as the service revenues are the predominant components in the arrangements.
The Company leases property and equipment under finance and operating leases. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate.
When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate an incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		December 31
(in thousands)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease - right of use asset	$40,551
Finance lease assets	Property and equipment, net	1,299
Total lease assets		$41,850

Liabilities
Current
Operating	Operating lease liabilities, current	$7,663
Finance	Accrued liabilities	124
Noncurrent
Operating	Operating lease liabilities, noncurrent	44,015
Finance	Other noncurrent liabilities	54
Total lease liabilities		$51,856

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. In January 2018, the Company entered into a $3.5 million financing arrangement for data center storage equipment, accounted for as a finance lease, with an implied interest rate of 5%.
During the fourth quarter ended December 31, 2019, the Company entered into a new lease agreement (included in the table above) for a total of approximately 282,000 square feet of office space in Pune, India. On the lease inception date of October 1, 2019, the Company recognized $14.7 million of lease liability and ROU assets, which will be amortized over the non-cancellable lease term through February 2025.
The following are the minimum annual lease payments due under operating leases at December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2020	$10,603	$130
2021	9,859	54
2022	8,539	—
2023	8,652	—
2024	8,866	—
2025 and thereafter	15,583	—
Total minimum lease payments	62,102	184
Less: amount representing interest	(10,424)	(6)
Present value of minimum payments	51,678	178
Less: lease obligations, current	(7,663)	(124)
Lease obligations, noncurrent	$44,015	$54

Rent expense was $13.9 million, $9.9 million and $9.6 million for 2019, 2018 and 2017, respectively.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average remaining lease term and the weighted average discount rate of the Company's leases were as follows:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.5
Finance leases	1.25
Weighted average discount rates
Operating leases	5.0%
Finance leases	5.0%

Purchase Obligation
The Company has entered into agreements to purchase goods and services in the ordinary course of business, primarily through the next 12 months. As of December 31, 2019, these remaining commitments were $25.3 million.

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
The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

NOTE 8.	Stockholders' Equity and Stock-based Compensation

Common Stock
The Company had reserved shares of common stock for future issuance as of December 31, 2019 as follows:

Options and RSUs outstanding under equity incentive plans
2000 Equity Incentive Plan	157,385
2012 Equity Incentive Plan	3,924,108
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan	5,243,730
Total shares reserved for future issuance	9,325,223

Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2019, and 2018, there were no issued or outstanding shares of preferred stock.

Stock Options

2012 Equity Incentive Plan
The 2012 Equity Incentive Plan was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participant's incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights (SARs), restricted stock awards (RSAs), RSUs, performance

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units and performance shares equivalent to up to 13,741,931 shares of common stock as of December 31, 2019. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the Board of Directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options granted generally vest over a period of up to four years, with a maximum term of ten years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the Board of Directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated.

2000 Equity Incentive Plan
Under the 2000 Equity Incentive Plan (2000 Plan), the Company was authorized to grant to eligible participants either ISOs or NSOs. The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of up to four years, with a maximum term of ten years. The 2000 Plan was terminated in connection with the closing of the Company's initial public offering, and accordingly, no shares are currently available for grant under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.
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

Stock-based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the fiscal years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenues	$2,262	$2,489	$2,159
Research and development	11,151	7,961	5,944
Sales and marketing	4,984	4,650	4,755
General and administrative	16,495	14,990	14,103
Total stock-based employee compensation	$34,892	$30,090	$26,961

Stock-based compensation cost is recognized over the service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures materially differ from those estimates.

As of December 31, 2019, the Company had $17.5 million of total unrecognized employee compensation cost related to unvested options that it expects to recognize over a weighted-average period of 2.5 years.
The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	4.4 to 6.6	4.5 to 5.0	5.1 to 5.5
Volatility	40% to 46%	45% to 47%	47% to 49%
Risk-free interest rate	1.5% to 2.4%	2.5% to 3.0%	1.8% to 2.0%
Dividend yield	—	—	—

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Option Plan Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2016	7,527,680	$19.25	6.0	$101,717
Granted	408,225	$40.82
Exercised	(2,997,095)	$11.05
Canceled	(442,919)	$33.29
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Granted	366,786	$79.79
Exercised	(1,183,235)	$20.33
Canceled	(250,133)	$39.61
Balance as of December 31, 2018	3,429,309	$31.79	6.4	$149,935
Granted	496,145	$87.10
Exercised	(901,290)	$27.55
Canceled	(157,489)	$71.04
Balance as of December 31, 2019	2,866,675	$40.54	6.0	$125,647
Vested and expected to vest—December 31, 2019	2,655,987	$37.27	5.9	$124,592
Exercisable—December 31, 2019	2,099,200	$28.39	5.4	$115,916

The following table summarizes the outstanding and vested stock options at December 31, 2019:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
$4.10 - $13.50	297,913	$9.75	2.5	297,913	$9.75
$13.60 - $25.17	351,255	$22.22	4.6	347,391	$22.19
$25.56 - $25.56	836,635	$25.56	6.3	764,382	$25.56
$26.86 - $34.97	297,207	$30.98	5.0	287,277	$30.96
$36.25 - $40.68	301,532	$38.19	6.3	244,236	$38.17
$40.89 - $79.51	363,278	$70.50	8.5	113,388	$61.81
$86.35 - $87.26	196,706	$86.69	5.5	2,770	$87.26
$89.55 - $89.55	63,300	$89.55	9.6	499	$89.55
$94.45 - $94.45	77,425	$94.45	9.0	10,458	$94.45
$95.10 - $95.10	81,424	$95.10	8.5	30,886	$95.10
	2,866,675	$40.54	6.0	2,099,200	$28.39

The weighted-average grant date fair value of the Company’s stock options granted during 2019, 2018 and 2017 was $34.02, $33.05 and $18.03, respectively. The aggregate grant date fair value of the Company’s stock options granted during 2019, 2018 and 2017 was $12.2 million, $12.1 million and $7.4 million, respectively.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intrinsic value of options exercised was $52.1 million, $71.7 million and $92.1 million during 2019, 2018 and 2017, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock
The terms and conditions of RSUs include vesting criteria and timing are set by the Board of Directors. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation cost is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	587,333	$28.85
Granted	1,326,849	$42.69
Vested	(368,367)	$33.52
Cancelled	(135,227)	$32.04
Balance as of December 31, 2017	1,410,588	$40.34
Granted	548,245	$75.44
Vested	(525,375)	$39.87
Cancelled	(206,575)	$43.43
Balance as of December 31, 2018	1,226,883	$55.71
Granted	595,985	$81.59
Vested	(438,892)	$53.17
Cancelled	(169,158)	$65.51
Balance as of December 31, 2019	1,214,818	$67.99
Expected to vest as of December 31, 2019	902,794	$66.37

As of December 31, 2019, the Company had $66.0 million of unrecognized compensation cost related to unvested awards that it expects to recognize over a weighted-average period of 2.6 years.

Performance-Based Stock Options and Restricted Stock Units
On November 2, 2019, the Board of Directors granted an award of time-based RSUs and performance-based NSOs to the Company’s Chairman and Chief Executive Officer, Philippe Courtot. The Compensation Committee of the Board, in consultation with its independent compensation consultant, designed these awards so that greater than 50% of this compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value.
The first portion of the award consists of 48,683 time-based RSUs that will vest in quarterly installments beginning on December 1, 2019, assuming continued service through each applicable vesting date. The second portion of the award consists of 123,856 NSOs that will vest at the end of the performance period based on achievement of goals related to revenue growth and free cash flow per share growth during the three-year period from January 2020 through December 2022, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified. If Mr. Courtot’s employment (a) is terminated by reason of death or disability or (b) is terminated by the Company for reasons other than cause within 12 months following a change in control (a “double trigger” termination), then 100% of any unvested portions of the award will vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company (2019 performance-based NSOs).
On December 21, 2018, the Board of Directors granted an award of time-based and performance-based restricted stock units to Mr. Courtot. The compensation committee of the Board, in consultation with its independent compensation consultant, designed these awards so that greater than 50% of this compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The first portion of the award consists of 56,250 time-based RSUs that will vest in 16 quarterly increments beginning on January 1, 2019, assuming continued service through each applicable vesting date. The second portion of the award consists of 33,089 performance-based RSUs that will vest based on achievement of goals related to revenue growth for a three-year period from January 2019 through December 2021 and adjusted EBITDA margin for the 2021 fiscal year, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified. The third portion of the award consists of 33,088 performance-based RSUs that will vest in three increments based on the achievement of goals related to revenue growth and adjusted EBITDA margin for each of the 2019, 2020 and 2021 fiscal years, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified for the relevant increment. If Mr. Courtot’s employment (a) is terminated by reason of death or disability or (b) is terminated by the Company for reasons other than cause or good reason within 12 months following a change in control (a “double trigger” termination), then 100% of any unvested portions of the award will vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company (2018 performance-based RSUs).
The Company accounts for these awards as share-based compensation with multiple performance conditions and recognizes compensation costs when it is probable that the performance conditions are met. The Company assesses these conditions on a quarterly basis. During the year ended December 31, 2019, stock-based compensation costs of $0.3 million and $0.9 million were recognized for the 2019 performance-based NSOs and the 2018 performance-based RSUs, respectively.

Share Repurchase Program
On February 5, 2018, the Company's board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 30, 2018, the Company announced that the board of directors had authorized an increase of $100.0 million to the original share repurchase program authorization. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. On October 24, 2019, the Company's board of directors authorized another increase of $100.0 million, which allows the Company to repurchase shares pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act until October 30, 2020.
Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess amount that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to retained earnings.
During the year ended December 31, 2019, the Company repurchased 1,026,455 shares of its common stock for approximately $86.4 million. All share repurchases were made using cash resources. As of December 31, 2019, approximately $128.5 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 9.	Employee Benefits Plan

401(k) Plan
The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. During the fiscal years ended December 31, 2019, 2018 and 2017, the Company made contributions to the 401(k) Plan of $1.3 million, $1.2 million and $1.1 million, respectively.
The Company contributes to a Provident Fund Plan for its employees in India, which is defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. During the fiscal years ended December 31, 2019, 2018 and 2017, the Company contributed $1.1 million, $0.7 million and $0.4 million, respectively, to those plans.

NOTE 10.	Income Taxes

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$72,124	$50,010	$34,914
Foreign	7,859	5,458	4,464
Income before income taxes	$79,983	$55,468	$39,378

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current
Federal	$(90)	$(90)	$22
State	646	62	23
Foreign	3,000	1,988	1,471
Total current provision	3,556	1,960	1,516
Deferred
Federal	7,085	(3,449)	(1,650)
State	447	21	(996)
Foreign	(441)	(368)	68
Total deferred (benefit) provision	7,091	(3,796)	(2,578)
Total provision for (benefit from) provision for income taxes	$10,647	$(1,836)	$(1,062)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes	1.5	(1.9)	(2.1)
Stock-based compensation	(7.2)	(20.4)	(58.1)
Foreign source income	0.1	(0.2)	(0.2)
Change in valuation allowance	1.1	4.4	2.8
Federal rate adjustment (due to 2017 Tax Act)	—	—	26.4
Federal and state research and development credit	(3.7)	(6.7)	(5.3)
Other	0.4	0.5	(1.2)
Provision for (benefit from) income taxes	13.2%	(3.3)%	(2.7)%

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law. The new legislation contains several key tax provisions that impact the Company, including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings (transition tax), acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The Company recognized a provisional income tax expense of $10.4 million in the fourth quarter of 2017, from the re-measurement of certain deferred tax assets and liabilities as a result of the reduction of the federal tax rate, which was included as a component of the income tax provision on its consolidated statement of income. The Company completed its analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no material change to its provisional estimate.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$1,325	$11,250
Research and development credit carryforwards	20,182	16,901
Foreign tax credit carryforwards	2,586	2,209
Accrued liabilities	1,109	4,180
Deferred revenues	4,843	4,200
Lease Liability	13,187	—
Intangible assets	327	—
Stock-based compensation	5,942	6,975
Other	158	174
Gross deferred tax assets	49,659	45,889
Valuation allowance	(10,094)	(9,100)
Net deferred tax assets	39,565	36,789
Deferred tax liabilities
Fixed assets	(8,097)	(8,160)
ROU Asset	(10,496)	—
Deferred commissions	(2,142)	(1,458)
Intangible assets	—	(784)
Total deferred tax liabilities	(20,735)	(10,402)
Net deferred tax assets	$18,830	$26,387

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2019. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $10.1 million against such deferred tax assets. The valuation allowance increased by $1.0 million and $3.3 million during the years ended December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $5.0 million and $2.1 million, respectively, available to reduce federal and state taxable income. Federal net operating losses do not expire but the net operating loss deduction is limited to 80% of taxable income. The state net operating losses begin to expire in 2030. Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2019, the Company had $14.6 million of federal and $13.2 million of state research and development credit carryforwards, respectively. Federal research and development credits begin to expire in 2022. State research and development credits do not expire. As of December 31, 2019, the Company had foreign tax credit carryforwards of $2.6 million which begin to expire in 2024.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017

Unrecognized tax benefits beginning balance	$6,406	$5,112	$4,071
Gross increase for tax positions of prior years	—	279	66
Gross decrease for tax positions of prior years	(12)	(227)	—
Gross increase for tax positions of current year	1,384	1,399	1,101
Lapse of statute of limitations	—	(157)	(126)
Total unrecognized tax benefits	$7,778	$6,406	$5,112

The unrecognized tax benefits, if recognized, would impact the income tax provision by $4.2 million, $3.5 million and $2.8 million as of December 31, 2019, 2018 and 2017, respectively. The remaining amount would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. As of December 31, 2019, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2019, 2018 and 2017.

The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2001 through 2018 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that its gross unrecognized tax benefits could increase or decrease in the next 12 months.

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
Revenue by geographic area, based on the customers billing address, is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$206,555	$185,887	$162,681
Foreign	115,052	93,002	68,147
Total revenues	$321,607	$278,889	$230,828

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net, by geographic area, is as follows:

	December 31,
	2019	2018
	(in thousands)
United States	$46,100	$51,587
India	9,221	5,774
Rest of world	5,258	4,081
Total property and equipment, net	$60,579	$61,442

NOTE 12.	Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Numerator:
Net income	$69,336	$57,304	$40,440

Denominator:
Weighted-average shares used in computing net income per share - basic	39,075	38,876	37,443
Effect of potentially dilutive securities:
Common stock options	1,807	2,401	2,262
Restricted stock units	463	620	366
Weighted-average shares used in computing net income per share - diluted	$41,345	$41,897	$40,071
Net income per share:
Basic	$1.77	$1.47	$1.08
Diluted	$1.68	$1.37	$1.01

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Common stock options	461	177	742
Restricted stock units	26	22	71
Total anti-dilutive shares	487	199	813

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.	Selected Quarterly Financial Information (Unaudited)

The following table shows a summary of the Company's quarterly financial information for each of the quarters in the two-year period ended December 31, 2019:

	Three Months Ended
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(unaudited)
	(in thousands, except per share data)
Revenues	$84,664	$82,671	$78,929	$75,343	$74,200	$71,658	$68,153	$64,878
Income from operations	19,545	22,549	16,108	14,051	12,943	18,117	10,895	8,406
Other income (expense), net	1,757	1,786	2,401	1,786	1,862	1,116	884	1,245
Income before income taxes	21,302	24,335	18,509	15,837	14,805	19,233	11,779	9,651
Net income	$20,664	$19,174	$16,232	$13,266	$14,400	$23,469	$10,293	$9,142
Net income per share:
Basic	$0.53	$0.49	$0.41	$0.34	$0.37	$0.60	$0.26	$0.24
Diluted	$0.50	$0.47	$0.39	$0.32	$0.35	$0.56	$0.24	$0.22

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.
(a)(2) Financial Statement Schedules

SCHEDULE II
SUPPLEMENTARY CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions and Other (1)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2019	$683	$247	$(345)	$585
Year Ended December 31, 2018	$816	$86	$(219)	$683
Year Ended December 31, 2017	$702	$657	$(543)	$816
(1) Primarily represents write-offs of uncollectible accounts, net of recoveries.
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
(b) Exhibits

			Incorporated by Reference
Exhibit		Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date
Number

3.1		Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2		Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1		Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2		Description of Registrant’s securities	X

10.1*		2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*		2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*		Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.		S-1	333-182027	10.3	June 8, 2012

10.4*		Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.5*		Offer Letter, between Qualys, Inc. and Melissa B. Fisher, dated April 15, 2016.		8-K	001-35662	10.1	May 2, 2016

10.6*		Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.7*		Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.8		Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

10.9*		Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

10.10*†		Qualys, Inc. 2016 Corporate Bonus Plan, as amended.		10-Q	001-35662	10.3	August 4, 2016

10.11		Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.12†		Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.13†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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
			X

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104		Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

	*	Indicates a management contract or compensatory plan or arrangement.
	†	Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 21, 2020.

QUALYS, INC.

By:	/s/ PHILIPPE F. COURTOT
Philippe F. Courtot
Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ PHILIPPE F. COURTOT	Chairman and Chief Executive Officer (principal executive officer)	February 21, 2020
Philippe F. Courtot

/s/ MELISSA B. FISHER	Chief Financial Officer (principal financial officer)	February 21, 2020
Melissa B. Fisher

/s/ SANDRA E. BERGERON	Director	February 21, 2020
Sandra Bergeron

/s/ JEFFREY P. HANK	Director	February 21, 2020
Jeffrey P. Hank

/s/ GENERAL PETER PACE	Director	February 21, 2020
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 21, 2020
Kristi M. Rogers

/s/ WENDY M. PFEIFFER	Director	February 21, 2020
Wendy M. Pfeiffer