Form 10-Q
period 2020-03-31
QUALYS, INC.
filed 2020-05-07
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

(650) 801-6100
(Registrant’s telephone number, including area code)
__________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	QLYS	The NASDAQ Stock Market LLC

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

The number of shares of the Registrant's common stock outstanding as of April 30, 2020 was 38,958,981.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$147,565	$87,559
Short-term marketable securities	184,387	211,331
Accounts receivable, net of allowance of $640 and $585 as of March 31, 2020 and December 31, 2019, respectively	72,696	78,034
Prepaid expenses and other current assets	20,490	18,692
Total current assets	425,138	395,616
Long-term marketable securities	102,777	119,508
Property and equipment, net	61,665	60,579
Operating leases - right of use asset	38,760	40,551
Deferred tax assets, net	16,930	18,830
Intangible assets, net	15,275	16,795
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	15,300	15,082
Total assets	$684,492	$675,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$653	$848
Accrued liabilities	23,753	22,784
Deferred revenues, current	201,861	192,172
Operating lease liabilities, current	7,968	7,663
Total current liabilities	234,235	223,467
Deferred revenues, noncurrent	21,823	20,935
Operating lease liabilities, noncurrent	41,486	44,015
Other noncurrent liabilities	218	388
Total liabilities	297,762	288,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 39,024,673 and 39,146,272 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	39	39
Additional paid-in capital	368,016	362,408
Accumulated other comprehensive income (loss)	1,553	1,162
Retained earnings	17,122	23,194
Total stockholders’ equity	386,730	386,803
Total liabilities and stockholders’ equity	$684,492	$675,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$86,263	$75,343
Cost of revenues	18,495	17,709
Gross profit	67,768	57,634
Operating expenses:
Research and development	17,983	15,837
Sales and marketing	18,230	17,315
General and administrative	11,124	10,431
Total operating expenses	47,337	43,583
Income from operations	20,431	14,051
Other income (expense), net:
Interest expense	(3)	(42)
Interest income	1,924	2,051
Other expense, net	(135)	(223)
Total other income, net	1,786	1,786
Income before income taxes	22,217	15,837
Provision for income taxes	3,523	2,571
Net income	$18,694	$13,266
Net income per share:
Basic	$0.48	$0.34
Diluted	$0.46	$0.32
Weighted average shares used in computing net income per share:
Basic	39,112	39,109
Diluted	40,846	41,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$18,694	$13,266
Other comprehensive income (loss):
Available-for-sale debt securities:
Changes in net unrealized gain, net of tax effects of ($104) and ($38) in the three months ended March 31, 2020 and 2019, respectively	351	655
Reclassification adjustments for net realized (gain) loss included in net income, net of tax effects of $25 and ($2) in the three months ended March 31, 2020 and 2019, respectively	(85)	28
Total change in unrealized gain on marketable securities, net of tax	266	683
Cash flow hedges:
Changes in net unrealized gain, net of tax effects of ($94) and ($48) in the three months ended March 31, 2020 and 2019, respectively	316	203
Reclassification adjustments for net realized (gain) loss included in net income, net of tax effects of $57 and ($3) in the three months ended March 31, 2020 and 2019, respectively	(191)	10
Total changes in unrealized gain on cash flow hedges, net of tax	125	213
Other comprehensive income, net of tax	391	896
Comprehensive income	$19,085	$14,162

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$18,694	$13,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,747	7,935
Loss on disposal of property and equipment	—	105
Bad debt expense	148	—
Stock-based compensation	9,997	8,445
Amortization of accretion of discounts on marketable securities	(64)	(580)
Deferred income taxes	1,784	1,643
Changes in operating assets and liabilities:
Accounts receivable	5,190	7,962
Prepaid expenses and other assets	(1,629)	(3,205)
Accounts payable	(262)	(1,374)
Accrued liabilities	253	332
Deferred revenues	10,577	9,855
Other non-current liabilities	—	(37)
Net cash provided by operating activities	52,435	44,347
Cash flows from investing activities:
Purchases of marketable securities	(85,567)	(66,224)
Sales and maturities of marketable securities	129,651	91,046
Purchases of property and equipment	(7,271)	(8,608)
Business combinations	—	(850)
Net cash provided by investing activities	36,813	15,364
Cash flows from financing activities:
Repurchase of common stock	(28,926)	(7,871)
Proceeds from exercise of stock options	4,714	4,047
Payments for taxes related to net share settlement of equity awards	(5,000)	(3,367)
Principal payments under finance lease obligations	(30)	(419)
Net cash used in financing activities	(29,242)	(7,610)
Net increase in cash, cash equivalents and restricted cash	60,006	52,101
Cash, cash equivalents and restricted cash at beginning of period	88,759	42,226
Cash, cash equivalents and restricted cash at end of period	$148,765	$94,327

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2019	39,146,272	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	18,694	18,694
Other comprehensive income, net of tax	—	—	—	391	—	391
Issuance of common stock upon exercise of stock options	144,989	—	4,714	—	—	4,714
Repurchase of common stock	(346,250)	—	(4,160)	—	(24,766)	(28,926)
Issuance of common stock upon vesting of restricted stock units	138,260	—	—	—	—	—
Taxes related to net share settlement of equity awards	(58,598)	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	10,054	—	—	10,054
Balances at March 31, 2020	39,024,673	$39	$368,016	$1,553	$17,122	$386,730

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	39,015,034	$39	$330,572	$(586)	$27,964	$357,989
Net income	—	—	—	—	13,266	13,266
Other comprehensive income, net of tax	—	—	—	896	—	896
Issuance of common stock upon exercise of stock options	152,164	—	4,047	—	—	4,047
Repurchase of common stock	(94,090)	—	(1,129)	—	(6,742)	(7,871)
Issuance of common stock upon vesting of restricted stock units	99,601	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38,877)	—	(3,367)	—	—	(3,367)
Stock-based compensation	—	—	8,443	—	—	8,443
Balances at March 31, 2019	39,133,832	$39	$338,566	$310	$34,488	$373,403

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based IT, security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally distributed IT infrastructures.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2020 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic. As a result of COVID-19, the Company has modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 outbreak, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of its customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

results could differ from those estimates and such differences may be material to the accompanying unaudited condensed consolidated financial statements.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated net asset positions, to date primarily cash, accounts receivable and operating lease liabilities (non-designated forward contracts), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated cash flow hedges). Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities or other noncurrent liabilities in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first recorded within accumulated other comprehensive income ("AOCI") and then reclassified to revenue or operating expenses when the hedged item impacts the condensed consolidated statements of operations.

Stock-Based Compensation
The Company recognizes the fair value of its employee stock options and restricted stock units over the requisite service periods for those awards ultimately expected to vest. The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the fair value of each restricted stock unit ("RSU") is based on the price of the Company's stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
The Company has issued performance-based awards and stock options, and accounts for these awards and options as stock-based compensation with multiple performance conditions. For these performance-based awards, the Company records compensation expense for only the performance milestones that are probable of being achieved, with such expense recorded on a straight-line basis over the expected vesting period. The Company reassesses performance-based estimates each reporting period and if there are any changes in the probability of achievement, the Company recognizes the cumulative effect in the period when the estimate changes.

Non-marketable securities
During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The investment is included in other noncurrent assets on the consolidated balance sheets and measured at cost less impairment, adjusted for observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2020 and December 31, 2019, no impairment was recorded for the investment. During the second quarter ended June 30, 2019, the Company made an advance payment of $0.6 million to the investee for certain development work, which is recorded in other noncurrent assets on the condensed consolidated balance sheet. During the third quarter ended September 30, 2019, the Company made an additional investment of $0.6 million in a convertible security issued by this investee and recorded it in other current assets on the condensed consolidated balance sheet.

Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs related to internal-use software. It also requires the Company to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company adopted this ASU prospectively to applicable implementation costs incurred since January 1, 2020. Applicable implementation costs capitalized during the three months ended March 31, 2020 were not material.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) as modified by subsequently issued ASU No. 2018-19, 2019-04 and 2019-05, which introduces a new accounting model, Current

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Expected Credit Losses (CECL). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company adopted this ASU on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01). This ASU clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. It is effective for the Company beginning in the first quarter of fiscal 2021, and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2020-01 on the Company's consolidated financial statements.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including certain cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's Level 1 assets include a highly liquid money market funds, which are valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. During the fiscal year ended December 31, 2019 and 2018, the Company made investments of $0.6 million in a convertible security and $2.5 million in preferred stock, respectively, issued by a privately-held company. The estimated fair value of the investments was determined based on Level 3 inputs. As of March 31, 2020 and December 31, 2019, management estimated that the fair value of the investments equaled their carrying value.

The Company's cash and cash equivalents, and marketable securities consist of the following:

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$94,365	$—	$—	$94,365
Money market funds	35,033	—	—	35,033
U.S. government agencies	15,439	10	—	15,449
Commercial paper	1,200	—	—	1,200
Corporate bonds	1,517	1	—	1,518
Total	147,554	11	—	147,565
Short-term marketable securities:
Commercial paper	1,000	—	—	1,000
Corporate bonds	23,975	17	(84)	23,908
Asset-backed securities	3,017	9	—	3,026
U.S. government agencies	155,316	1,137	—	156,453
Total	183,308	1,163	(84)	184,387
Long-term marketable securities:
Asset-backed securities	39,983	79	(72)	39,990
U.S. government agencies	16,409	544	(10)	16,943
Corporate bonds	46,065	169	(390)	45,844
Total	102,457	792	(472)	102,777
Total	$433,319	$1,966	$(556)	$434,729

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2019
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

There were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. As of March 31, 2020, the Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until maturity or recovery. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.
The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$35,033	$—	$35,033
Commercial paper	—	2,200	2,200
U.S. government agencies	—	188,844	188,844
Corporate bonds	—	71,271	71,271
Asset-backed securities	—	43,016	43,016
Total	$35,033	$305,331	$340,364

	December 31, 2019
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$58	$—	$58
Commercial paper	—	5,638	5,638
U.S. government agencies	—	220,362	220,362
Corporate bonds	—	65,596	65,596
Asset-backed securities	—	42,642	42,642
Total	$58	$334,238	$334,296

There were no transfers between Level 1 and Level 2 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following summarizes the fair value of marketable securities by contractual or effective maturity as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$2,200	$—	$—	$2,200
U.S. government agencies	171,901	15,712	1,231	188,844
Corporate bonds	25,428	24,156	21,687	71,271
Asset-backed securities	27,041	15,975	—	43,016
Total	$226,570	$55,843	$22,918	$305,331

	December 31, 2019
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$5,638	$—	$—	$5,638
U.S. government agencies	173,546	46,816	—	220,362
Corporate bonds	33,098	23,251	9,247	65,596
Asset-backed securities	2,449	15,550	24,643	42,642
Total	$214,731	$85,617	$33,890	$334,238
Derivative Financial Instruments
Designated cash flow hedges
The Company uses a hedging strategy to reduce its exposure to foreign currency exchange rate fluctuations for forecasted subscription renewals and new orders in British Pound ("GBP") and Euro. The Company uses forward currency contracts accounted for as cash flow hedges against a designated portion of forecasted subscription renewals and new orders. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in AOCI and will be reclassified into revenue when the respective hedged transactions affect earnings.
In addition, the Company uses a hedging strategy to reduce its exposure associated with costs incurred in Indian Rupee ("INR"). Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in AOCI and will be reclassified into operating expenses when the associated hedged costs are incurred.
At March 31, 2020, the Company had 39 open designated cash flow hedge contracts with notional amounts of €22.3 million, £9.4 million and Rs.1,560 million. At December 31, 2019, the Company had 26 open designated cash flow hedge contracts with notional amounts of €24.2 million and £9.7 million.

	Three Months Ended March 31,
Derivative instruments designated as cash flow hedges:	2020	2019
Net unrealized gains (before tax) recognized in AOCI:	(in thousands)
Foreign currency forward contracts (GBP, Euro and INR)	$410	$251

Net unrealized (gains) losses (before tax) reclassified from AOCI into income:
Foreign currency forward contracts (GBP and Euro)	(248)	13
Net change in AOCI before tax	162	264
Net tax impact on the change in AOCI	(37)	(51)
Net change in AOCI after tax	$125	$213

As of March 31, 2020, the net amount of unrealized gains and losses on the foreign currency forward contracts for GBP and Euro reported in AOCI that is expected to be reclassified into revenue within the next 12 months is a gain of $1.2 million (before tax). As of March 31, 2020, the net amount of unrealized gains and losses on the foreign currency

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

forward contracts for INR reported in AOCI that is expected to be reclassified into operating expenses is a loss of $1.0 million (before tax).
Non-designated forward contracts
At March 31, 2020, the Company had 13 outstanding non-designated forward contracts with notional amounts of €13.1 million, £6.2 million and Rs.443.4 million. At December 31, 2019, the Company had 15 outstanding non-designated forward contracts with notional amounts of €20.0 million, £5.6 million and Rs.756.0 million.
The following summarizes derivative financial instruments as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Assets:	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$954	$427
Foreign currency forward contracts not designated as hedging instruments	516	515
Total	$1,470	$942
Liabilities:
Foreign currency forward contracts designated as cash flow hedge	$(1,059)	$(524)
Foreign currency forward contracts not designated as hedging instruments	(280)	(550)
Total	$(1,339)	$(1,074)

All foreign currency forward contracts were valued at fair value using level 2 inputs.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net gain from non-designated forward contracts	$804	$23
Other foreign currency transactions loss	(871)	(183)
Total foreign exchange loss, net	(67)	(160)
Other expenses	(68)	(63)
Other expense, net	$(135)	$(223)

NOTE 3.	Accumulated Other Comprehensive Income (loss)
The components and changes in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Unrealized gains (losses) on AFS debt securities	Unrealized gains (losses) on cash flow hedges	Total
Balances as of December 31, 2019	$822	$340	$1,162
Other comprehensive income before reclassification	351	316	667
Reclassification of gains from Other comprehensive income (loss)	(85)	(191)	(276)
Total change in unrealized gain, net of tax	266	125	391
Balances as of March 31, 2020	$1,088	$465	$1,553

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Unrealized gains (losses) on AFS debt securities	Unrealized gains (losses) on cash flow hedges	Total
Balances as of December 31, 2018	$(545)	$(41)	$(586)
Other comprehensive income before reclassification	655	203	858
Reclassification of losses from Other comprehensive income (loss)	28	10	38
Total change in unrealized gain, net of tax	683	213	896
Balances as of March 31, 2019	$138	$172	$310

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Computer equipment	$116,810	$112,599
Computer software	26,154	26,137
Furniture, fixtures and equipment	8,133	6,973
Finance leases - right of use asset	3,503	3,503
Scanner appliances	16,207	15,864
Leasehold improvements	20,302	18,817
Total property and equipment	191,109	183,893
Less: accumulated depreciation and amortization	(129,444)	(123,314)
Property and equipment, net	$61,665	$60,579

Physical scanner appliances and other computer equipment had a net carrying value of $4.4 million and $4.9 million at March 31, 2020 and December 31, 2019, respectively, including assets that had not been placed in service of $0.8 million and $0.9 million, respectively. Depreciation and amortization expense relating to property and equipment, including assets under finance leases, was $6.1 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5.	Revenue from Contracts with Customers
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Capitalized costs to obtain contracts, current and noncurrent are as follows (in thousands):

	March 31, 2020	December 31, 2019
Commission asset, current	$2,789	$2,568
Commission asset, noncurrent	$6,629	$6,454

For the three months ended March 31, 2020 and 2019, the Company recognized $0.7 million and $0.4 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs.
The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenue of $73.8 million and $64.2 million was recognized during the three months ended March 31, 2020 and 2019, respectively, which amounts were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.

The Company's payment terms vary by the type and location of its customer and the products or services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2020 (in thousands):

Total Expected Revenue
2020 (remaining nine months)	$61,692
2021	48,049
2022	22,146
2023	3,286
2024	456
2025 and thereafter	151
Total	$135,780

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenues by sales channel are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Direct	$50,005	$43,039
Partner	36,258	32,304
Total	$86,263	$75,343

The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT, security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 13, "Segment Information and Information about Geographic Area" for disaggregation of revenue by geographic area.

NOTE 6.	Business Combination

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

NOTE 7.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses from business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The carrying values of intangible assets are as follows (in thousands, except for years):

				March 31, 2020
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	2.5	$26,356	$(11,561)	$14,795
Patent licenses	14.0	4.4	1,387	(947)	440
Total intangibles subject to amortization			$27,743	$(12,508)	15,235
Intangible assets not subject to amortization					40
Total intangible assets, net					$15,275

				December 31, 2019
	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	2.7	$26,356	$(10,066)	$16,290
Patent Licenses	14.0	4.7	1,387	(922)	465
Total intangibles subject to amortization			$27,743	$(10,988)	16,755
Intangible assets not subject to amortization					40
Total intangible assets, net					$16,795

Intangible asset amortization expense was $1.5 million for each of the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Company expects amortization expense in future periods to be as follows (in thousands):

Amortization Expense
2020 (remaining nine months)	$4,561
2021	6,081
2022	4,427
2023	100
2024	66
Total expected future amortization expense	$15,235

NOTE 8.	Leases
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
Where the Company is the lessee, the Company elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes. In arrangements where the Company is the lessor, the Company elected to apply the practical expedient

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

which allows the Company to account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components under the revenue recognition guidance in Topic 606 as service revenues are the predominant components in the arrangements.
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
The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		March 31,	December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease - right of use asset	$38,760	$40,551
Finance lease assets	Property and equipment, net	1,007	1,299
Total lease assets		$39,767	$41,850

Liabilities
Current
Operating	Operating lease liabilities, current	$7,968	$7,663
Finance	Accrued liabilities	148	124
Noncurrent
Operating	Operating lease liabilities, noncurrent	41,486	44,015
Finance	Other noncurrent liabilities	—	54
Total lease liabilities		$49,602	$51,856

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. Lease expense was $4.4 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively.
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,791
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$562

Operating and financing cash flows from finance leases were immaterial during the three months ended March 31, 2020.
The weighted average remaining lease term and the weighted average discount rate of the Company's leases were as follows:

March 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	0.8
Weighted average discount rates
Operating leases	5.0%
Finance leases	5.0%

NOTE 9.	Commitments and Contingencies

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
The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

NOTE 10.	Stockholders' Equity and Stock-based Compensation
Equity Incentive Plans
2012 Equity Incentive Plan
Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 15.7 million shares of common stock as of March 31, 2020. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2020, 7.2 million shares were available for grant under the 2012 Plan.

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

Stock-based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cost of revenues	$614	$545
Research and development	3,437	2,340
Sales and marketing	1,560	1,068
General and administrative	4,386	4,492
Total stock-based compensation	$9,997	$8,445

As of March 31, 2020, the Company had $14.9 million of total unrecognized stock-based compensation cost related to unvested options which was expected to be recognized over a weighted-average period of 2.2 years, and $60.5 million of unrecognized stock-based compensation cost related to unvested RSUs which was expected to be recognized over a weighted-average period of 2.5 years. Compensation cost is recognized over the service period. Forfeitures are estimated at the time of grant and revised in subsequent periods, if actual forfeitures differ from those estimates.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2019	2,866,675	$40.54	6.0	$125,647
Granted	82,300	$88.57
Exercised	(144,989)	$32.51
Canceled	(19,235)	$80.57
Balance as of March 31, 2020	2,784,751	$42.11	6.2	$126,495
Vested and expected to vest - March 31, 2020	2,620,436	$39.53	6.0	$125,595
Exercisable - March 31, 2020	2,073,385	$29.22	5.3	$120,221

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Restricted Stock

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2019	1,214,818	$67.99
Granted	64,397	$87.34
Vested	(138,260)	$59.51
Canceled	(23,348)	$69.61
Balance as of March 31, 2020	1,117,607	$70.12
Outstanding and expected to vest - March 31, 2020	826,637	$68.49

Performance-Based Stock Options and Restricted Stock Units
On November 2, 2019, the Compensation Committee of the Company's board of directors granted the equity award for 2020, which consisted of time-based RSUs and performance-based non-statutory stock options ("NSOs"), to the Company’s Chairman and Chief Executive Officer, Philippe Courtot. The Compensation Committee, in consultation with its independent compensation consultant, designed these awards so that greater than 50% of this compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value.
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
On December 21, 2018, the Compensation Committee granted the equity award for 2019, which consisted of time-based and performance-based RSUs, to Mr. Courtot. The Compensation Committee, in consultation with its independent compensation consultant, designed these awards so that greater than 50% of this compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value.
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
During the three months ended March 31, 2020,14,864 shares, which represent 135% of the target number of 11,030 shares under the 2018 performance-based RSUs, vested as a result of the Company achieving the performance goals for fiscal 2019.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During each of the three months ended March 31, 2020 and 2019, stock-based compensation costs of $0.1 million and $0.2 million, respectively, were recognized for the 2019 performance-based NSOs and the 2018 performance-based RSUs.

Share Repurchase Program
On February 5, 2018, the Company's board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 30, 2018, October 30, 2019 and May 7, 2020, the Company announced that its board of directors had authorized an increase of $100.0 million, $100.0 million and $100.0 million, respectively, to the original share repurchase program authorization, resulting in an aggregate authorization of $400.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1"), until April 28, 2022.
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
During the three months ended March 31, 2020, the Company repurchased 346,250 shares of its common stock for approximately $28.9 million. All share repurchases were made using cash resources. As of March 31, 2020, approximately $99.6 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 11.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$18,694	$13,266
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,112	39,109
Effect of potentially dilutive securities:
Common stock options	1,423	1,970
Restricted stock units	311	467
Diluted	40,846	41,546
Net income per share:
Basic	$0.48	$0.34
Diluted	$0.46	$0.32

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Common stock options	582	343
Restricted stock units	66	38
	648	381

NOTE 12.	Income Taxes
The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, and the benefit of U.S. federal income tax credits and foreign-derived intangible income deduction.
The Company recorded an income tax provision of $3.5 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively, resulting in an effective tax rate of 15.9% and 16.2%, respectively. The tax provision for the three months ended March 31, 2020 as compared to the tax provision for the three months ended March 31, 2019 changed primarily due to an increase in pre-tax income in the current period.
As of March 31, 2020, the Company had unrecognized tax benefits of $8.1 million, of which $4.4 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2019, the Company had unrecognized tax benefits of $7.8 million, of which $4.2 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

NOTE 13.	Segment Information and Information about Geographic Area
The Company operates in one segment. The Company determines its reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to reportable operating segments and geographic regions. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. The Company’s principal operating and decision-making functions are located in the United States.
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
United States	$54,963	$48,621
Foreign	31,300	26,722
Total	$86,263	$75,343

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Property and equipment, net, by geographic area, is as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
United States	$44,614	$46,100
India	11,358	9,221
Foreign	5,693	5,258
Total property and equipment, net	$61,665	$60,579

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 21, 2020.

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;

•	anticipated technology trends, such as the use of cloud solutions;

•	our ability to adapt to changing market conditions;

•	the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business;

•	economic and financial conditions, including volatility in foreign exchange rates;

•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;

•	the effects of increased competition in our market;

•	our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;

•	our ability to effectively manage our growth;

•	our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development, and acquisitions;

•	maintaining and expanding our relationships with channel partners;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our expectations, assumptions and conclusions related to our provision for income taxes, our deferred tax assets and our effective tax rate; and

•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview
We are a pioneer and leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their

IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify and manage their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions delivered on our Qualys Cloud Platform to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.
We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•
IT Security: Vulnerability Management (VM), Vulnerability Management, Detection, and Response (VMDR); Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Indication of Compromise (IOC);

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
Our VM solutions (including VM, VMDR, CM, TP, Cloud Agent for VM, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 72% and 73% of our revenues for the three months ended March 31, 2020 and 2019, respectively.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In the three months ended March 31, 2020 and the corresponding period of 2019, approximately 64% and 65%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. While we have not incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of our customers and partners. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, amortization of capitalized internal-use software, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of third-party technology licensing fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

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
General and Administrative
General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation for our executive, finance and accounting, information technology, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, British Pound and Indian Rupee; and gains and losses from disposal of property and equipment.

Provision for Income Taxes
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which were generally similar to the U.S. statutory tax rate.
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. Our effective tax rate differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, and the benefit of U.S. federal income tax credits and foreign-derived intangible income deduction.
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

	Three Months Ended
	March 31,
	2020	2019
Revenues	100%	100%
Cost of revenues	21	24
Gross profit	79	76
Operating expenses:
Research and development	21	21
Sales and marketing	21	22
General and administrative	13	14
Total operating expenses	55	57
Income from operations	24	19
Other income, net	2	2
Income before income taxes	26	21
Provision for income taxes	4	3
Net income	22%	18%

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Revenues	$86,263	$75,343	$10,920	14.5%

Revenues increased $10.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after March 31, 2019. Of the total increase of $10.9 million, $6.3 million was from customers in the United States and the remaining $4.6 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Cost of revenues	$18,495	$17,709	$786	4.4%

Cost of revenues increased $0.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to a $0.4 million increase in data center costs, $0.4 million increase in licenses and software services, and $0.3 million increase in equipment repair and maintenance expenses due to our continued business growth. These increases were partially offset by a decrease in depreciation expenses associated with data center equipment.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Research and development	$17,983	$15,837	$2,146	13.6%

Research and development expenses increased $2.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in stock-based compensation expense of $1.2 million driven by additional employees hired to support the growth of our business and $0.9 million increase in allocation of overhead costs to the research and development department related to increased leasing expenses for our new office in India.

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$18,230	$17,315	$915	5.3%

Sales and marketing expenses increased $0.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an increase in stock-based compensation expense of $0.5 million and an increase in personnel expenses of $0.4 million driven by additional employees hired to support the growth of our business.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$11,124	$10,431	$693	6.6%

General and administrative expenses increased $0.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to $0.3 million increase in legal fees and $0.3 million increase in taxes and penalties.

Total Other Income, Net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Total other income, net	$1,786	$1,786	$—	—%

Total other income, net for the three months ended March 31, 2020 remained consistent with the three months ended March 31, 2019.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$3,523	$2,571	$952	37.0%
Effective tax rate	15.9%	16.2%
We recorded an income tax provision of $3.5 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.
The increase in income tax provision for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, is primarily due to an increase in pre-tax income in the current period.

Key Non-GAAP Metric
In addition to measures of financial performance presented in our condensed consolidated financial statements, we monitor the Non-GAAP key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

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
Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except percentages)
Adjusted EBITDA	$38,195	$30,625
Percentage of revenues	44%	41%

The following unaudited table presents the reconciliation of net income to adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net income	$18,694	$13,266
Depreciation and amortization of property and equipment	6,227	6,415
Amortization of intangible assets	1,520	1,520
Provision for income taxes	3,523	2,571
Stock-based compensation	9,997	8,445
Other income, net	(1,786)	(1,786)
Acquisition-related expense (1) (2)	20	194
Adjusted EBITDA	$38,195	$30,625
(1) For three months ended March 31, 2020, includes $0.02 million of compensation related to acquisitions in 2019 and 2018.
(2) For three months ended March 31, 2019, includes $0.3 million, $1.27 million and $0.01 million of compensation related to acquisitions in 2019, 2018 and 2017, respectively, offset by $1.4 million of reversals of previous obligations.

Liquidity and Capital Resources

At March 31, 2020, our principal source of liquidity was cash, cash equivalents, and marketable securities of $434.7 million, including $25.0 million held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We generated positive cash flows from operations during each of the three months ended March 31, 2020 and 2019. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$52,435	$44,347
Cash provided by investing activities	36,813	15,364
Cash used in financing activities	(29,242)	(7,610)

Operating Activities
For the three months ended March 31, 2020, cash flows from operating activities of $52.4 million primarily resulted from our net income of approximately $18.7 million, as adjusted for non-cash items including stock-based compensation of $10.0 million and depreciation and amortization expense of $7.7 million; and cash flows from working capital of $14.1 million mainly attributable to the continued growth in our deferred revenues and timing of collection from customers.
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

Investing Activities
For the three months ended March 31, 2020, cash provided by investing activities of $36.8 million was attributable to $44.1 million of sales and maturities of marketable securities, net of purchases, offset by $7.3 million of cash used for capital expenditures, including computer hardware and leasehold improvements to support our growth and development.
For the three months ended March 31, 2019, cash provided by investing activities of $15.4 million was attributable to $24.8 million of sales and maturities of marketable securities, net of purchases, offset by $8.6 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $0.9 million in cash in connection with our acquisition of the assets of Adya.

Financing Activities
For the three months ended March 31, 2020, cash used in financing activities of $29.2 million was attributable to share repurchases of $28.9 million and the payment of employee payroll taxes related to the net share settlement of equity awards of $5.0 million, which were partially offset by the proceeds from the exercise of stock options of $4.7 million.
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

Contractual Obligation and Commitments
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our contractual obligations consist of operating leases, purchase commitments, and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended March 31, 2020 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020, the accounting policies related to revenue recognition, leases, derivative instruments, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP, and INR, the currencies of countries where we currently have our most significant international operations. A portion of our invoicing is denominated in the Euro, GBP, Canadian Dollar and Japanese Yen. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.
The cash flow effects of our derivative contracts for the three months ended March 31, 2020 and 2019 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. As of March 31, 2020, we had 39 open designated cash flow hedge contracts with notional amounts of €22.3 million, £9.4 million and Rs.1,560 million. During the three months ended March 31, 2020 and 2019, we recorded unrealized foreign currency translation gains related to these contracts in AOCI of $0.4 million and $0.3 million (before taxes), respectively. As of December 31, 2019, we had 26 open designated cash flow hedge contracts with notional amounts of €24.2 million and £9.7 million.
The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity
We had $434.7 million in cash, cash equivalents and short-term and long-term marketable securities at March 31, 2020. Cash and cash equivalents include cash held in banks, highly liquid money market funds, U.S. government agency securities, commercial paper and corporate bonds. Marketable securities consist of fixed-income U.S. government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.
The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. We do not believe that a 10% increase or decrease in interest rates would have a material impact on our operating results or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The continued spread of COVID-19, or any similar widespread infectious disease outbreak, could harm our business, financial condition and results of operations.
In December 2019, an outbreak of COVID-19 originated in Wuhan, China and has since spread to countries around the world. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The spread of COVID-19 has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession, which could decrease demand for our solutions and negatively impact our operating results. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.
The ultimate extent of the impact of COVID-19 on our business, financial position, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, financial position, results of operations and cash flows. Such effect may be exacerbated in the event the outbreak and the measures taken in response to it persist for an extended period of time, or if there is a resurgence of the outbreak. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, partners, and customers.

Subscriptions to our Vulnerability Management solutions generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for these solutions, our operating results would suffer.
We derived approximately 72% and 73% of our revenues from subscriptions to our VM solutions for the three months ended March 31, 2020 and 2019, respectively.
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
For example, a Data Protection Act that substantially implements the European Union’s General Data Protection Regulation ("GDPR") was implemented in the United Kingdom in May 2018, and "Brexit" could also lead to further legislative and regulatory changes. It is unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated.
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
Furthermore, diversifying our solutions and expanding into new IT, security and compliance markets will require significant investment and planning, require that our research and development and sales and marketing organizations develop expertise in these new markets, bring us more directly into competition with IT, security and compliance providers that may be better established or have greater resources than we do, require additional investment of time and resources in the development and training of our channel partners and entail significant risk of failure.
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
We will need to increase the revenues that we derive from our current and future solutions other than VM for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Web Application Scanning, Web Application Firewall, CMDB Sync, Security Assessment Questionnaire, File Integrity Monitoring, Indication of Compromise, Global IT Asset Inventory, Security Configuration Assessment, Cloud Security Assessment, Certificate Inventory, Container Security and Patch Management have been relatively modest compared to revenues from our VM solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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
Some of our data centers are not currently redundant and we may not be able to rapidly move our customers from one data center to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We have added data center facilities to provide additional capacity for our cloud platform and to enable disaster recovery. We continue to build out these facilities; however, these additional facilities may not be operational in the anticipated time frame and we may incur unplanned expenses.
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
We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, Forescout Technologies, International Business Machines, Micro Focus International, Rapid7, Palo Alto Networks, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Imperva, McAfee, Tanium, Trustwave Holdings, Venafi, and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. Dollars, Euros, GBP, Canadian Dollars, Japanese Yen and INR, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and profitability.

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
These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the GDPR. This regulation, which took effect in May 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on February 7, 2020. Aspects of the CCPA and its interpretation remain unclear. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA, or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, U.S. and EU authorities reached a political agreement in February 2016 regarding a means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield Framework, replacing a prior program that was invalidated. We have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework. The EU-U.S. Privacy Shield Framework is subject to legal challenge, however, and it or the Swiss-U.S. Privacy Shield Framework may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents.
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
In addition, as of March 31, 2020, approximately 70% of our employees were located outside of the United States, and 61% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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
We have experienced significant growth over the last several years. From 2017 to 2019, our revenues grew from $230.8 million to $321.6 million and our headcount increased from 684 employees at the beginning of 2017 to 1,322 employees as of March 31, 2020. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2020, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2020, we incurred approximately 25% of our expenses outside of the United States in foreign currencies, primarily Euros, GBP, and INR, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2020, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, GBP and INR. The results of our operations may be adversely affected by foreign exchange fluctuations.
We use derivative financial instruments to reduce our foreign currency exchange risks. We use foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated net asset positions, to date primarily cash, accounts receivable and operating lease liabilities (non-designated), as well as to manage foreign currency fluctuation risk related to forecasted transactions (designated). However, we may not be able to purchase derivative instruments that are adequate to insulate ourselves from foreign currency exchange risks. Additionally, our hedging activities may contribute to increased losses as a result of volatility in foreign currency markets.

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
Our future performance depends on the continued services and continuing contributions of our senior management, particularly Philippe F. Courtot, our Chairman and Chief Executive Officer, and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for Mr. Courtot or for any other member of our senior management team. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Courtot, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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
In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired 1Mobility on April 1, 2018, Layered Insight on October 16, 2018, and Adya on January 10, 2019. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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
As of March 31, 2020, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2020, we had approximately 39.0 million shares of our common stock outstanding.
In addition, as of March 31, 2020, there were approximately 1.1 million restricted stock units and options to purchase approximately 2.8 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2020, we had an aggregate of 7.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.
In February 2018, we announced a $100.0 million stock repurchase program. In October 2018, October 2019 and May 2020, we announced that our authorization under this program had increased by $100.0 million, $100.0 million and $100.0 million, respectively. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the three months ended March 31, 2020, we repurchased 346,250 shares of our common stock for an aggregate purchase price of approximately $28.9 million. As of March 31, 2020, approximately $99.6 million remained available for share repurchases pursuant to our stock repurchase program.

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
On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 30, 2018, October 30, 2019 and May 7, 2020, we announced that our board of directors had authorized an increase of $100.0 million, $100.0 million and $100.0 million, respectively, to the original share repurchase program authorization, resulting in an aggregate authorization of $400.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act, until April 28, 2020.

During the three months ended March 31, 2020, we repurchased 346,250 shares of common stock for approximately $28.9 million. All share repurchases were made using cash resources. As of March 31, 2020, approximately $99.6 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the three months ended March 31, 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2020	106,250	$85.41	106,250	$119,456,509
February 1 - February 29, 2020	106,000	$88.27	106,000	$110,100,154
March 1 - March 31, 2020	134,000	$78.00	134,000	$99,605,716
Total	346,250		346,250

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 7, 2020.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ MELISSA B. FISHER
Name: Melissa B. Fisher
Title: Chief Financial Officer
(principal financial officer)