Form 10-Q
period 2020-06-30
QUALYS, INC.
filed 2020-08-10
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

Act).    Yes  ☐    No  ☒

The number of shares of the Registrant's common stock outstanding as of August 5, 2020 was 39,246,507.

Qualys, Inc.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$113,909	$87,559
Short-term marketable securities	233,922	211,331
Accounts receivable, net of allowance of $643 and $585 as of June 30, 2020 and December 31, 2019, respectively	75,938	78,034
Prepaid expenses and other current assets	24,338	18,692
Total current assets	448,107	395,616
Long-term marketable securities	97,483	119,508
Property and equipment, net	63,098	60,579
Operating leases - right of use asset	42,930	40,551
Deferred tax assets, net	16,971	18,830
Intangible assets, net	13,755	16,795
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	16,024	15,082
Total assets	$707,015	$675,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,395	$848
Accrued liabilities	24,810	22,784
Deferred revenues, current	199,732	192,172
Operating lease liabilities, current	9,161	7,663
Total current liabilities	235,098	223,467
Deferred revenues, noncurrent	19,070	20,935
Operating lease liabilities, noncurrent	45,050	44,015
Other noncurrent liabilities	23	388
Total liabilities	299,241	288,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 39,315,337 and 39,146,272 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	39	39
Additional paid-in capital	384,202	362,408
Accumulated other comprehensive income	2,435	1,162
Retained earnings	21,098	23,194
Total stockholders’ equity	407,774	386,803
Total liabilities and stockholders’ equity	$707,015	$675,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$88,830	$78,929	$175,093	$154,272
Cost of revenues	18,891	17,537	37,386	35,246
Gross profit	69,939	61,392	137,707	119,026
Operating expenses:
Research and development	18,058	17,695	36,041	33,532
Sales and marketing	15,783	17,165	34,013	34,480
General and administrative	10,590	10,424	21,714	20,855
Total operating expenses	44,431	45,284	91,768	88,867
Income from operations	25,508	16,108	45,939	30,159
Other income (expense), net:
Interest expense	—	(28)	(3)	(70)
Interest income	1,392	2,198	3,316	4,249
Other income, net	194	231	59	8
Total other income, net	1,586	2,401	3,372	4,187
Income before income taxes	27,094	18,509	49,311	34,346
Provision for income taxes	775	2,277	4,298	4,848
Net income	$26,319	$16,232	$45,013	$29,498
Net income per share:
Basic	$0.67	$0.41	$1.15	$0.75
Diluted	$0.64	$0.39	$1.10	$0.71
Weighted average shares used in computing net income per share:
Basic	39,161	39,198	39,137	39,143
Diluted	40,919	41,530	40,928	41,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$26,319	$16,232	$45,013	$29,498
Other comprehensive income (loss):
Available-for-sale debt securities:
Changes in net unrealized gains, net of tax effects of ($324) and ($213) in the three months ended June 30, 2020 and 2019, respectively, and ($428) and ($251) in the six months ended June 30, 2020 and 2019, respectively.	1,093	724	1,444	1,379
Reclassification adjustments for net realized (gains) losses included in net income, net of tax effects of $5 and ($4) in the three months ended June 30, 2020 and 2019, respectively, and $30 and ($6) in the six months ended June 30, 2020 and 2019, respectively.	(15)	15	(100)	43
Total changes in unrealized gains on marketable securities, net of tax	1,078	739	1,344	1,422
Cash flow hedges:
Changes in net unrealized gains (losses), net of tax effects of $33 and ($43) in the three months ended June 30, 2020 and 2019, respectively, and ($61) and ($91) in the six months ended June 30, 2020 and 2019, respectively.	(108)	148	208	351
Reclassification adjustments for net realized (gains) losses included in net income, net of tax effects of $25 and ($13) in the three months ended June 30, 2020 and 2019, respectively, and $82 and ($16) in the six months ended June 30, 2020 and 2019, respectively.	(88)	43	(279)	53
Total changes in unrealized gains (losses) on cash flow hedges, net of tax	(196)	191	(71)	404
Other comprehensive income, net of tax	882	930	1,273	1,826
Comprehensive income	$27,201	$17,162	$46,286	$31,324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities:
Net income	$45,013	$29,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,633	15,809
Loss on disposal of property and equipment	—	183
Bad debt expense	299	86
Stock-based compensation	19,441	16,780
Accretion of discounts on marketable securities	(21)	(1,060)
Deferred income taxes	1,269	3,047
Changes in operating assets and liabilities:
Accounts receivable	1,797	12,555
Prepaid expenses and other assets	(6,725)	(6,896)
Accounts payable	220	(1,189)
Accrued liabilities	(972)	(85)
Deferred revenues	5,695	12,397
Other noncurrent liabilities	—	150
Net cash provided by operating activities	81,649	81,275
Cash flow from investing activities:
Purchases of marketable securities	(162,912)	(184,829)
Sales and maturities of marketable securities	164,109	193,270
Purchases of property and equipment	(11,568)	(14,138)
Business combinations	—	(1,850)
Net cash used in investing activities	(10,371)	(7,547)
Cash flow from financing activities:
Repurchases of common stock	(54,182)	(24,117)
Proceeds from exercise of stock options	20,430	8,991
Payments for taxes related to net share settlement of equity awards	(11,115)	(7,411)
Principal payments under finance lease obligations	(61)	(836)
Net cash used in financing activities	(44,928)	(23,373)
Net increase in cash, cash equivalents and restricted cash	26,350	50,355
Cash, cash equivalents and restricted cash at beginning of period	88,759	42,226
Cash, cash equivalents and restricted cash at end of period	$115,109	$92,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2019	39,146,272	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	18,694	18,694
Other comprehensive income, net of tax	—	—	—	391	—	391
Issuance of common stock upon exercise of stock options	144,989	—	4,714	—	—	4,714
Repurchase of common stock	(346,250)	—	(4,160)	—	(24,766)	(28,926)
Issuance of common stock upon vesting of restricted stock units	138,260	—	—	—	—	—
Taxes related to net share settlement of equity awards	(58,598)	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	10,054	—	—	10,054
Balances at March 31, 2020	39,024,673	39	368,016	1,553	17,122	386,730
Net income	—	—	—	—	26,319	26,319
Other comprehensive income, net of tax	—	—	—	882		882
Issuance of common stock upon exercise of stock options	448,056	1	15,715	—	—	15,716
Repurchase of common stock	(242,500)	(1)	(2,912)	—	(22,343)	(25,256)
Issuance of common stock upon vesting of restricted stock units	146,343	—		—	—	—
Taxes related to net share settlement of equity awards	(61,235)	—	(6,115)	—	—	(6,115)
Stock-based compensation	—	—	9,498	—	—	9,498
Balances at June 30, 2020	39,315,337	$39	$384,202	$2,435	$21,098	$407,774

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	39,015,034	$39	$330,572	$(586)	$27,964	$357,989
Net income	—	—	—	—	13,266	13,266
Other comprehensive income, net of tax	—	—	—	896	—	896
Issuance of common stock upon exercise of stock options	152,164	—	4,047	—	—	4,047
Repurchase of common stock	(94,090)	—	(1,129)	—	(6,742)	(7,871)
Issuance of common stock upon vesting of restricted stock units	99,601	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38,877)	—	(3,367)	—	—	(3,367)
Stock-based compensation	—	—	8,443	—	—	8,443
Balances at March 31, 2019	39,133,832	39	338,566	310	34,488	373,403
Net income	—	—	—	—	16,232	16,232
Other comprehensive income, net of tax		—	—	930	—	930
Issuance of common stock upon exercise of stock options	192,687	—	4,944	—	—	4,944
Repurchase of common stock	(183,948)	—	(2,207)	—	(14,038)	(16,245)
Issuance of common stock upon vesting of restricted stock units	126,754	—	—	—	—	—
Taxes related to net share settlement of equity awards	(45,250)	—	(4,044)	—	—	(4,044)
Stock-based compensation	—	—	8,378	—	—	8,378
Balances at June 30, 2019	39,224,075	$39	$345,637	$1,240	$36,682	$383,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.The Company and Summary of Significant Accounting Policies

Description of Business
Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based information technology ("IT"), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally distributed IT infrastructures.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2020 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic. As a result of COVID-19, the Company has modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 outbreak, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of its customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

income taxes. Actual results could differ from those estimates and such differences may be material to the accompanying unaudited condensed consolidated financial statements.

Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated net asset positions, to date primarily cash, accounts receivable and operating lease liabilities, as well as to manage foreign currency fluctuation risk related to forecasted transactions. Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities or other noncurrent liabilities in the condensed consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first recorded within accumulated other comprehensive income ("AOCI") and then reclassified into revenue or operating expenses when the hedged item impacts the condensed consolidated statements of operations.

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

Non-Marketable Securities
During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The investment is included in other noncurrent assets on the condensed consolidated balance sheets and measured at cost less impairment, adjusted for observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter ended June 30, 2019, the Company made an advance payment of $0.6 million to the investee for certain development work, which is recorded in other noncurrent assets on the condensed consolidated balance sheet. During the third quarter ended September 30, 2019, the Company made an additional investment of $0.6 million in a convertible security issued by this investee and recorded it in other current assets on the condensed consolidated balance sheet. As of June 30, 2020 and December 31, 2019, no impairment was recorded for the investments.

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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) ("ASU 2020-01"). This ASU clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. It is effective for the Company beginning in the first quarter of fiscal 2021, and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2020-01 on the Company's condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impacts of the provisions of ASU 2019-12 on its condensed consolidated financial statements.

NOTE 2.Fair Value of Financial Instruments
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
Level 2-Valuations based on other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3-Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's Level 1 assets include a highly liquid money market funds, which are valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. During the fiscal years ended December 31, 2019 and 2018, the Company made investments of $0.6 million in a convertible security and $2.5 million in preferred stock, respectively, issued by a privately-held company. The estimated fair value of the investments was determined based on Level 3 inputs. As of June 30, 2020 and December 31, 2019, management estimated that the fair value of the investments equaled their carrying value.

The Company's cash and cash equivalents, and marketable securities consist of the following:

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$106,272	$—	$—	$106,272
Money market funds	5,638	—	—	5,638
Commercial paper	1,999	—	—	1,999
Total	113,909	—	—	113,909
Short-term marketable securities:
Commercial paper	1,847	2	—	1,849
Corporate bonds	24,289	227	—	24,516
Asset-backed securities	6,511	52	—	6,563
U.S. government agencies	200,419	580	(5)	200,994
Total	233,066	861	(5)	233,922
Long-term marketable securities:
Asset-backed securities	35,441	407	—	35,848
U.S. government agencies	14,544	444	—	14,988
Foreign government agencies	1,005	34	—	1,039
Corporate bonds	44,542	1,066	—	45,608
Total	95,532	1,951	—	97,483
Total	$442,507	$2,812	$(5)	$445,314

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
There were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. As of June 30, 2020, the Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until maturity or recovery. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.
The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$5,638	$—	$5,638
Commercial paper	—	3,848	3,848
U.S. government agencies	—	215,982	215,982
Foreign government agencies	—	1,039	1,039
Corporate bonds	—	70,124	70,124
Asset-backed securities	—	42,411	42,411
Total	$5,638	$333,404	$339,042

	December 31, 2019
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$58	$—	$58
Commercial paper	—	5,638	5,638
U.S. government agencies	—	220,362	220,362
Corporate bonds	—	65,596	65,596
Asset-backed securities	—	42,642	42,642
Total	$58	$334,238	$334,296

There were no transfers between Level 1 and Level 2 of the fair value hierarchy, as determined at the end of each reporting period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following summarizes the fair value of marketable securities by contractual or effective maturity as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$3,848	$—	$—	$3,848
U.S. government agencies	200,994	14,988	—	215,982
Foreign government agencies	—	—	1,039	1,039
Corporate bonds	24,516	24,506	21,102	70,124
Asset-backed securities	6,563	18,270	17,578	42,411
Total	$235,921	$57,764	$39,719	$333,404

	December 31, 2019
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$5,638	$—	$—	$5,638
U.S. government agencies	173,546	46,816	—	220,362
Corporate bonds	33,098	23,251	9,247	65,596
Asset-backed securities	2,449	15,550	24,643	42,642
Total	$214,731	$85,617	$33,890	$334,238
Derivative Financial Instruments

Designated cash flow hedges
The Company uses a hedging strategy to reduce its exposure to foreign currency exchange rate fluctuations for forecasted subscription renewals and new orders in British Pound ("GBP") and Euro. The Company uses forward currency contracts accounted for as cash flow hedges against a designated portion of forecasted subscription renewals and new orders. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in AOCI and will be reclassified into revenues in the same periods when the hedged contracts are recognized into revenues.
In addition, the Company uses a hedging strategy to reduce its exposure associated with costs incurred in Indian Rupee ("INR"). Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in AOCI and will be reclassified into operating expenses when the associated hedged expenses are incurred.
At June 30, 2020, the Company had 39 open designated cash flow hedge contracts with notional amounts of €21.8 million, £9.2 million and Rs.1,590 million. At December 31, 2019, the Company had 26 open designated cash flow hedge contracts with notional amounts of €24.2 million and £9.7 million.
The following table shows the gains and losses, before tax, of the Company's derivative instruments designated as cash flow hedges in AOCI and the condensed consolidated statements of operation for the three and six months ended June 30, 2020 and 2019:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative instruments designated as cash flow hedges:	2020	2019	2020	2019
Net unrealized (losses) gains recognized in AOCI:	(in thousands)
Foreign currency forward contracts (GBP, Euro and INR)	$(141)	$191	$269	$442

Net unrealized (gains) losses reclassified from AOCI into income:
Foreign currency forward contracts (GBP and Euro)	(328)	56	(576)	69
Foreign currency forward contracts (INR)	215	—	215	—
Net change in AOCI before tax	$(254)	$247	$(92)	$511
As of June 30, 2020, the net amount of unrealized gains and losses on the foreign currency forward contracts for GBP and Euro reported in AOCI that is expected to be reclassified into revenue within the next 12 months is a gain of $0.9 million (before tax). As of June 30, 2020, the net amount of unrealized gains and losses on the foreign currency forward contracts for INR reported in AOCI that is expected to be reclassified into operating expenses is a loss of $0.6 million (before tax).
Non-designated forward contracts
At June 30, 2020, the Company had 15 outstanding non-designated forward contracts with notional amounts of €12.5 million, £7.9 million and Rs.351.7 million. At December 31, 2019, the Company had 15 outstanding non-designated forward contracts with notional amounts of €20.0 million, £5.6 million and Rs.756.0 million.
The following summarizes derivative financial instruments as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Assets:	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$453	$427
Foreign currency forward contracts not designated as hedging instruments	409	515
Total	$862	$942
Liabilities:
Foreign currency forward contracts designated as cash flow hedge	$(802)	$(524)
Foreign currency forward contracts not designated as hedging instruments	(309)	(550)
Total	$(1,111)	$(1,074)
All foreign currency forward contracts were valued at fair value using Level 2 inputs.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income, net on the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net (losses) gains from non-designated forward contracts	$(224)	$44	$580	$66
Other foreign currency transactions gains (losses)	475	249	(396)	66
Total foreign exchange gains, net	251	293	184	132
Other expenses	(57)	(62)	(125)	(125)
Other income, net	$194	$231	$59	$8

NOTE 3.Accumulated Other Comprehensive Income
The components and changes in accumulated other comprehensive income, net of taxes, for the six months ended June 30, 2020 and 2019 were as follows:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Unrealized gains (losses) on AFS debt securities	Unrealized gains (losses) on cash flow hedges	Total
	(in thousands)
Balances as of December 31, 2019	$822	$340	$1,162
Other comprehensive income before reclassification	1,444	208	1,652
Reclassification of gains from Other comprehensive income	(100)	(279)	(379)
Total change in unrealized gains (losses), net of tax	1,344	(71)	1,273
Balances as of June 30, 2020	$2,166	$269	$2,435

	Unrealized gains (losses) on AFS debt securities	Unrealized gains (losses) on cash flow hedges	Total
	(in thousands)
Balances as of December 31, 2018	$(545)	$(41)	$(586)
Other comprehensive income before reclassification	1,379	351	1,730
Reclassification of losses from Other comprehensive income	43	53	96
Total change in unrealized gains, net of tax	1,422	404	1,826
Balances as of June 30, 2019	$877	$363	$1,240

NOTE 4.Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Computer equipment	$124,021	$112,599
Computer software	26,241	26,137
Furniture, fixtures and equipment	8,140	6,973
Finance leases - right of use asset	3,503	3,503
Scanner appliances	16,366	15,864
Leasehold improvements	20,311	18,817
Total property and equipment	198,582	183,893
Less: accumulated depreciation and amortization	(135,484)	(123,314)
Property and equipment, net	$63,098	$60,579
Physical scanner appliances and other computer equipment had a net carrying value of $8.2 million and $4.9 million at June 30, 2020 and December 31, 2019, respectively, including assets that had not been placed in service of $4.5 million and $0.9 million, respectively. Depreciation and amortization expense relating to property and equipment, including assets under finance leases, was $6.4 million and $6.3 million for the three months ended June 30, 2020 and 2019, respectively, and $12.6 million and $12.8 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5.Revenue from Contracts with Customers
The Company's subscription contracts are typically satisfied ratably over the subscription term as its cloud-based offerings are delivered to customers electronically and over time. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. The Company recognizes revenue related to professional services based on time and materials or completion of milestones stated in the contracts.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Capitalized costs to obtain contracts, current and noncurrent are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Commission asset, current	$2,968	$2,568
Commission asset, noncurrent	$6,604	$6,454
For the three months ended June 30, 2020 and 2019, the Company recognized $0.7 million and $0.5 million, respectively, of commission expense from amortization of its commission assets. For the six months ended June 30, 2020 and 2019, the Company recognized $1.4 million and $0.9 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs.
The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenue of $55.9 million and $49.1 million was recognized during the three months ended June 30, 2020 and 2019, respectively, which amounts were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively. Revenue of $129.7 million and $113.3 million was recognized during the six months ended June 30, 2020 and 2019, respectively, which amounts were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
The Company's payment terms vary by the type and location of its customer and the products or services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2020:

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Total Expected Revenue
(in thousands)
2020 (remaining six months)	$46,130
2021	62,693
2022	34,525
2023	8,533
2024	610
2025 and thereafter	184
Total	$152,675
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
Revenues by sales channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Direct	$51,805	$45,672	$101,810	$88,711
Partner	37,025	33,257	73,283	65,561
Total	$88,830	$78,929	$175,093	$154,272
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

NOTE 6.Acquisitions
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
On July 24, 2020, the Company acquired certain intangible assets of Spell Security Private Limited ("Spell Security"), a privately held company incorporated in India. Spell Security’s technology expands the Company's endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for its EDR application. The purchase consideration related to the acquisition was $1.5 million in cash, including $0.2 million of deferred consideration due fifteen months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims.

NOTE 7.Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses from business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.
The carrying values of intangible assets are as follows:

			June 30, 2020
(in thousands, except for years)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	2.2	$26,356	$(13,056)	$13,300
Patent licenses	14.0	4.2	1,387	(972)	415
Total intangibles subject to amortization			$27,743	$(14,028)	13,715
Intangible assets not subject to amortization					40
Total intangible assets, net					$13,755

			December 31, 2019
(in thousands, except for years)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	2.7	$26,356	$(10,066)	$16,290
Patent licenses	14.0	4.7	1,387	(922)	465
Total intangibles subject to amortization			$27,743	$(10,988)	16,755
Intangible assets not subject to amortization					40
Total intangible assets, net					$16,795

Intangible asset amortization expense was $1.5 million for each of the three months ended June 30, 2020 and 2019, and $3.0 million for each of the six months ended June 30, 2020 and 2019.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2020, the Company expects amortization expense in future periods to be as follows:

Amortization Expense
(in thousands)
2020 (remaining six months)	$3,041
2021	6,081
2022	4,427
2023	100
2024	66
Total expected future amortization expense	$13,715

NOTE 8.Leases
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
Where the Company is the lessee, the Company elected to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes, except for data centers, for which the Company elected to combine lease and non-lease components. In arrangements where the Company is the lessor, the Company elected to apply the practical expedient which allows the Company to account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components under the revenue recognition guidance in Topic 606 as service revenues are the predominant components in the arrangements.
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

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		June 30,	December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease - right of use asset	$42,930	$40,551
Finance lease assets	Property and equipment, net	715	1,299
Total lease assets		$43,645	$41,850

Liabilities
Current
Operating	Operating lease liabilities, current	$9,161	$7,663
Finance	Accrued liabilities	117	124
Noncurrent
Operating	Operating lease liabilities, noncurrent	45,050	44,015
Finance	Other noncurrent liabilities	—	54
Total lease liabilities		$54,328	$51,856
The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. Lease expense was $4.5 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $8.9 million and $6.4 million for the six months ended June 30, 2020 and 2019, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,106	$4,200
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$7,033	$1,525
Operating and financing cash flows from finance leases were immaterial during the six months ended June 30, 2020.
The weighted average remaining lease term and the weighted average discount rate of the Company's leases were as follows:

	June 30, 2020	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.9	7.2
Finance leases	0.5	1.1
Weighted average discount rates
Operating leases	4.9%	4.6%
Finance leases	5.0%	5.0%

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9.Commitments and Contingencies

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

NOTE 10.Stockholders' Equity and Stock-Based Compensation
Equity Incentive Plans
2012 Equity Incentive Plan
Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 15.7 million shares of common stock as of June 30, 2020. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2020, 7.2 million shares were available for grant under the 2012 Plan.

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

Stock-Based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	$583	$552	$1,197	$1,097
Research and development	3,253	2,704	6,690	5,044
Sales and marketing	1,513	1,063	3,073	2,131
General and administrative	4,095	4,016	8,481	8,508
Total stock-based compensation	$9,444	$8,335	$19,441	$16,780
As of June 30, 2020, the Company had $16.7 million of total unrecognized stock-based compensation cost related to unvested options which was expected to be recognized over a weighted-average period of 2.2 years, and $54.3 million of unrecognized stock-based compensation cost related to unvested RSUs which was expected to be recognized over a weighted-average period of 2.5 years. Compensation cost is recognized over the service period. Forfeitures are estimated at the time of grant and revised in subsequent periods, if actual forfeitures differ from those estimates.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2019	2,866,675	$40.54	6.0	$125,647
Granted	155,300	$96.20
Exercised	(593,045)	$34.45
Canceled	(26,083)	$82.61
Balance as of June 30, 2020	2,402,847	$45.19	5.9	$141,415
Vested and expected to vest - June 30, 2020	2,246,671	$42.27	5.8	$138,778
Exercisable - June 30, 2020	1,704,504	$29.13	4.9	$127,656

Restricted Stock

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value Per Share

Balance as of December 31, 2019	1,214,818	$67.99
Granted	124,633	$95.96
Vested	(284,603)	$61.04
Canceled	(154,670)	$71.00
Balance as of June 30, 2020	900,178	$75.99
Outstanding and expected to vest - June 30, 2020	668,594	$74.20

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
The first portion of the award consists of 48,683 time-based RSUs that will vest in 16 quarterly installments beginning on December 1, 2019, assuming continued service through each applicable vesting date. The second portion of the award consists of 123,856 NSOs that will vest at the end of the performance period based on achievement of goals related to revenue growth and free cash flow per share growth during the three-year period from January 2020 through December 2022, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified. If Mr. Courtot’s employment (a) is terminated by reason of death or disability or (b) is terminated by the Company for reasons other than cause within 12 months following a change in control, then 100% of any unvested portions of the award will vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company (2019 performance-based NSOs).
On December 21, 2018, the Compensation Committee granted the equity award for 2019, which consisted of time-based and performance-based RSUs, to Mr. Courtot. The Compensation Committee, in consultation with its

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

independent compensation consultant, designed these awards so that greater than 50% of this compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value.
The first portion of the award consists of 56,250 time-based RSUs that will vest in 16 quarterly increments beginning on January 1, 2019, assuming continued service through each applicable vesting date. The second portion of the award consists of 33,089 performance-based RSUs that will vest based on achievement of goals related to revenue growth for a three-year period from January 2019 through December 2021 and Adjusted EBITDA margin for the 2021 fiscal year, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified. The third portion of the award consists of 33,088 performance-based RSUs that will vest in three increments based on the achievement of goals related to revenue growth and Adjusted EBITDA margin for each of the 2019, 2020 and 2021 fiscal years, generally conditioned on Mr. Courtot’s continued status as a service provider through the date that performance is certified for the relevant increment. If Mr. Courtot’s employment (a) is terminated by reason of death or disability or (b) is terminated by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of the award will vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company (2018 performance-based RSUs).
During the six months ended June 30, 2020, 14,864 shares, which represent 135% of the target number of 11,030 shares under the 2018 performance-based RSUs, vested as a result of the Company achieving the performance goals for fiscal 2019.
On June 10, 2020, the board of directors approved changes in the performance targets for the 2019 and 2018 performance-based awards. Based on the current projected performance levels expected to be achieved for those awards, the modification resulted in an incremental expense of $7.5 million, which is expected to be recognized over 12 quarters. This amount may change based upon actual performance achieved and updates to estimates of future performance during the remainder of the performance periods. The modifications did not have a material impact on the condensed consolidated statement of operations for the three or six months ended June 30, 2020.
During the three months ended June 30, 2020 and 2019, stock-based compensation costs of $0.5 million, including changes due to modifications, and $0.3 million, respectively, were recognized for the performance-based NSOs and RSUs. During the six months ended June 30, 2020 and 2019, stock-based compensation costs of $0.6 million, including changes due to modifications, and $0.5 million, respectively, were recognized for the performance-based NSOs and RSUs.

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
During the six months ended June 30, 2020, the Company repurchased 588,750 shares of its common stock for approximately $54.2 million. All share repurchases were made using cash resources. As of June 30, 2020, approximately $174.4 million remained available for share repurchases pursuant to the Company's share repurchase program.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11. Net income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$26,319	$16,232	$45,013	$29,498
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,161	39,198	39,137	39,143
Effect of potentially dilutive securities:
Common stock options	1,382	1,890	1,410	1,950
Restricted stock units	376	442	381	477
Diluted	40,919	41,530	40,928	41,570
Net income per share:
Basic	$0.67	$0.41	$1.15	$0.75
Diluted	$0.64	$0.39	$1.10	$0.71
Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Common stock options	452	419	585	381
Restricted stock units	2	54	18	62
	454	473	603	443

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
        The Company recorded an income tax provision of $0.8 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, resulting in an effective tax rate of 2.9% and 12.3%, respectively. The tax provision for the three months ended June 30, 2020 as compared to the tax provision for the three months ended June 30, 2019 changed primarily due to higher excess tax benefits from stock-based compensation in the current period.
The Company recorded an income tax provision of $4.3 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively, resulting in an effective tax rate of 8.7% and 14.1%, respectively. The tax provision for the six months ended June 30, 2020 as compared to the tax provision for the six months ended June 30, 2019 changed primarily due to higher excess tax benefits from stock-based compensation in the current period.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2020, the Company had unrecognized tax benefits of $8.4 million, of which $4.2 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2019, the Company had unrecognized tax benefits of $7.8 million, of which $4.2 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.
On June 29, 2020, the California governor signed into law the 2020 Budget Act, which temporarily suspends the utilization of net operating losses and limits the utilization of the research credit to $5 million annually for 2020, 2021 and 2022. The Company is continuing to assess the 2020 Budget Act, but currently does not expect any material impact to the condensed consolidated financial statements.

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
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
United States	$57,015	$50,704	$111,978	$99,325
Foreign	31,815	28,225	63,115	54,947
Total	$88,830	$78,929	$175,093	$154,272
Property and equipment, net, by geographic area, is as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
United States	$46,283	$46,100
India	11,255	9,221
Foreign	5,560	5,258
Total property and equipment, net	$63,098	$60,579

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

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;
•anticipated technology trends, such as the use of cloud solutions;
•our ability to adapt to changing market conditions;
•the impact of the ongoing COVID-19 pandemic and related public health measures on our business;
•economic and financial conditions, including volatility in foreign exchange rates;
•our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•the effects of increased competition in our market;
•our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;
•our ability to effectively manage our growth;
•our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development, and acquisitions;
•maintaining and expanding our relationships with channel partners;
•our ability to maintain, protect and enhance our brand and intellectual property;
•costs associated with defending intellectual property infringement and other claims;
•our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;
•our ability to successfully enter new markets and manage our international expansion;
•our expectations, assumptions and conclusions related to our provision for income taxes, our deferred tax assets and our effective tax rate; and
•other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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
•Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•Global IT Asset Management: Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and,
•Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).
Our VM solutions (including VM, VMDR, CM, TP, Cloud Agent for VM, CS, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 72% and 73% of our revenues for the six months ended June 30, 2020 and 2019, respectively.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In each of the six months ended June 30, 2020 and 2019, approximately 64% of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

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

Key Components of Results of Operations

Revenues
We derive revenues from the sale of subscriptions to our IT, security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based IT, security and compliance solutions through a unified, web-based interface. Customers generally enter into one-year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers' private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.
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
General and Administrative
General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation for our executive, finance and accounting, IT, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal requirements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	100%	100%	100%	100%
Cost of revenues	21	22	21	23
Gross profit	79	78	79	77
Operating expenses:
Research and development	20	22	21	22
Sales and marketing	18	22	19	22
General and administrative	12	13	13	13
Total operating expenses	50	57	53	57
Income from operations	29	21	26	20
Other income, net	2	3	2	3
Income before income taxes	31	24	28	23
Provision for income taxes	1	3	2	3
Net income	30%	21%	26%	20%

Comparison of Three and Six Months Ended June 30, 2020 and 2019

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Revenues	$88,830	$78,929	$9,901	12.5%	$175,093	$154,272	$20,821	13.5%
Revenues increased $9.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2019. Of the total increase of $9.9 million, $6.3 million was from customers in the United States and the remaining $3.6 million was from customers in foreign countries.

Revenues increased $20.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after June 30, 2019. Of the total increase of $20.8 million, $12.6 million was from customers in the United States and the remaining $8.2 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Cost of revenues	$18,891	$17,537	$1,354	7.7%	$37,386	$35,246	$2,140	6.1%

Cost of revenues increased $1.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to an increase in licenses and software services of $0.5 million, an increase in data center costs of $0.3 million to meet growing demand, an increase in personnel expenses of $0.3 million due to our continued business growth and a $0.3 million increase in allocation of overhead costs to the cost of revenue department related to increased leasing expenses for our new office in India.

Cost of revenues increased $2.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase in licenses and software services of $0.9 million, an increase in data center costs of $0.8 million and an increase in equipment repair and maintenance expense of $0.6 million.

Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Research and development	$18,058	$17,695	$363	2.1%	$36,041	$33,532	$2,509	7.5%
Research and development expenses increased $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $0.7 million increase in allocation of overhead costs to the research and development department mainly caused by an increase in leasing expenses for our new office in India, an increase in stock-based compensation expense of $0.6 million driven by additional employees hired to support the growth of our business and an increase in depreciation and amortization expenses of $0.2 million as a result of increased purchase of computer equipment. These increases were partially offset by a decrease in acquisition-related expense of $1.1 million.
Research and development expenses increased $2.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in stock-based compensation expense of $1.7 million driven by the headcount increase to support the growth of our business, an increase in allocation of overhead costs to the research and development department of $1.5 million mainly caused by an increase in leasing expenses for our new office in India and an increase in depreciation and amortization expenses as a result of increased purchase of computer equipment of $0.4 million. These increases were partially offset by a decrease in acquisition-related expense of $1.2 million.

Sales and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$15,783	$17,165	$(1,382)	(8.1)%	$34,013	$34,480	$(467)	(1.4)%
Sales and marketing expenses decreased $1.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a decrease in trade show costs of $1.3 million driven by rescheduling or cancellation of events or changing to online events and a decrease in travel related expenses of $1.0 million due to the COVID-19 pandemic, partially offset by an increase in commission expense of $0.6 million and an increase in stock-based compensation expense of $0.5 million due to additional employees hired to support the growth of our business.
Sales and marketing expenses decreased $0.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a decrease in trade show costs of $1.0 million driven by rescheduling or cancellation of events or changing to online events, a decrease in travel related expenses of $0.8 million and a decrease in customer acquisition costs of $0.2 million. These decreases were partially offset by an increase in stock-based compensation expense of $0.9 million and an increase in personnel costs of $0.5 million, driven by additional employees hired to support the growth of our business.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$10,590	$10,424	$166	1.6%	$21,714	$20,855	$859	4.1%
General and administrative expenses increased $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an increase in legal fees of $0.3 million and $0.3 million increase in personnel costs due to additional employees hired to support the growth of our business, partially offset by a decrease in miscellaneous expense of $0.3 million.
General and administrative expenses increased by $0.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an increase in legal fees of $0.7 million and an increase in personnel costs of $0.5 million driven by an increase in headcount, partially offset by a decrease in miscellaneous expense of $0.3 million.

Total Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Total other income, net	$1,586	$2,401	$(815)	(33.9)%	$3,372	$4,187	$(815)	(19.5)%
Total other income, net decreased by $0.8 million for each of the three and six months ended June 30, 2020 compared to the same periods ended June 30, 2019, primarily due to a decrease in interest income and accretion of discount from our marketable securities portfolio.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$775	$2,277	$(1,502)	(66.0)%	$4,298	$4,848	$(550)	(11)%
Effective tax rate	2.9%	12.3%			8.7%	14.1%
We recorded an income tax provision of $0.8 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $4.3 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively. The decreases in income tax provision for the three and six months ended June 30, 2020 compared to the same periods ended June 30, 2019 were primarily due to higher excess tax benefits from stock-based compensation in the current period.

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
•Adjusted EBITDA excludes depreciation and amortization of property and equipment and, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Adjusted EBITDA	$42,838	$33,376	$81,033	$64,001
Percentage of revenues	48%	42%	46%	41%
The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$26,319	$16,232	$45,013	$29,498
Depreciation and amortization of property and equipment	6,366	6,354	12,593	12,769
Amortization of intangible assets	1,520	1,520	3,040	3,040
Provision for income taxes	775	2,277	4,298	4,848
Stock-based compensation	9,444	8,335	19,441	16,780
Other income, net	(1,586)	(2,401)	(3,372)	(4,187)
Acquisition-related expenses (1) (2) (3)	—	1,059	20	1,253
Adjusted EBITDA	$42,838	$33,376	$81,033	$64,001
(1) For six months ended June 30, 2020, includes $0.02 million of compensation related to acquisitions in 2019 and 2018.
(2) For three months ended June 30, 2019, includes $0.1 million, $0.9 million and $0.04 million of compensation related to acquisitions in 2019, 2018 and 2017, respectively.
(3) For six months ended June 30, 2019, includes $0.5 million, $2.1 million and $0.1 million of compensation related to acquisitions in 2019, 2018 and 2017, respectively, offset by $1.4 million of reversals of previous obligations.

Liquidity and Capital Resources

At June 30, 2020, our principal source of liquidity was cash, cash equivalents, and marketable securities of $445.3 million, including $29.3 million held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.
We generated positive cash flows from operations during each of the six months ended June 30, 2020 and 2019. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impact of the pandemic cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, result of operations, financial condition and liquidity.

Cash Flows
The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$81,649	$81,275
Cash used in investing activities	$(10,371)	$(7,547)
Cash used in financing activities	$(44,928)	$(23,373)

Operating Activities
For the six months ended June 30, 2020, cash flows from operating activities of $81.6 million primarily resulted from our net income of approximately $45.0 million, as adjusted for non-cash items including stock-based compensation of $19.4 million and depreciation and amortization expense of $15.6 million. Net working capital changes were not material during the six months ended June 30, 2020.
For the six months ended June 30, 2019, cash flows from operating activities of $81.3 million primarily resulted from our net income of approximately $29.5 million, as adjusted for non-cash items including stock-based compensation of $16.8 million and depreciation and amortization expense of $15.8 million, and cash flows from working capital of $16.9 million mainly attributable to the continued growth in our deferred revenues and the timing of customer payments.

Investing Activities
For the six months ended June 30, 2020, cash used in investing activities of $10.4 million was mainly attributable to $11.6 million of cash used for capital expenditures, including computer equipment and leasehold improvements to support our growth and development, slightly offset by an increase of $1.2 million from sales and maturities of marketable securities, net of purchases.
For the six months ended June 30, 2019, cash used in investing activities of $7.5 million was mainly attributable to $14.1 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development and the purchase of physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, and $1.9 million cash paid in connection with our acquisition of the assets of Adya and acquisition-related holdback payment. These decreases were partially offset by $8.4 million cash obtained from sales and maturities of marketable securities, net of purchases.

Financing Activities
For the six months ended June 30, 2020, cash used in financing activities of $44.9 million was attributable to share repurchases of $54.2 million and the payment of employee payroll taxes related to the net share settlement of equity awards of $11.1 million, which were partially offset by the proceeds from the exercise of stock options of $20.4 million.

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

Contractual Obligation and Commitments
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our contractual obligations consist of operating leases, purchase commitments, and other contractual obligations. During the six months ended June 30, 2020, we recorded lease liabilities of approximately $7.0 million related to leasing of new data center space. There have been no material changes to these obligations outside the ordinary course of business during the six months ended June 30, 2020 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The cash flow effects of our derivative contracts for the six months ended June 30, 2020 and 2019 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. As of June 30, 2020, we had 39 open designated cash flow hedge contracts with notional amounts of €21.8 million, £9.2 million and Rs.1,590 million. During the six months ended June 30, 2020 and 2019, we recorded unrealized foreign currency translation gains of $0.1 million and unrealized foreign currency translation losses of $0.2 million (before taxes), respectively, in AOCI related to these contracts. As of December 31, 2019, we had 26 open designated cash flow hedge contracts with notional amounts of €24.2 million and £9.7 million.
The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity
We had $445.3 million in cash, cash equivalents and short-term and long-term marketable securities at June 30, 2020. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. and foreign government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.
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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.Risk Factors

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
The ultimate extent of the impact of COVID-19 on our business, financial position, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, financial position, results of operations and cash flows. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it persist for an extended period of time. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, partners, and customers.

Subscriptions to our Vulnerability Management solutions generate most of our revenues, and if we are unable to continue to renew and grow subscriptions for these solutions, our operating results would suffer.
We derived approximately 72% and 73% of our revenues from subscriptions to our VM solutions for the six months ended June 30, 2020 and 2019, respectively.
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
Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the level of demand for our solutions;
•publicity regarding security breaches generally and the level of perceived threats to IT security;
•expenses associated with our existing and new products and services;
•changes in customer renewals of our solutions;
•the extent to which customers subscribe for additional solutions;
•seasonal buying patterns of our customers;
•actual or perceived security breaches, technical difficulties or interruptions with our service;
•changes in the growth rate of the IT, security and compliance market;
•the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;
•the introduction or adoption of new technologies that compete with our solutions;
•decisions by potential customers to purchase IT, security and compliance products or services from other vendors;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•the timing of sales commissions relative to the recognition of revenues;
•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•failure of our products and services to operate as designed;
•price competition;
•the length of our sales cycle for our products and services;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•timely invoicing or changes in billing terms of customers;
•timing of deals signed within the quarter;
•pace and cost of hiring employees;
•changes in foreign currency exchange rates;
•general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
•future accounting pronouncements or changes in our accounting policies;
•our ability to integrate any products or services that we may acquire in the future into our product suite or migrate existing customers of any companies that we may acquire in the future to our products and services;
•our effective tax rate;
•the amount and timing of income tax benefits that we recognize resulting from excess tax benefits related to stock-based compensation;

•the timing of expenses related to the development or acquisition of technologies, services or businesses; and
•potential goodwill and intangible asset impairment charges associated with acquired businesses.
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
Our solution enhancements or new solutions could fail to attain sufficient market acceptance for many reasons, including:
•failure to timely meet market demand for product functionality;
•inability to identify and provide intelligence regarding the attacks or techniques used by cyber-attackers;
•inability to inter-operate effectively with the database technologies, file systems or web applications of our prospective customers;
•defects, errors or failures;
•delays in releasing our enhancements or new solutions;
•negative publicity about their performance or effectiveness;
•introduction or anticipated introduction of products by our competitors;

•poor business conditions, causing customers to delay IT, security and compliance purchases;
•easing or changing of external regulations related to IT, security and compliance; and
•reluctance of customers to purchase cloud solutions for IT, security and compliance.
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
We will need to increase the revenues that we derive from our current and future solutions for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Web Application Scanning, Web Application Firewall, CMDB Sync, Security Assessment Questionnaire, File Integrity Monitoring, Indication of Compromise, Global IT Asset Inventory, Security Configuration Assessment, Cloud Security Assessment, Certificate Inventory, Container Security and Patch Management have been relatively modest compared to revenues from our VM solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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
We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. Our solutions, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely during the current COVID-19 pandemic, we and our service providers are at increased risk for security breaches. We are taking steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely.
Further, because our operations involve providing IT security solutions to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss or alteration of information, litigation, regulatory actions and investigations and possible liability. Any such actual or perceived security breach or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.
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
We believe that the principal competitive factors affecting our markets include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and extensibility of platform. Many of our existing and potential competitors have competitive advantages, including:
•greater brand name recognition;
•larger sales and marketing budgets and resources;
•broader distribution networks and more established relationships with distributors and customers;
•access to larger customer bases;
•greater customer support resources;
•greater resources to make acquisitions;
•greater resources to develop and introduce products that compete with our solutions;
•greater resources to meet relevant regulatory requirements; and
•substantially greater financial, technical and other resources.
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
Our solutions may contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new solutions and solution upgrades and we expect that these errors or defects will be found from time to time in the future in new or enhanced solutions after commercial release of these solutions. Since our customers use our solutions for IT, security and compliance reasons, any errors, defects, disruptions in service or other performance problems with our solutions, or any other failure of our solutions to detect vulnerabilities or compliance problems or otherwise to perform effectively, may result in disruptions or damage to the business of our customers, including security breaches or compliance failures. Additionally, any such issues, or the perception that they have occurred, whether or not relating to any actual or perceived error or defect in our solutions, could hurt our reputation and competitive position and we may incur significant costs, the attention of key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew, we could face a loss of sales, customers, and channel partners, and other significant problems with our relationships with customers and channel partners may arise. We may also be subject to liability claims for damages related to actual or perceived errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our solutions may harm our business, competitive and financial position, and operating results.

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
These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the GDPR. This regulation, which took effect in May 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. Aspects of the CCPA and its interpretation remain unclear. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with either the GDPR or the CCPA, or may require us to undertake additional practices. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework, and make use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the U.S. Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. We are analyzing the impacts of this decision, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in increased costs of compliance and limitations on our customers and us We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
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
We market and sell subscriptions to our solutions throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:
•foreign currency exchange fluctuations;
•trade and foreign exchange restrictions;
•economic or political instability in foreign markets, including as a result of increasing tensions between India and China;

•greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•changes in regulatory requirements;
•tax laws (including U.S. taxes on foreign subsidiaries);
•difficulties and costs of staffing and managing foreign operations;
•the uncertainty and limitation of protection for intellectual property rights in some countries;
•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•costs of complying with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
•the potential for political unrest, acts of terrorism, hostilities or war;
•management communication and integration problems resulting from cultural differences and geographic dispersion; and
•multiple and possibly overlapping tax structures.
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
In addition, as of June 30, 2020, approximately 71% of our employees were located outside of the United States, and 62% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

Disruptive technologies could gain wide adoption and supplant our cloud-based IT, security and compliance solutions, thereby weakening our sales and harming our results of operations.
The introduction of products and services embodying new technologies could render our existing solutions obsolete or less attractive to customers. Our business could be harmed if new IT, security and compliance technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, our business could be harmed and our revenues may decline.

Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.
We have experienced significant growth over the last several years. From 2017 to 2019, our revenues grew from $230.8 million to $321.6 million and our headcount increased from 684 employees at the beginning of 2017 to 1,386 employees as of June 30, 2020. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2020, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2020, we incurred approximately 26% of our expenses in foreign currencies, primarily Euros, GBP, and INR, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2020, approximately 20% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, GBP and INR. The results of our operations may be adversely affected by foreign exchange fluctuations.
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
As of June 30, 2020, we had 20 issued patents and several pending U.S. patent applications, and we may file additional patent applications in the future. Additionally, we have an exclusive license to four third-party patents. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner, if at all. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions.
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

An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;
•cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others;
•expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful;

•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and
•indemnify our partners and other third parties.
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
In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired 1Mobility on April 1, 2018, Layered Insight on October 16, 2018, Adya on January 10, 2019, and certain intellectual property of Spell Security on July 24, 2020. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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
The trading price of our common stock has been, and may continue to be, subject to significant fluctuations in response to a number of factors, most of which we cannot predict or control, including:
•announcements of new solutions, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•fluctuations in stock market prices and trading volumes of securities of similar companies;
•general market conditions and overall fluctuations in U.S. equity markets;
•variations in our operating results, or the operating results of our competitors;
•changes in our financial guidance or securities analysts’ estimates of our financial performance;
•changes in accounting principles;
•sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•additions or departures of any of our key personnel;
•announcements related to litigation;
•changing legal or regulatory developments in the United States and other countries; and
•discussion of us or our stock price by the financial press and in online investor communities.
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
As of June 30, 2020, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 29% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2020, we had approximately 39.3 million shares of our common stock outstanding.
In addition, as of June 30, 2020, there were approximately 0.9 million restricted stock units and options to purchase approximately 2.4 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2020, we had an aggregate of 7.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.
In February 2018, we announced a $100.0 million stock repurchase program. In October 2018, October 2019 and May 2020, we announced that our authorization under this program had increased by $100.0 million, $100.0 million and $100.0 million, respectively. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the three and six months ended June 30, 2020, we repurchased 242,500 and 588,750 shares of our common stock, respectively, for an aggregate purchase price of approximately $25.3 million and $54.2 million, respectively. As of June 30, 2020, approximately $174.4 million remained available for share repurchases pursuant to our stock repurchase program.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include:
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;
•a classified board of directors whose members can only be dismissed for cause;
•the prohibition on actions by written consent of our stockholders;
•the limitation on who may call a special meeting of stockholders;
•the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings; and
•the requirement of at least two-thirds of the outstanding capital stock to amend any of the foregoing second through fifth provisions.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On October 30, 2018, October 30, 2019 and May 7, 2020, we announced that our board of directors had authorized an increase of $100.0 million, $100.0 million and $100.0 million, respectively, to the original share repurchase program authorization, resulting in an aggregate authorization of $400.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act, until April 28, 2022.

During the three months ended June 30, 2020, we repurchased 242,500 shares of common stock for approximately $25.3 million. All share repurchases were made using cash resources. As of June 30, 2020, approximately $174.4 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the three months ended June 30, 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1 - April 30, 2020	116,000	$101.14	116,000	$187,873,920
May 1 - May 31, 2020	110,000	$107.63	110,000	$176,034,713
June 1 - June 30, 2020	16,500	$102.10	16,500	$174,350,069
Total	242,500		242,500

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description

10.1
Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on May 26, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 10, 2020.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial officer)