Form 10-Q
period 2020-09-30
QUALYS, INC.
filed 2020-11-04
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of the Registrant's common stock outstanding as of October 29, 2020 was 39,016,591.

Qualys, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$93,027	$87,559
Short-term marketable securities	225,734	211,331
Accounts receivable, net of allowance of $664 and $585 as of September 30, 2020 and December 31, 2019, respectively	64,291	78,034
Prepaid expenses and other current assets	22,480	18,692
Total current assets	405,532	395,616
Long-term marketable securities	133,260	119,508
Property and equipment, net	67,574	60,579
Operating leases - right of use asset	47,985	40,551
Deferred tax assets, net	13,581	18,830
Intangible assets, net	13,651	16,795
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	16,854	15,082
Total assets	$707,084	$675,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,223	$848
Accrued liabilities	24,772	22,784
Deferred revenues, current	200,283	192,172
Operating lease liabilities, current	11,777	7,663
Total current liabilities	239,055	223,467
Deferred revenues, noncurrent	19,157	20,935
Operating lease liabilities, noncurrent	48,392	44,015
Other noncurrent liabilities	181	388
Total liabilities	306,785	288,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 39,119,169 and 39,146,272 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	39	39
Additional paid-in capital	388,814	362,408
Accumulated other comprehensive income	1,075	1,162
Retained earnings	10,371	23,194
Total stockholders’ equity	400,299	386,803
Total liabilities and stockholders’ equity	$707,084	$675,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$93,069	$82,671	$268,162	$236,943
Cost of revenues	20,619	17,108	58,005	52,354
Gross profit	72,450	65,563	210,157	184,589
Operating expenses:
Research and development	17,864	16,899	53,905	50,431
Sales and marketing	16,060	17,009	50,073	51,489
General and administrative	12,223	9,106	33,937	29,961
Total operating expenses	46,147	43,014	137,915	131,881
Income from operations	26,303	22,549	72,242	52,708
Other income (expense), net:
Interest expense	(1)	(28)	(4)	(98)
Interest income	1,123	2,142	4,439	6,391
Other income (expense), net	209	(328)	268	(320)
Total other income, net	1,331	1,786	4,703	5,973
Income before income taxes	27,634	24,335	76,945	58,681
Provision for income taxes	4,891	5,161	9,189	10,009
Net income	$22,743	$19,174	$67,756	$48,672
Net income per share:
Basic	$0.58	$0.49	$1.73	$1.24
Diluted	$0.56	$0.47	$1.66	$1.17
Weighted average shares used in computing net income per share:
Basic	39,238	39,014	39,171	39,099
Diluted	40,764	41,162	40,907	41,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$22,743	$19,174	$67,756	$48,672
Other comprehensive income (loss):
Available-for-sale debt securities:
Changes in net unrealized gains (losses), net of tax effects of $183 and ($6) in the three months ended September 30, 2020 and 2019, respectively, and ($245) and ($257) in the nine months ended September 30, 2020 and 2019, respectively.	(619)	40	825	1,419
Reclassification adjustments for net realized (gains) losses included in net income, net of tax effects of ($32) and $0 in the three months ended September 30, 2020 and 2019, respectively, and ($2) and ($6) in the nine months ended September 30, 2020 and 2019, respectively.	108	(18)	8	25
Total changes in unrealized gains (losses) on marketable securities, net of tax	(511)	22	833	1,444
Cash flow hedges:
Changes in net unrealized gains (losses), net of tax effects of $213 and ($313) in the three months ended September 30, 2020 and 2019, respectively, and $152 and ($404) in the nine months ended September 30, 2020 and 2019, respectively.	(718)	1,072	(510)	1,423
Reclassification adjustments for net realized (gains) losses included in net income, net of tax effects of $39 and $16 in the three months ended September 30, 2020 and 2019, respectively, and $121 and $0 in the nine months ended September 30, 2020 and 2019, respectively.	(131)	(63)	(410)	(10)
Total changes in unrealized gains (losses) on cash flow hedges, net of tax	(849)	1,009	(920)	1,413
Other comprehensive income (loss), net of tax	(1,360)	1,031	(87)	2,857
Comprehensive income	$21,383	$20,205	$67,669	$51,529

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities:
Net income	$67,756	$48,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,975	23,486
Bad debt expense	392	156
Loss on disposal of property and equipment	9	196
Stock-based compensation	29,930	25,163
Amortization of premiums (accretion of discounts) on marketable securities	163	(1,402)
Deferred income taxes	5,061	7,296
Changes in operating assets and liabilities:
Accounts receivable	13,351	14,355
Prepaid expenses and other assets	(6,071)	(6,568)
Accounts payable	326	(1,336)
Accrued liabilities	72	1,518
Deferred revenues	6,333	15,413
Net cash provided by operating activities	141,297	126,949
Cash flow from investing activities:
Purchases of marketable securities	(290,534)	(259,286)
Sales and maturities of marketable securities	263,296	263,874
Purchases of property and equipment	(22,742)	(19,473)
Acquisition of businesses, net of cash acquired, and purchases of intangible assets	(1,500)	(1,850)
Purchase of privately-held investment	—	(625)
Net cash used in investing activities	(51,480)	(17,360)
Cash flow from financing activities:
Repurchases of common stock	(91,881)	(73,877)
Proceeds from exercise of stock options	23,962	11,014
Payments for taxes related to net share settlement of equity awards	(16,338)	(10,864)
Principal payments under finance lease obligations	(92)	(1,273)
Net cash used in financing activities	(84,349)	(75,000)
Net increase in cash, cash equivalents and restricted cash	5,468	34,589
Cash, cash equivalents and restricted cash at beginning of period	88,759	42,226
Cash, cash equivalents and restricted cash at end of period	$94,227	$76,815

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2019	39,146,272	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	18,694	18,694
Other comprehensive income, net of tax	—	—	—	391	—	391
Issuance of common stock upon exercise of stock options	144,989	—	4,714	—	—	4,714
Repurchase of common stock	(346,250)	—	(4,160)	—	(24,766)	(28,926)
Issuance of common stock upon vesting of restricted stock units	138,260	—	—	—	—	—
Taxes related to net share settlement of equity awards	(58,598)	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	10,054	—	—	10,054
Balances at March 31, 2020	39,024,673	39	368,016	1,553	17,122	386,730
Net income	—	—	—	—	26,319	26,319
Other comprehensive income, net of tax	—	—	—	882		882
Issuance of common stock upon exercise of stock options	448,056	1	15,715	—	—	15,716
Repurchase of common stock	(242,500)	(1)	(2,912)	—	(22,343)	(25,256)
Issuance of common stock upon vesting of restricted stock units	146,343	—		—	—	—
Taxes related to net share settlement of equity awards	(61,235)	—	(6,115)	—	—	(6,115)
Stock-based compensation	—	—	9,498	—	—	9,498
Balances at June 30, 2020	39,315,337	39	384,202	2,435	21,098	407,774
Net income	—	—	—	—	22,743	22,743
Other comprehensive income, net of tax	—	—	—	(1,360)	—	(1,360)
Issuance of common stock upon exercise of stock options	102,254	—	3,532	—	—	3,532
Repurchase of common stock	(352,000)	—	(4,229)	—	(33,470)	(37,699)
Issuance of common stock upon vesting of restricted stock units	97,408	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43,830)	—	(5,223)	—	—	(5,223)
Stock-based compensation	—	—	10,532	—	—	10,532
Balances at September 30, 2020	39,119,169	$39	$388,814	$1,075	$10,371	$400,299

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2018	39,015,034	$39	$330,572	$(586)	$27,964	$357,989
Net income	—	—	—	—	13,266	13,266
Other comprehensive income, net of tax	—	—	—	896	—	896
Issuance of common stock upon exercise of stock options	152,164	—	4,047	—	—	4,047
Repurchase of common stock	(94,090)	—	(1,129)	—	(6,742)	(7,871)
Issuance of common stock upon vesting of restricted stock units	99,601	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38,877)	—	(3,367)	—	—	(3,367)
Stock-based compensation	—	—	8,443	—	—	8,443
Balances at March 31, 2019	39,133,832	39	338,566	310	34,488	373,403
Net income	—	—	—	—	16,232	16,232
Other comprehensive income, net of tax		—	—	930	—	930
Issuance of common stock upon exercise of stock options	192,687	—	4,944	—	—	4,944
Repurchase of common stock	(183,948)	—	(2,207)	—	(14,038)	(16,245)
Issuance of common stock upon vesting of restricted stock units	126,754	—	—	—	—	—
Taxes related to net share settlement of equity awards	(45,250)	—	(4,044)	—	—	(4,044)
Stock-based compensation	—	—	8,378	—	—	8,378
Balances at June 30, 2019	39,224,075	39	345,637	1,240	36,682	383,598
Net income	—	—	—	—	19,174	19,174
Other comprehensive income, net of tax	—	—	—	1,031	—	1,031
Issuance of common stock upon exercise of stock options	68,059	—	2,023	—	—	2,023
Repurchase of common stock	(603,417)	—	(7,240)	—	(42,521)	(49,761)
Issuance of common stock upon vesting of restricted stock units	103,206	—	—	—	—	—
Taxes related to net share settlement of equity awards	(41,120)	—	(3,453)	—	—	(3,453)
Stock-based compensation	—	—	8,411	—	—	8,411
Balances at September 30, 2019	38,750,803	$39	$345,378	$2,271	$13,335	$361,023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2020 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

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

Non-Marketable Securities

During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The investment is included in other noncurrent assets on the condensed consolidated balance sheets and measured at cost less impairment, adjusted for observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the second quarter ended June 30, 2019, the Company made an advance payment of $0.6 million to the investee for certain development work, which is recorded in other noncurrent assets on the condensed consolidated balance sheet. During the third quarter ended  September 30, 2019, the Company made an additional investment of $0.6 million in a convertible security issued by this investee and recorded it in other current assets on the condensed consolidated balance sheet. As of September 30, 2020 and December 31, 2019, no impairment was recorded for the investments.

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

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company's Level 1 assets include highly liquid money market funds, which are valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices in active markets for similar instruments or on industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates. During the fiscal years ended December 31, 2019 and 2018, the Company made investments of $0.6 million in a convertible security and $2.5 million in preferred stock, respectively, issued by a privately-held company. The estimated fair value of the investments was determined based on Level 3 inputs. As of September 30, 2020 and December 31, 2019, management estimated that the fair value of the investments equaled their carrying value.

The Company's cash and cash equivalents, and marketable securities consist of the following:

	September 30, 2020
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,566	$—	$—	$33,566
Money market funds	58,511	—	—	58,511
Commercial paper	950	—	—	950
Total	93,027	—	—	93,027
Short-term marketable securities:
Commercial paper	649	—	—	649
Corporate bonds	30,508	249	(1)	30,756
Asset-backed securities	5,514	25	—	5,539
U.S. government agencies	188,525	266	(1)	188,790
Total	225,196	540	(2)	225,734
Long-term marketable securities:
Asset-backed securities	40,367	290	—	40,657
U.S. government agencies	37,414	373	(2)	37,785
Foreign government agencies	1,001	33	—	1,034
Corporate bonds	52,870	920	(6)	53,784
Total	131,652	1,616	(8)	133,260
Total	$449,875	$2,156	$(10)	$452,021

	December 31, 2019
		Unrealized	Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$84,102	$—	$—	$84,102
Money market funds	58	—	—	58
Commercial paper	3,399	—	—	3,399
Total	87,559	—	—	87,559
Short-term marketable securities:
Commercial paper	2,239	—	—	2,239
Corporate bonds	33,048	51	(1)	33,098
Asset-backed securities	2,438	11	—	2,449
U.S. government agencies	173,364	184	(3)	173,545
Total	211,089	246	(4)	211,331
Long-term marketable securities:
Asset-backed securities	40,001	193	(1)	40,193
U.S. government agencies	46,447	370	—	46,817
Corporate bonds	32,236	262	—	32,498
Total	118,684	825	(1)	119,508
Total	$417,332	$1,071	$(5)	$418,398

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. As of September 30, 2020, the Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until maturity or recovery. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$58,511	$—	$58,511
Commercial paper	—	1,599	1,599
U.S. government agencies	—	226,575	226,575
Foreign government agencies	—	1,034	1,034
Corporate bonds	—	84,540	84,540
Asset-backed securities	—	46,196	46,196
Total	$58,511	$359,944	$418,455

	December 31, 2019
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$58	$—	$58
Commercial paper	—	5,638	5,638
U.S. government agencies	—	220,362	220,362
Corporate bonds	—	65,596	65,596
Asset-backed securities	—	42,642	42,642
Total	$58	$334,238	$334,296

There were no transfers between Level 1 and Level 2 of the fair value hierarchy, as determined at the end of each reporting period.

The following summarizes the fair value of marketable securities by contractual maturity as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$1,599	$—	$—	$1,599
U.S. government agencies	188,790	37,600	185	226,575
Foreign government agencies	—	—	1,034	1,034
Corporate bonds	30,756	33,505	20,279	84,540
Asset-backed securities	5,539	17,788	22,869	46,196
Total	$226,684	$88,893	$44,367	$359,944

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2019
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$5,638	$—	$—	$5,638
U.S. government agencies	173,546	46,816	—	220,362
Corporate bonds	33,098	23,251	9,247	65,596
Asset-backed securities	2,449	15,550	24,643	42,642
Total	$214,731	$85,617	$33,890	$334,238

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

At September 30, 2020, the Company had 39 open designated cash flow hedge contracts with notional amounts of €22.5 million,£8.8 million and Rs.1,745.0 million. At December 31, 2019, the Company had 26 open designated cash flow hedge contracts with notional amounts of €24.2 million and £9.7 million.

The following table shows the gains and losses, before tax, of the Company's derivative instruments designated as cash flow hedges in AOCI and the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instruments designated as cash flow hedges:	2020	2019	2020	2019
	(in thousands)
Net unrealized gains (losses) recognized in AOCI:
Foreign currency forward contracts (GBP, Euro and INR)	$(931)	$1,385	$(662)	$1,827

Net unrealized (gains) losses reclassified from AOCI into income:
Foreign currency forward contracts (GBP and Euro)	(297)	(79)	(873)	(10)
Foreign currency forward contracts (INR)	127	—	342	—
Net change in AOCI before tax	$(1,101)	$1,306	$(1,193)	$1,817

As of September 30, 2020, the net amount of unrealized gains and losses on the foreign currency forward contracts for GBP and Euro reported in AOCI that is expected to be reclassified into revenue within the next 12 months is a loss of $0.5 million (before tax). As of September 30, 2020, the net amount of unrealized gains and losses on the foreign currency forward contracts for INR reported in AOCI that is expected to be reclassified into operating expenses is a gain of $0.1 million (before tax).

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Non-designated forward contracts

At September 30, 2020, the Company had 18 outstanding non-designated forward contracts with notional amounts of €13.9 million, £8.0 million and Rs.173.6 million. At December 31, 2019, the Company had 15 outstanding non-designated forward contracts with notional amounts of €20.0 million, £5.6 million and Rs.756.0 million.

The following summarizes derivative financial instruments as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$396	$427
Foreign currency forward contracts not designated as hedging instruments	292	515
Total	$688	$942
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(1,227)	$(524)
Foreign currency forward contracts not designated as hedging instruments	(665)	(550)
Total	$(1,892)	$(1,074)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income, net on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net gains (losses) from non-designated forward contracts	$(688)	$642	$(108)	$708
Other foreign currency transactions gains (losses)	961	(906)	565	(839)
Total foreign exchange gains (losses), net	273	(264)	457	(131)
Other expenses	(64)	(64)	(189)	(189)
Other income (loss), net	$209	$(328)	$268	$(320)

NOTE 3.	Accumulated Other Comprehensive Income

The components and changes in accumulated other comprehensive income, net of taxes, for the nine months ended September 30, 2020 and 2019 were as follows:

	Unrealized	Unrealized
	gains	gains (losses)
	on AFS debt	on cash flow
	securities	hedges	Total
	(in thousands)
Balances as of December 31, 2019	$822	$340	$1,162
Other comprehensive income (loss) before reclassification	825	(510)	315
Reclassification of (gains) losses from other comprehensive income	8	(410)	(402)
Total change in unrealized gains (losses), net of tax	833	(920)	(87)
Balances as of September 30, 2020	$1,655	$(580)	$1,075

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Unrealized	Unrealized
	gains (losses)	gains (losses)
	on AFS debt	on cash flow
	securities	hedges	Total
	(in thousands)
Balances as of December 31, 2018	$(545)	$(41)	$(586)
Other comprehensive income before reclassification	1,419	1,423	2,842
Reclassification of (gains) losses from other comprehensive income	25	(10)	15
Total change in unrealized gains, net of tax	1,444	1,413	2,857
Balances as of September 30, 2019	$899	$1,372	$2,271

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance leases, consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Computer equipment	$133,628	$112,599
Computer software	26,298	26,137
Furniture, fixtures and equipment	8,335	6,973
Finance leases - right of use asset	3,503	3,503
Scanner appliances	16,388	15,864
Leasehold improvements	21,043	18,817
Total property and equipment	209,195	183,893
Less: accumulated depreciation and amortization	(141,621)	(123,314)
Property and equipment, net	$67,574	$60,579

Physical scanner appliances and other computer equipment had a net carrying value of $7.4 million and $4.9 million at September 30, 2020 and December 31, 2019, respectively, including assets that had not been placed in service of $3.7 million and $0.9 million, respectively. Depreciation and amortization expense relating to property and equipment, including assets under finance leases, was $6.7 million and $6.2 million for the three months ended September 30, 2020 and 2019, respectively, and $19.3 million and $18.9 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Capitalized costs to obtain contracts, current and noncurrent are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Commission asset, current	$3,213	$2,568
Commission asset, noncurrent	$6,783	$6,454

For the three months ended September 30, 2020 and 2019, the Company recognized $0.8 million and $0.5 million, respectively, of commission expense from amortization of its commission assets. For the nine months ended September 30, 2020 and 2019, the Company recognized $2.2 million and $1.4 million, respectively, of commission expense from amortization of its commission assets. During the same periods, there was no impairment loss related to capitalized costs.

The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenue of $38.3 million and $31.3 million was recognized during the three months ended September 30, 2020 and 2019, respectively, which amounts were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively. Revenue of $168.0 million and $144.6 million was recognized during the nine months ended September 30, 2020 and 2019, respectively, which amounts were included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.

The Company's payment terms vary by the type and location of its customer and the products or services offered. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2020:

Total Expected Revenue
(in thousands)
2020 (remaining three months)	$28,515
2021	82,348
2022	50,129
2023	18,779
2024	949
2025 and thereafter	406
Total	$181,126

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Direct	$54,821	$47,997	$156,631	$136,708
Partner	38,248	34,674	111,531	100,235
Total	$93,069	$82,671	$268,162	$236,943

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

NOTE 6.	Acquisitions

On January 10, 2019, the Company acquired the assets of Adya, Inc. ("Adya"), an India-based company. The acquisition included a cloud application management platform, which enables security and compliance audits of SaaS applications.

Total purchase consideration was $1.0 million, including $0.2 million of deferred consideration due 18 months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims. During the three months ended September 30, 2020, the $0.2 million of deferred consideration was fully paid to Adya.

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

On July 24, 2020, the Company acquired certain intangible assets of Spell Security Private Limited ("Spell Security"), a privately held company incorporated in India. Spell Security’s technology expands the Company's endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for its EDR application. The purchase consideration related to the acquisition was $1.5 million in cash, including $0.2 million of deferred consideration due 15 months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims.

The Company accounted for this transaction as an asset purchase. The Company recognized intangible assets of $1.0 million for developed technology and $0.5 million for non-compete agreements, which will be amortized over four and two years, respectively.

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses from business combinations. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			September 30, 2020
		Weighted
	Weighted	Average
	Average Life	Remaining		Accumulated	Net Book
(in thousands, except for years)	(Years)	Life (Years)	Cost	Amortization	Value
Developed technology	4.6	2.1	$27,356	$(14,593)	$12,763
Patent licenses	14.0	3.9	1,387	(997)	$390
Non-compete agreements	2.0	1.8	500	(42)	$458
Total intangibles subject to amortization			$29,243	$(15,632)	13,611
Intangible assets not subject to amortization					40
Total intangible assets, net					$13,651

			December 31, 2019
		Weighted
	Weighted	Average
	Average Life	Remaining		Accumulated	Net Book
(in thousands, except for years)	(Years)	Life (Years)	Cost	Amortization	Value
Developed technology	4.6	2.7	$26,356	$(10,066)	$16,290
Patent licenses	14.0	4.7	1,387	(922)	465
Total intangibles subject to amortization			$27,743	$(10,988)	16,755
Intangible assets not subject to amortization					40
Total intangible assets, net					$16,795

Intangible asset amortization expense was $1.6 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively, and $4.6 million for each of the nine months ended September 30, 2020 and 2019.

As of September 30, 2020, the Company expects amortization expense in future periods to be as follows:

Amortization Expense
(in thousands)
2020 (remaining three months)	$1,645
2021	6,581
2022	4,823
2023	350
2024	212
Total expected future amortization expense	$13,611

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8.	Leases

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

		September 30,	December 31,
(in thousands)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease - right of use asset	$47,985	$40,551
Finance lease assets	Property and equipment, net	423	1,299
Total lease assets		$48,408	$41,850

Liabilities
Current
Operating	Operating lease liabilities, current	$11,777	$7,663
Finance	Accrued liabilities	86	124
Noncurrent
Operating	Operating lease liabilities, noncurrent	48,392	44,015
Finance	Other noncurrent liabilities	—	54
Total lease liabilities		$60,255	$51,856

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. Lease expense was $4.6 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively, and $13.5 million and $9.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,183	$6,469
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$15,735	$1,553

Operating and financing cash flows from finance leases were immaterial during the nine months ended September 30, 2020 and 2019.

The weighted average remaining lease term and the weighted average discount rate of the Company's leases were as follows:

	September 30, 2020	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.4	7.1
Finance leases	0.3	0.8
Weighted average discount rates
Operating leases	4.8%	4.6%
Finance leases	5.0%	5.0%

NOTE 9.	Commitments and Contingencies

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

Equity Incentive Plans

2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 15.7 million shares of common stock as of September 30, 2020. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2020, 7.2 million shares were available for grant under the 2012 Plan.

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

Stock-Based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenues	$770	$577	$1,967	$1,674
Research and development	3,197	2,831	9,887	7,875
Sales and marketing	1,227	1,459	4,300	3,590
General and administrative	5,295	3,516	13,776	12,024
Total stock-based compensation	$10,489	$8,383	$29,930	$25,163

As of September 30, 2020, the Company had $16.6 million of total unrecognized stock-based compensation cost related to unvested options which was expected to be recognized over a weighted-average period of 2.2 years, and $54.1 million of unrecognized stock-based compensation cost related to unvested RSUs which was expected to be recognized over a weighted-average period of 2.4 years. Compensation cost is recognized over the service period. Forfeitures are estimated at the time of grant and revised in subsequent periods, if actual forfeitures differ from those estimates.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Outstanding	Average	Contractual	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
				(in thousands)
Balance as of December 31, 2019	2,866,675	$40.54	6.0	$125,647
Granted	269,950	$107.01
Exercised	(695,468)	$34.46
Canceled	(84,486)	$86.08
Balance as of September 30, 2020	2,356,671	$48.32	6.0	$120,055
Vested and expected to vest - September 30, 2020	2,208,860	$45.07	5.8	$118,883
Exercisable - September 30, 2020	1,666,292	$30.49	4.8	$112,502

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock

A summary of the Company’s RSU activity is as follows:

		Weighted
		Average Grant
	Outstanding	Date Fair Value
	RSUs	Per Share

Balance as of December 31, 2019	1,214,818	$67.99
Granted	214,380	$106.72
Vested	(382,011)	$61.84
Canceled	(194,576)	$75.60
Balance as of September 30, 2020	852,611	$81.33
Outstanding and expected to vest - September 30, 2020	640,166	$79.28

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

During the nine months ended September 30, 2020, 14,864 shares, which represent 135% of the target number of 11,030 shares under the 2018 performance-based RSUs, vested as a result of the Company achieving the performance goals for fiscal 2019.

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 10, 2020, the board of directors approved changes in the performance targets for the 2019 and 2018 performance-based awards. Based on the projected performance levels expected to be achieved for those awards as of June 10, 2020, the modification resulted in an incremental expense of $7.5 million, which is expected to be recognized over 12 quarters beginning with the quarter ended June 30, 2020. This amount may change based upon actual performance achieved and updates to estimates of future performance during the remainder of the performance periods. During the three and nine months ended September 30, 2020, $0.9 million and $1.1 million, respectively, of incremental expenses due to the modification were recognized.

During the three months ended September 30, 2020 and 2019, stock-based compensation costs of $2.0 million, including changes due to modifications, and $0.2 million, respectively, were recognized for the performance-based NSOs and RSUs. During the nine months ended September 30, 2020 and 2019, stock-based compensation costs of $2.8 million, including changes due to modifications, and $0.7 million, respectively, were recognized for the performance-based NSOs and RSUs.

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

During the nine months ended September 30, 2020, the Company repurchased 940,750 shares of its common stock for approximately $91.9 million. All share repurchases were made using cash resources. As of September 30, 2020, approximately $136.7 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 11.	Net income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$22,743	$19,174	$67,756	$48,672
Denominator:
Weighted-average shares used in computing net income per share:
Basic	39,238	39,014	39,171	39,099
Effect of potentially dilutive securities:
Common stock options	1,229	1,783	1,351	1,882
Restricted stock units	297	365	385	466
Diluted	40,764	41,162	40,907	41,447
Net income per share:
Basic	$0.58	$0.49	$1.73	$1.24
Diluted	$0.56	$0.47	$1.66	$1.17

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Common stock options	476	462	634	408
Restricted stock units	60	51	43	53
	536	513	677	461

NOTE 12.	Income Taxes

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

The Company recorded an income tax provision of $4.9 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, resulting in an effective tax rate of 17.7% and 21.2%, respectively. The tax provision for the three months ended September 30, 2020 as compared to the tax provision for the three months ended September 30, 2019 changed primarily due to higher excess tax benefits from stock-based compensation, offset by an increase in pre-tax income.

The Company recorded an income tax provision of $9.2 million and $10.0 million for the nine months ended September 30, 2020 and 2019, respectively, resulting in an effective tax rate of 11.9% and 17.1%, respectively. The tax provision for the nine months ended September 30, 2020 as compared to the tax provision for the nine months ended September 30, 2019 changed primarily due to higher excess tax benefits from stock-based compensation, offset by an increase in pre-tax income.

As of September 30, 2020, the Company had unrecognized tax benefits of $8.7 million, of which $4.4 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2019, the Company had unrecognized tax benefits of $7.8 million, of which $4.2 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
United States	$59,152	$53,132	$171,130	$152,457
Foreign	33,917	29,539	97,032	84,486
Total	$93,069	$82,671	$268,162	$236,943

Property and equipment, net, by geographic area, is as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
United States	$47,014	$46,100
India	12,907	9,221
Foreign	7,653	5,258
Total property and equipment, net	$67,574	$60,579

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

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;
•	anticipated technology trends, such as the use of cloud solutions;
•	our ability to adapt to changing market conditions;
•	the impact of the ongoing COVID-19 pandemic and related public health measures on our business;
•	economic and financial conditions, including volatility in foreign exchange rates;
•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•	the effects of increased competition in our market;
•	our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;
•	our ability to effectively manage our growth;
•	our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development, and acquisitions;
•	maintaining and expanding our relationships with channel partners;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;
•	our ability to successfully enter new markets and manage our international expansion;
•	our expectations, assumptions and conclusions related to our provision for income taxes, our deferred tax assets and our effective tax rate; and
•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The results, events and circumstances reflected in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•

IT Security: Vulnerability Management (VM), Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Indication of Compromise (IOC), Certificate Assessment (CRA);

•

Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out-of-Band Configuration Assessment (OCA);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global IT Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

Our VM solutions (including VM, VMDR, CM, TP, Cloud Agent for VM, CS, allocated scanner revenue and Qualys Private Cloud Platform) have provided a substantial majority of our revenues to date, representing 72% and 73% of our revenues for the nine months ended September 30, 2020 and 2019, respectively.

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In each of the nine months ended September 30, 2020 and 2019, approximately 64% of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	100%	100%	100%	100%
Cost of revenues	22	21	22	22
Gross profit	78	79	78	78
Operating expenses:
Research and development	19	20	20	21
Sales and marketing	17	21	19	22
General and administrative	13	11	13	13
Total operating expenses	49	52	52	56
Income from operations	29	27	26	22
Other income, net	1	2	2	3
Income before income taxes	30	29	28	25
Provision for income taxes	6	6	3	4
Net income	24%	23%	25%	21%

Comparison of Three and Nine Months Ended September 30, 2020 and 2019

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Revenues	$93,069	$82,671	$10,398	12.6%	$268,162	$236,943	$31,219	13.2%

Revenues increased $10.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2019. Of the total increase of $10.4 million, $6.0 million was from customers in the United States and the remaining $4.4 million was from customers in foreign countries.

Revenues increased $31.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to an increase in the purchase of subscriptions from existing customers and new customer subscriptions entered into after September 30, 2019. Of the total increase of $31.2 million, $18.7 million was from customers in the United States and the remaining $12.5 million was from customers in foreign countries. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Cost of revenues	$20,619	$17,108	$3,511	20.5%	$58,005	$52,354	$5,651	10.8%

Cost of revenues increased $3.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase in personnel costs of $1.3 million driven by the headcount increase to support the growth of our business, an increase in data center costs of $0.6 million to meet growing demand, an increase in depreciation and amortization expenses of $0.4 million as more computer equipment was placed in service in the three months ended September 30, 2020, a $0.4 million increase in allocation of overhead costs to the cost of revenue related to increased leasing expenses for our new office in India and data centers, an increase in shipping costs of $0.3 million and an increase in licenses and software services of $0.3 million.

Cost of revenues increased $5.7 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in personnel costs of $1.4 million driven by the headcount increase to support the growth of our business, an increase in data center costs of $1.3 million to meet growing demand, an increase in licenses and software services of $1.2 million, an increase in equipment repairs and maintenance costs of $0.9 million and a $0.8 million increase in allocation of overhead costs to the cost of revenue related to increased leasing expenses for our new office in India and data centers.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Research and development	$17,864	$16,899	$965	5.7%	$53,905	$50,431	$3,474	6.9%

Research and development expenses increased $1.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $0.6 million increase in allocation of overhead costs to the research and development department mainly caused by an increase in leasing expenses for our new office in India, increases in stock-based compensation expense of $0.4 million and in personnel costs of $0.2 million driven by additional employees hired to support the growth of our business and an increase in depreciation and amortization expense of $0.2 million as more computer equipment was placed in service in the three months ended September 30, 2020. These increases were partially offset by a decrease in acquisition-related expense of $0.5 million.

Research and development expenses increased $3.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $2.1 million increase in allocation of overhead costs to the research and development department mainly caused by an increase in leasing expenses for our new office in India, an increase in stock-based compensation expense of $2.1 million driven by additional employees hired to support the growth of our business, an increase in depreciation and amortization expense of $0.6 million and an increase in licenses and software services of $0.4 million. These increases were partially offset by a decrease in acquisition-related expense of $1.7 million.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$16,060	$17,009	$(949)	(5.6)%	$50,073	$51,489	$(1,416)	(2.8)%

Sales and marketing expenses decreased $0.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in trade show related costs of $1.3 million and travel related expenses of $0.9 million driven by the COVID-19 pandemic, partially offset by an increase in personnel costs of $1.3 million due to additional employees hired to support the growth of our business.

Sales and marketing expenses decreased $1.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to decreases in trade show related costs of $2.4 million and travel related expenses of $1.7 million driven by the COVID-19 pandemic and a $0.4 million decrease in marketing related expenses, partially offset by an increase in personnel costs of $1.4 million due to additional employees hired to support the growth of our business, a $1.0 million increase in commission expenses and a $0.7 million increase in stock-based compensation driven by an increase in headcount.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$12,223	$9,106	$3,117	34.2%	$33,937	$29,961	$3,976	13.3%

General and administrative expenses increased $3.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to an increase in performance-based stock compensation of $1.8 million as a result of the modification of certain awards in June 2020 and a higher forecasted performance level, an increase in legal fees of $1.1 million and a $0.5 million increase in personnel costs due to additional employees hired to support the growth of our business, partially offset by a decrease in miscellaneous expense of $0.3 million.

General and administrative expenses increased by $4.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in performance-based stock compensation of $1.8 million as a result of the modification of certain awards in June 2020 and a higher forecasted performance level, an increase in legal fees of $1.7 million and a $1.0 million increase in personnel costs due to additional employees hired to support the growth of our business, partially offset by a decrease in miscellaneous expense of $0.5 million.

Total Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Total other income, net	$1,331	$1,786	$(455)	(25.5)%	$4,703	$5,973	$(1,270)	(21.3)%

Total other income, net decreased by $0.5 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods ended September 30, 2019, primarily due to a decrease in interest income driven by lower yield.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,891	$5,161	$(270)	(5.2)%	$9,189	$10,009	$(820)	(8.2)%
Effective tax rate	17.7%	21.2%			11.9%	17.1%

We recorded an income tax provision of $4.9 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $9.2 million and $10.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decreases in income tax provision for the three and nine months ended September 30, 2020 compared to the same periods ended September 30, 2019 were primarily due to higher excess tax benefits from stock-based compensation, offset by an increase in pre-tax income.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) provision for (benefit from) income taxes, (3) depreciation of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation and (6) non-recurring expenses that do not reflect ongoing costs of operating the business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)
Adjusted EBITDA	$45,134	$38,609	$126,147	$101,357
Percentage of revenues	48%	47%	47%	43%

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$22,743	$19,174	$67,756	$48,672
Depreciation and amortization of property and equipment	6,738	6,157	19,331	18,926
Amortization of intangible assets	1,604	1,520	4,644	4,560
Provision for income taxes	4,891	5,161	9,189	10,009
Stock-based compensation	10,489	8,383	29,930	25,163
Other income, net	(1,331)	(1,786)	(4,703)	(5,973)
Adjusted EBITDA	$45,134	$38,609	$126,147	$101,357

Liquidity and Capital Resources

At September 30, 2020, our principal source of liquidity was cash, cash equivalents, and marketable securities of $452.0 million, including $32.1 million held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We generated positive cash flows from operations during each of the nine months ended September 30, 2020 and 2019. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impact of the pandemic cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, result of operations, financial condition and liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$141,297	$126,949
Cash used in investing activities	$(51,480)	$(17,360)
Cash used in financing activities	$(84,349)	$(75,000)

Operating Activities

For the nine months ended September 30, 2020, cash flows from operating activities of $141.3 million primarily resulted from our net income of approximately $67.8 million, as adjusted for non-cash items including stock-based compensation of $29.9 million and depreciation and amortization expense of $24.0 million; and cash flows from working capital of $14.0 million mainly due to a stronger cash collection and the continued growth in our deferred revenues during the nine months ended September 30, 2020.

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

Investing Activities

For the nine months ended September 30, 2020, cash used in investing activities of $51.5 million was mainly attributable to $27.2 million of cash used for purchases of marketable securities, net of sales and maturities, and $22.7 million of cash used for capital expenditures, including computer equipment to support our growth and development. Additionally, we paid $1.5 million in connection with our acquisition of the assets of Spell Security and payment of deferred consideration to Adya.

For the nine months ended September 30, 2019, cash used in investing activities of $17.4 million was mainly attributable to $19.5 million of cash used for capital expenditures, including computer hardware and software for our data centers to support our growth and development, and to purchase physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions. Additionally, we paid $1.8 million in connection with our acquisition of the assets of Adya and a holdback payment for an acquisition in a prior year, as well as $0.6 million to acquire a convertible security issued by privately-held company. These decreases in investing activities were partially offset by a $4.6 million increase in cash from sales and maturities of marketable securities, net of purchases.

Financing Activities

For the nine months ended September 30, 2020, cash used in financing activities of $84.3 million was attributable to share repurchases of $91.9 million and the payment of employee payroll taxes related to the net share settlement of equity awards of $16.3 million, which were partially offset by the proceeds received from the exercise of stock options of $24.0 million.

For the nine months ended September 30, 2019, cash used in financing activities of $75.0 million was attributable to share repurchases of $73.9 million, the payment of employee payroll taxes related to the net share settlement of equity awards of $10.9 million, and principal payments under finance lease obligations of $1.3 million. These decreases were partially offset by the proceeds received from the exercise of stock options of $11.0 million.

Contractual Obligation and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our contractual obligations consist of operating leases, purchase commitments and other contractual obligations. During the nine months ended September 30, 2020, we recorded lease liabilities of approximately$15.7 million related to leasing of new data center space. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended September 30, 2020 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The cash flow effects of our derivative contracts for the nine months ended September 30, 2020 and 2019 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. As of September 30, 2020, we had 39 open designated cash flow hedge contracts with notional amounts of €22.5 million, £8.8 million and Rs.1,745.0million. During the nine months ended September 30, 2020 and 2019, we recorded unrealized foreign currency losses of $0.7 million and unrealized foreign currency gains of $1.7 million (before taxes), respectively, in AOCI related to these contracts. As of December 31, 2019, we had 26 open designated cash flow hedge contracts with notional amounts of €24.2 million and £9.7 million.

The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $452.0 million in cash, cash equivalents and short-term and long-term marketable securities at September 30, 2020. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. and foreign government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derived approximately 72% and 73% of our revenues from subscriptions to our VM solutions for the nine months ended September 30, 2020 and 2019, respectively.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;
•	publicity regarding security breaches generally and the level of perceived threats to IT security;
•	expenses associated with our existing and new products and services;
•	changes in customer renewals of our solutions;
•	the extent to which customers subscribe for additional solutions;
•	seasonal buying patterns of our customers;
•	actual or perceived security breaches, technical difficulties or interruptions with our service;
•	changes in the growth rate of the IT, security and compliance market;
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

We will need to increase the revenues that we derive from our current and future solutions for our business and revenues to grow as we expect. Revenues from our other solutions such as Policy Compliance, PCI Compliance, Web Application Scanning, Web Application Firewall, CMDB Sync, Security Assessment Questionnaire, File Integrity Monitoring, Indication of Compromise, Global IT Asset Inventory, Security Configuration Assessment, Cloud Security Assessment, Certificate Inventory, Container Security, Patch Management and Multi-Vector Endpoint Detection and Response have been relatively modest compared to revenues from our VM solutions. Our future success depends in part on our ability to sell subscriptions to these additional solutions to existing and new customers. This may require more costly sales and marketing efforts and may not result in additional sales. If our efforts to sell subscriptions to additional solutions to existing and new customers are not successful, our business may suffer.

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

Our IT, security and compliance solutions are delivered from seven data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, Forescout Technologies, International Business Machines, Micro Focus International, Rapid7, Palo Alto Networks, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Imperva, McAfee, SentinelOne, Tanium, Trustwave Holdings, Venafi, and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

We market and sell subscriptions to our solutions throughout the world and have personnel in many parts of the world. In addition, we have sales offices and research and development facilities outside the United States and we conduct, and expect to continue to conduct, a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. Therefore, we are subject to risks associated with having international sales and worldwide operations, including:

•	foreign currency exchange fluctuations;

•	trade and foreign exchange restrictions;

•	economic or political instability in foreign markets, including as a result of increasing tensions between India and China;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements;

•	tax laws (including U.S. taxes on foreign subsidiaries);

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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

In addition, as of September 30, 2020, approximately 72% of our employees were located outside of the United States, of which 62% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

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

We have experienced significant growth over the last several years. From 2017 to 2019, our revenues grew from $230.8 million to $321.6 million and our headcount increased from 684 employees at the beginning of 2017 to 1,459 employees as of September 30, 2020. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners, and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2020, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2020, we incurred approximately 27% of our expenses in foreign currencies, primarily Euros, GBP, and INR, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2020, approximately 20% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, GBP and INR. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

As of September 30, 2020, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 29% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2020, we had approximately 39.1 million shares of our common stock outstanding.

In addition, as of September 30, 2020, there were approximately 0.9 million restricted stock units and options to purchase approximately 2.4 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2020, we had an aggregate of 7.2 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. In October 2018, October 2019 and May 2020, we announced that our authorization under this program had increased by $100.0 million, $100.0 million and $100.0 million, respectively. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the three and nine months ended September 30, 2020, we repurchased 352,000 and 940,750 shares of our common stock, respectively, for an aggregate purchase price of approximately $37.7 million and $91.9 million, respectively. As of September 30, 2020, approximately $136.7 million remained available for share repurchases pursuant to our stock repurchase program.

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

During the three months ended September 30, 2020, we repurchased 352,000 shares of common stock for approximately $37.7 million. All share repurchases were made using cash resources. As of September 30, 2020, approximately $136.7 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the three months ended September 30, 2020 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan or	under the Plan or
Period	Purchased	per Share	Program	Program
July 1 - July 31, 2020	121,000	$111.08	121,000	$160,909,726
August 1 - August 31, 2020	115,500	$110.75	115,500	$148,117,770
September 1 - September 30, 2020	115,500	$99.28	115,500	$136,651,177
Total	352,000		352,000

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101 INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 4, 2020.

QUALYS, INC.
By:	/s/ PHILIPPE F. COURTOT
Name: Philippe F. Courtot
Title: Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial officer)