Form 10-K
period 2020-12-31
QUALYS, INC.
filed 2021-02-22
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Annual Period Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $3,501 million based on the last reported sale price of the registrant's common stock on June 30, 2020. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of February 12, 2021 was 39,207,735 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

Qualys, Inc.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

•	The continued spread of COVID-19, or any similar widespread infectious disease outbreak, could harm our business, financial condition and results of operations.
•

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

•

If we do not successfully anticipate market needs and opportunities or are unable to enhance our solutions and develop new solutions that meet those needs and opportunities on a timely or cost-effective basis, we may not be able to compete effectively and our business and financial condition may be harmed.

•	If we fail to continue to effectively scale and adapt our platform to meet the performance and other requirements of our customers, our operating results and our business would be harmed.
•

If we are unable to renew existing subscriptions for our IT, security and compliance solutions, sell additional subscriptions for our solutions and attract new customers, our operating results would be harmed.

•	If the market for cloud solutions for IT, security and compliance does not evolve as we anticipate, our revenues may not grow and our operating results would be harmed.
•	Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future.
•	Our platform, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.
•

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, revenues may vary from period to period, which may cause our operating results to fluctuate and could harm our business.

•	Adverse economic conditions or reduced IT spending may adversely impact our business.
•

Our IT, security and compliance solutions are delivered from eight data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

•	We face competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•

If our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.

•	If we are unable to continue the expansion of our sales force, sales of our solutions and the growth of our business would be harmed.
•

We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

•

A significant portion of our customers, channel partners and employees are located outside of the United States, which subjects us to a number of risks associated with conducting international operations, and if we are unable to successfully manage these risks, our business and operating results could be harmed.

•

Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.

•	A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
•	Undetected software errors or flaws in our solutions could harm our reputation, decrease market acceptance of our solutions or result in liability.
•

Our solutions could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy and other data handling concerns could result in additional cost and liability to us or inhibit sales of our solutions.

•

Our solutions contain third-party open source software components, and our failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solutions.

•

We use third-party software and data that may be difficult to replace or cause errors or failures of our solutions that could lead to lost customers or harm to our reputation and our operating results.

•	Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
•	Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.

NOTE REGARDING Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as "anticipates," "believes," "contemplates," "continue," "could," "estimates," "expects," "future," "intends," "likely," "may," "plans," "potential," "predicts," "projects," "seek," "should," "target," or "will," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;
•	anticipated technology trends, such as the use of cloud solutions;
•	our ability to adapt to changing market conditions;
•	the impact of the ongoing Coronavirus Disease 2019 (COVID-19) pandemic and related public health measures on our business;
•	economic and financial conditions, including volatility in foreign exchange rates;
•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•	the effects of increased competition in our market;
•	our ability to innovate, enhance our cloud solutions and platform and introduce new solutions;
•	our ability to effectively manage our growth;
•	our anticipated investments in sales and marketing, our infrastructure, new solutions, research and development, and acquisitions;
•	maintaining and expanding our relationships with channel partners;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;
•	our ability to successfully enter new markets and manage our international expansion;
•	our expectations, assumptions and conclusions related to our provision for income taxes, our deferred tax assets and our effective tax rate; and
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

PART I

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
•

Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global IT Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access each of our cloud solutions. We generally invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience revenue growth from our existing customers as they renew and purchase additional subscriptions, as well as from the addition of new customers to our cloud platform.

Our Qualys Cloud Platform is currently used by over 19,000 customers, including active subscribers of our free services, in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased to $363.0 million in 2020 from $321.6 million in 2019 and $278.9 million in 2018.

Our Platform

Our cloud platform consists of a suite of IT security, compliance, web application security, asset management and cloud and container security solutions, which we refer to as the Qualys Cloud Apps, that leverages our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure. We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud platform.

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

The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as IT, security, compliance, web application security, asset management and cloud and container security solutions.

From inception through December 31, 2019, we have added the following Cloud Apps: VM, PC, PCI, WAS, WAF, CM, SYN, SAQ, TP, FIM, IOC, AI, SCA, CS, CI, CSA, CRI, CRA, OCA, PM, and a free version of AI. In 2020, we introduced VMDR and EDR.

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

Vulnerability Management, Detection and Response (VMDR): VMDR enables organizations to automatically discover every asset in their environment, including unmanaged assets appearing on the network, inventory all hardware and software, and classify and tag critical assets. VMDR continuously assesses these assets for the latest vulnerabilities and applies the latest threat intel analysis to prioritize actively exploitable vulnerabilities. Finally, VMDR automatically detects the latest superseding patch for the vulnerable asset and easily deploys it for remediation. By delivering all this in a single app workflow, VMDR automates the entire process and significantly accelerates an organization’s ability to respond to threats, thus preventing possible exploitation.

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

Multi-Vector Endpoint Detection and Response (EDR): Traditional endpoint detection and response solutions focus only on endpoint activity to detect attacks. As a result, they lack the full context to analyze attacks accurately. This leads to an incomplete picture and a high rate of false positives and negatives, requiring organizations to use multiple point solutions and large incident response teams. Qualys fills the gaps by bringing a new multi-vector approach and the unifying power of its highly scalable Cloud Platform to EDR, providing vital context and comprehensive visibility to the entire attack chain, from prevention to detection to response. EDR unifies different context vectors like asset discovery, rich normalized software inventory, end-of-life visibility, vulnerabilities and exploits, misconfigurations, in-depth endpoint telemetry, and network reachability with a powerful backend to correlate it all for accurate assessment, detection and response.

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

Certificate Assessment (CRA): CRA assesses digital certificates and Transport Layer Security (TLS) configurations. CRA generates certificate instance grades using a straightforward methodology that allows administrators to assess often overlooked server SSL/TLS configurations without having to become SSL experts. It also identifies out-of-policy certificates with weak signatures or key length and shows how many unique Certificate Authorities were found in the environment and how many certificates each one issued.

Compliance

Policy Compliance (PC): PC performs automated security configuration assessments on IT systems throughout a network, helping to reduce risk and continuously ensure compliance with internal policies and external regulations. PC leverages out-of-the-box library content to fast-track compliance assessments using industry-recommended best practices. PC also provides a centralized, interactive console for specifying baseline standards for different hosts. By automating requirement evaluation against multiple standards for operating systems, network devices, databases and server applications, PC enables the quick identification of security issues and works to prevent configuration drift. PC works to prioritize and track remediation and exceptions, while demonstrating a repeatable auditable process for compliance management.

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

Web Application Firewall (WAF): WAF permits the reduction of application security cost and complexity with a unified platform to prevent any attempt to exploit vulnerabilities. Simple, scalable and adaptive, WAF enables the quick blocking of attacks, prevents disclosure of sensitive information, and controls when and where customer applications are accessed. WAF and WAS work together seamlessly. Customers scan web apps with WAS, deploy one-click virtual patches if needed in WAF, and manage it all from a centralized cloud-based portal. WAF can be deployed in minutes on prem or in the cloud, as a virtual machine or a container, supports load-balancing as well as TLS offloading, and does not require special hardware.

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

Container Security (CS): CS delivers container-native visibility and protection throughout the entire lifecycle of containerized applications. It incorporates scanning of container images for software composition and enforcement of hardened container stack configurations for continuous policy compliance, whether the images are on the build machines, in the container registries or in the runtime cluster nodes. CS uses a unique 'layered-in' approach to provide deep visibility into all the application activities and automatically creates a behavior profile, which is enforced on each container for runtime protection. By integrating with continuous integration and continuous delivery pipelines and toolchains, CS enables DevSecOps processes and transparent enforcement of security and compliance without compromising the speed and agility of containers and serverless deployment models. This leads to significant cost benefits for enterprises compared to certain legacy security solutions.

Free Services

We also offer organizations of all sizes free security and compliance services based on the Qualys Cloud Platform:

•

Qualys Global IT Asset Discovery and Inventory app automatically creates a continuous, real-time inventory of known and unknown assets throughout a user's global IT footprint across on-premises, endpoints, multi-cloud, mobile, containers, operational technology and IoT. The app also automatically normalizes and categorizes assets to ensure clean, reliable, and consistent data. In-depth asset details provide fine-grained visibility on the system, services, installed software, network, and users. It also detects any device that connects to a user's networks, via passive scanning technology. Upon an unknown device detection, users can install a light-weight Qualys self-updating agent (3MB) to turn the device into a managed device or launch a vulnerability scan.

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

Our Growth Strategy

We intend to strengthen our leadership position as a trusted provider of cloud-based IT, security and compliance solutions. The key elements of our growth strategy are:

•

Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. From inception through December 31, 2019, we have added the following Cloud Apps: VM, PC, PCI, WAS, WAF, CM, SYN, SAQ, TP, FIM, IOC, AI, SCA, CS, CI, CSA, CRI, PM, and a free version of AI. In 2020, we introduced VMDR and EDR.

•

Expand the use of our suite of solutions by our large and diverse customer base. With more than 19,000 customers, including active subscribers of our free services, across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Because our customers typically initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions or choose to adopt additional solutions from our integrated suite of IT, security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

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

•

Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based IT, security and compliance solutions. In 2020, we acquired certain intangible assets of Spell Security Private Limited (Spell Security), expanding Qualys’ endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for our EDR application. In 2019, we acquired the software assets of Adya Inc. (Adya), enabling Qualys to provide companies of all sizes with the ability to consolidate administration of their Software as a Service (SaaS) applications into one console, manage license costs across SaaS applications, set and enforce security policies in one place and report and audit on all activity with a single tool. In 2018, we acquired the software assets of 1Mobility Private Limited (1Mobility), a Singapore based company, allowing Qualys to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that are compromised or out-of-compliance. In 2018, we also acquired Layered Insight (Layered Insight), a provider of container native application protection, delivering insight into container images, adaptive analysis of running containers, and automated enforcement of the container environments.

Our Customers

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2020, we had over 19,000 customers, including active subscribers of our free services, in more than 130 countries, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2020, 2019 and 2018, no one customer accounted for more than 10% of our revenues. In 2020, 2019 and 2018, 63%, 64% and 67%, respectively, of our revenues were derived from customers in the United States based on our customers billing address. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Sales and Marketing

Sales

We market and sell our IT, security and compliance solutions to customers directly through our sales teams as well as indirectly through our network of channel partners.

Our global sales force is organized into a field sales team, which focuses on enterprises, generally including organizations with more than 5,000 employees, and an inside sales team, which focuses on small to medium-sized businesses, which generally include organizations with less than 5,000 employees. Both our field and inside sales teams are divided into three geographic regions, the Americas; Europe, Middle East and Africa; and Asia-Pacific. We also further assign each of our sales teams into groups that focus on adding new customers or managing relationships with existing customers.

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

For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2020, 2019 and 2018, 42%, 42% and 41%, respectively, of our revenues were generated by channel partners.

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

Data Center Agreements

Our data center operations are provided by large third-party data center vendors and are located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates and India. Our data center agreements have varying terms through 2025.

Competition

The expanding capabilities of our IT, security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT, security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, International Business Machines, McAfee, Micro Focus International, Palo Alto Networks, Rapid7, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Forescout Technologies, Imperva, Tanium, Trustwave Holdings, Venafi, and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Intellectual Property

We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2020, we have twenty issued patents, several pending U.S. patent applications and an exclusive license to four U.S. patents, which was obtained in connection with our acquisition of Nemean in 2010. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing the Qualys Cloud Platform, which we believe differentiates us from our competitors.

We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Human Capital Resources

We take a holistic approach to our human capital management strategy, striving to create a culture where talented people want to come to work, develop their careers, become leaders, and make a difference for all our stakeholders and communities. Doing the right thing for our people, our communities and our environment upholds the trust of our customers, partners, employees, and stockholders, enabling us to grow our business profitably and meet the diverse needs of our constituents.

As of December 31, 2020, we had 1,498 full-time employees, including 749 in research and development, 298 in sales and marketing, 310 in operations and customer support, and 141 in general and administrative. As of December 31, 2020, approximately 73% of our employees were located outside the United States, with 63% of our employees located in Pune, India. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries and Brazil have collective bargaining arrangements at the national level. We believe our employee relations are good, and we have not experienced any work stoppages.

Diversity and Inclusion

We are proud to be a leader in the promotion and practice of diversity and inclusion. In addition to having offices and employees all over the world, we take pride in our cultural diversity. Qualys searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our objective is to continue to improve our hiring, development, advancement, and retention of diverse talent and to foster an inclusive environment.

Our board of directors and executive team are highly diverse. Three out of our current eight member board of directors are women, and the board seeks to identify strong candidates who provide a wide range of perspectives, competencies, and knowledge to complement the board’s skills, diversity and experiences. Further, our executive team is gender and ethnically diverse, with more than 50% of the executive team from underrepresented communities.

Health and Safety

We recognize that a healthy environment and safe workplaces are critical to our business, strategy, and communities. We address environmental issues in an integrated manner to encompass protection of the environment as well as the health and safety of our workforce. For example, in response to COVID-19 and the significant increases in remote workforces in March 2020, we mandated a work from home policy to protect our employees and our communities. We also released a free cloud-based remote endpoint protection solution for 60 days that allowed IT and security teams to protect the computers of remote employees and support the health and safety of our communities.

With the ongoing COVID-19 pandemic, our workforce continues to operate remotely, and our top priority remains providing support for our employees, partners, and customers. We are fortunate that the nature of our business allows us to successfully operate in this dynamic work-from-home environment. We have been able to successfully adapt to the current challenges and deliver results despite the pandemic while continuing to protect the health and safety of our workforce and customers.

We require our employees and managers to participate in myriad training programs directed at maintaining a harassment-free, diverse, and secure workplace. With our diverse employee population, we uphold the rights to work in an environment that promotes equal opportunity and prohibits discriminatory practices against race, color, national origin, ancestry, medical condition, religious creed (including religious dress and grooming practices), marital status, registered domestic partner status, sex, sexual orientation, gender identity and expression, genetic characteristics and information, age, veteran status, or any other protected characteristic. Creating a respectful workplace and preventing harassment to our employees remain our on-going commitment.

Compensation and Benefits

We provide robust compensation and benefits to our employees. In addition to competitive base salaries, all qualified employees are eligible for variable pay and equity awards.

To support the health and wellness of our workforce, Qualys offers premium health coverage with minimal out-of-pocket contributions for our global employees.

Training and Development

We have experience with managing and developing a rapidly growing employee base. We believe every employee makes a difference, so we empower them in their roles and support them for maximum professional growth. We assist employees in achieving their career goals by helping them improve their skillsets and transition to other challenging roles. To support career growth inside and outside the Company, Qualys offers free self-paced or instructor-led certified training on core Qualys topics giving employees and non-employees an opportunity to achieve certifications.

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

Risks Related to Our Business and Industry

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

If we are unable to renew existing subscriptions for our IT, security and compliance solutions, sell additional subscriptions for our solutions and attract new customers, our operating results would be harmed.

We offer our Qualys Cloud Platform and integrated suite of solutions pursuant to a software-as-a-service model, and our customers purchase subscriptions from us that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and they may not renew their subscriptions at the same or higher levels or at all. As a result, our ability to grow depends in part on customers renewing their existing subscriptions and purchasing additional subscriptions and solutions. Our customers may choose not to renew their subscriptions to our solutions or purchase additional solutions due to a number of factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of products or services offered by our competitors, reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions to our solutions, renew on less favorable terms, or do not purchase additional solutions or subscriptions, our revenues may grow more slowly than expected or decline and our operating results would be harmed.

In addition, our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenues in the future will depend, in large part, upon continually attracting new customers and obtaining subscription renewals to our solutions from those customers. If we fail to attract new customers, our revenues may grow more slowly than expected and our operating results would be harmed.

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

Our IT, security and compliance solutions are delivered from eight data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

We currently host substantially all of our solutions from third-party data centers located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, International Business Machines, McAfee, Micro Focus International, Palo Alto Networks, Rapid7, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Forescout Technologies, Imperva, SentinelOne, Tanium, Trustwave Holdings, Venafi, and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2020, 2019 and 2018, we derived approximately 42%, 42% and 41%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of December 31, 2020 , approximately 73% of our employees were located outside of the United States, of which 63% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2020, we incurred approximately 28% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2020, approximately 21% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. From 2018 to 2020, our revenues grew from $278.9 million to $363.0 million, and our headcount increased from 869 employees at the beginning of 2018 to 1,498 employees as of December 31, 2020. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future performance depends on the continued services and continuing contributions of our senior management, particularly Philippe F. Courtot, our Chairman and Chief Executive Officer, and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for Mr. Courtot or for any other member of our senior management team. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. In February 2021, we announced that Mr. Courtot was taking a medical leave of absence and Sumedh Thakar, our President and Chief Product Officer, had been appointed interim Chief Executive Officer and principal executive officer. The loss of the services of our senior management, particularly Mr. Courtot, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

Risks Related to Intellectual Property, Legal, Tax and Regulatory Matters

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the GDPR. This regulation, which took effect in May of 2018, causes EU data protection requirements to be more stringent and provides for greater penalties. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Noncompliance with the GDPR can trigger fines of up to €20 million or 4% of global annual revenues, whichever is higher. Similarly, California recently enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. Aspects of the CCPA and its interpretation remain unclear.  Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with the GDPR, the CCPA or the CPRA or may require us to undertake additional practices. Accordingly, we cannot yet predict the impact of the CCPA, CRPA or other evolving privacy and data protection obligations on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework and make use of certain model clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the U.S. Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, however, and on July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that invalidated the EU-U.S. Privacy Shield and imposed additional obligations on companies when relying on the SCCs. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. We are analyzing the impacts of this decision, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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

If we are required to collect higher sales and use or other taxes on the solutions we sell, we may be subject to liability for past sales and our future sales may decrease.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses arising from the requirement to expense stock options, excess tax benefits from stock-based compensation, and the valuation of deferred tax assets and liabilities, including our ability to utilize our federal and state net operating losses, which were $1.4 million and $0.1 million, respectively, as of December 31, 2020. Increases in our effective tax rate could harm our operating results.

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

Risks Related to Ownership of Our Common Stock

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

As of December 31, 2020, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 27.7% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2020, we had approximately 39.1 million shares of our common stock outstanding.

In addition, as of December 31, 2020, there were approximately 1.0 million restricted stock units and options to purchase approximately 2.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2020, we had an aggregate of 6.6 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the year ended December 31, 2020, we repurchased 352,000 shares of our common stock for an aggregate purchase price of approximately $126.7 million.

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

General Risk Factors

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2020, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We also have 281,787 square feet of office space in Pune, India under a non-cancellable lease expiring in February 2025. We have additional U.S. offices in Bellevue, Washington and Raleigh, North Carolina and other offices in Courbevoie, France; Moscow, Russia; Munich, Germany; Frankfurt, Germany; Nuremberg, Germany; Milan, Italy; Almere, the Netherlands, Dubai, United Arab Emirates; Reading, United Kingdom; and Tokyo, Japan. We believe our facilities are adequate for our current needs and for the foreseeable future.

We operate principal data centers at third-party facilities in Santa Clara, California; Las Vegas, Nevada; Ashburn, Virginia; Ontario, Canada; Geneva, Switzerland; Pune, India; Dubai, United Arab Emirates; and Amsterdam, the Netherlands.

Item 3.	Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2020, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “QLYS”.

Holders of Record

As of February 12, 2021, there were approximately 63 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders(1)	2,215,442	$59.07	6,628,383	(2)
Equity compensation plans not approved by security holders	—	$—	—

(1) Equity compensation plans approved by stockholders include our 2000 Equity Incentive Plan (2000 Plan), and our 2012 Equity Incentive Plan (2012 Plan). Prior to our initial public offering, we issued securities under our 2000 Equity Incentive Plan. Following our initial public offering, we issued securities under our 2012 Plan.

(2) Represents shares reserved for issuance under our 2012 Plan, under which incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units and performance shares are authorized for grant to eligible participants.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index

* $100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Qualys, Inc.	$100.00	$95.65	$179.36	$225.87	$251.95	$368.30
NASDAQ Global Select Market	$100.00	$107.59	$138.18	$133.10	$180.49	$258.17
NASDAQ Computer	$100.00	$112.27	$155.80	$150.06	$225.59	$338.35
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act, until February 14, 2022. All share repurchases were made using cash resources.

A summary of our repurchases of common stock during the fourth quarter of 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2020 - October 31, 2020	121,000	$98.18	121,000	$124,770,122
November 1, 2020 - November 30, 2020	110,000	$91.86	110,000	$114,663,821
December 1, 2020 - December 31, 2020	121,000	$106.27	121,000	$101,802,968	(1)
Total	352,000		352,000

(1) Does not reflect the $100 million increase to our share repurchase program announced on February 10, 2021.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for the year ended December 31, 2020 are not necessarily indicative of operating results to be expected for any other period.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$362,963	$321,607	$278,889	$230,828	$197,925
Income from operations	$96,654	$72,253	$50,361	$37,243	$30,107
Net income	$91,572	$69,336	$57,304	$40,440	$19,224
Net income per share
Basic	$2.34	$1.77	$1.47	$1.08	$0.55
Diluted	$2.24	$1.68	$1.37	$1.01	$0.50

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$356,024	$298,890	$289,166	$288,414	$243,856
Long-term marketable securities	$98,458	$119,508	$76,710	$67,224	$45,725
Total assets	$736,819	$675,608	$585,680	$537,525	$407,004
Deferred revenues, current	$213,494	$192,172	$164,624	$143,186	$114,964
Deferred revenues, noncurrent	$30,540	$20,935	$20,423	$17,136	$15,528
Total stockholders’ equity	$404,482	$386,803	$357,989	$343,544	$258,413

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the section titled "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part I-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2019 to fiscal year 2018. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Indication of Compromise (IOC), Certificate Assessment (CRA);
•	Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);
•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global IT Asset Inventory (AI), CMDB Sync (SYN), Certificate Inventory (CRI); and,
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

We provide our solutions through a software-as-a-service model, primarily with renewable annual subscriptions. These subscriptions require customers to pay a fee in order to access each of our cloud solutions. We generally invoice our customers for the entire subscription amount at the start of the subscription term, and the invoiced amounts are treated as deferred revenues and are recognized ratably over the term of each subscription. We continue to experience revenue growth from our existing customers as they renew and purchase additional subscriptions.

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In 2020, 2019 and 2018, approximately 63%, 64% and 67%, respectively, of our revenues were derived from customers in the United States based on our customers billing address. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. COVID-19 has not had and is not expected to have a significant impact on our business in 2021. However, while we have not incurred significant disruptions from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of our customers and partners. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, amortization of capitalized internal-use software, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment and physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to contract renewals as incurred. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to significantly invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Other Income (Expense), Net

Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, British Pound ("GBP") and Indian Rupee ("INR"); and gains and losses from disposal of property and equipment.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2020	2019
Revenues	100%	100%
Cost of revenues	22	22
Gross profit	78	78
Operating expenses:
Research and development	20	21
Sales and marketing	19	22
General and administrative	12	13
Total operating expenses	51	56
Income from operations	27	22
Other income (expense), net	1	3
Income before income taxes	28	25
Provision for income taxes	3	3
Net income	25%	22%

Comparison of Years Ended December 31, 2020 and 2019

Revenues

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Revenues	$362,963	$321,607	$41,356	13%

Revenues increased $41.4 million in 2020 compared to 2019 due to an increase in the subscriptions from existing customers and new customer subscriptions entered into in 2020. Revenues from customers existing at or prior to December 31, 2019 grew by $31.0 million to $352.6 million during 2020. Subscriptions from new customers added in 2020 contributed $10.4 million to the increase in revenues. Revenues from customers in the United States increased by $23.9 million, or 12%, from $206.6 million in 2019 to $230.4 million in 2020 and revenues from customers in foreign countries increased by $17.5 million, or 15%, from $115.1 million in 2019 to $132.5 million in 2020. We expect revenue growth from existing and new customers to continue. The growth in revenues reflects the continued demand for our solutions.

Cost of Revenues

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Cost of revenues	$79,226	$69,517	$9,709	14%
Percentage of revenues	22%	22%
Gross profit percentage	78%	78%

Cost of revenues increased $9.7 million in 2020 compared to 2019. The increase was primarily due to an increase in personnel costs of $3.5 million driven by the headcount increase to support the growth of our business, an increase in licenses and software services of $1.9 million, an increase in data center costs of $1.8 million to meet growing demand, an increase in equipment repairs and maintenance costs of $1.2 million and a $1.3 million increase in depreciation of property and plant and allocation of increased leasing expenses to the cost of revenue related to our new office in India and data centers.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Research and development	$72,548	$68,239	$4,309	6%
Percentage of revenues	20%	21%

Research and development expenses increased $4.3 million in 2020 compared to 2019, primarily due to an increase in personnel expense of $3.2 million driven by additional employees hired to support the growth of our business, a $2.0 million increase in allocation of overhead costs to the research and development department mainly caused by an increase in leasing expenses for our new office in India, an increase in depreciation and amortization expense of $0.8 million and an increase in licenses and software services of $0.4 million. These increases were partially offset by a decrease in acquisition-related expense of $2.1 million.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$67,965	$70,833	$(2,868)	(4)%
Percentage of revenues	19%	22%

Sales and marketing expenses decreased $2.9 million in 2020 compared to 2019, primarily due to decreases in trade show related costs of $4.5 million, travel related expenses of $3.0 million and other marketing related expenses of $0.8 million driven by the COVID-19 pandemic, partially offset by an increase in personnel costs of $4.7 million due to additional employees hired to support the growth of our business and a $0.7 million increase in commission expenses.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$46,570	$40,765	$5,805	14%
Percentage of revenues	13%	13%

General and administrative expenses increased $5.8 million in 2020 compared to 2019, primarily due to an increase in legal fees of $3.4 million due to legal and compliance matters and a $1.1 million increase in personnel costs due to additional employees hired to support the growth of our business and an increase in performance-based stock compensation of $1.8 million as a result of the modification of certain awards in June 2020 and a higher forecasted performance level, partially offset by a decrease in office supply expense of $0.5 million due to working from home during the COVID-19 pandemic.

Total Other Income (Expense), Net

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Total other income (expense), net	$5,383	$7,730	$(2,347)	(30)%
Percentage of revenues	1%	2%

Total other income (expense), net, decreased $2.3 million in 2020 compared to 2019, primarily due to a decrease in interest income driven by lower yield.

Provision for (benefit from) Income Taxes

	Year Ended
	December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$10,465	$10,647	$(182)	(2)%
Percentage of revenues	3%	3%

Our income tax expense decreased in 2020 compared to 2019 by $0.2 million primarily due to an increase in income tax benefit from excess stock-based compensation deductions offset by the increase in income before income taxes.

Key Non-GAAP Metric

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the non-GAAP key metric set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

	Year Ended December 31,
	2020	2019
	(in thousands)
Adjusted EBITDA	$169,534	$138,346

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income	$91,572	$69,336
Depreciation and amortization of property and equipment	26,556	25,121
Amortization of intangible assets	6,289	6,080
Provision for income taxes	10,465	10,647
Stock-based compensation	40,035	34,892
Other income (expense), net	(5,383)	(7,730)
Adjusted EBITDA	$169,534	$138,346
Percentage of revenues	47%	43%

Liquidity and Capital Resources

At December 31, 2020, our principal source of liquidity was cash, cash equivalents and marketable securities of $454.5 million, including $30.7 million of cash held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We generated positive cash flows from operations during the years ended December 31, 2020 and 2019. We believe our existing cash, cash equivalents, marketable securities and cash from operations will be sufficient to fund our operations for at least the next twel ve months. In 2021, we expect capital expenditures to be in a range of $30.0 million to $35.0 million.

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

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$180,086	$160,607
Cash used in investing activities	(80,932)	(35,029)
Cash used in financing activities	(112,581)	(79,045)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,427)	$46,533

Cash Flows from Operating Activities

In 2020, cash provided by operating activities of $180.1 million was primarily due to $91.6 million of net income, as adjusted for non-cash items including stock-based compensation expense of $40.0 million, depreciation and amortization expense of $32.8 million, deferred income tax expense of $3.5 million, an increase in accrued liabilities of $5.1 million due to higher compensation related accrual as well as timing of payments and an increase in deferred revenues of $30.9 million due to our continued growth in sales. These increases were partially offset by a $22.6 million increase in accounts receivable due to higher billings.

In 2019, cash provided by operating activities of $160.6 million was primarily due to $69.3 million of net income, as adjusted by increases in non-cash items including stock-based compensation expense of $34.9 million, depreciation and amortization expense of $31.2 million, an increase in deferred income taxes of $7.1 million; and an increase in deferred revenues of $28.1 million due to our continued growth in sales. These increases were partially offset by $6.0 million of increased prepayments primarily for computer hardware maintenance fees; a $2.5 million increase in accounts receivable due to higher billings; and a $1.1 million decrease in accounts payable mainly due to timing of payments.

Cash Flows from Investing Activities

In 2020, cash used in investing activities of $80.9 million was primarily attributable to $49.8 million of cash used for purchases of marketable securities, net of sales and maturities, and $29.6 million of cash used for capital expenditures mainly related to computer equipment to support our growth and development, net of proceeds received from disposal of certain assets. Additionally, we paid $1.5 million in connection with our acquisition of the assets of Spell Security and payment of deferred consideration to Adya.

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

Cash Flows from Financing Activities

In 2020, cash used in financing activities of $112.6 million was primarily attributable to $126.7 million of common stock repurchases and $20.2 million of payments related to net share settlement of equity awards, offset by $34.5 million of proceeds from the exercise of stock options.

In 2019, cash used in financing activities of $79.0 million was primarily attributable to $86.4 million of common stock repurchases and $15.7 million of payments related to net share settlement of equity awards, offset by $24.8 million of proceeds from the exercise of stock options.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding leases for office space and third-party data centers. The following table summarizes our contractual cash obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payment Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$65,533	$14,186	$24,613	$16,417	$10,317
Purchase order obligations	43,236	20,131	13,452	9,653	—
Total	$108,769	$34,317	$38,065	$26,070	$10,317

Operating lease obligations primarily represent our obligations to make payments under the lease agreements for our facilities and data centers. During the year ended December 31, 2020, total payments for our operating lease obligations was $13.4 million.

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

Revenue Recognition

We derive revenues from subscriptions that require customers to pay a fee in order to access our cloud solutions. Contract period with customers generally ranges from less than a year to five years.  The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some limited cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

In accordance with ASC 606 Revenue from Contracts with Customers ("ASC 606"), revenue is recognized when control of the subscription service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our subscription services are typically satisfied ratably over the subscription term as our cloud-based offerings are delivered to customers electronically and over time. In addition, we recognize revenues for certain limited scan arrangements on an as-used basis. We recognize revenue related to professional services based on time and materials or completion of milestones stated in the contracts. When physical equipment are provided to the customers as part of the subscription service contract, we apply the practical expedient allowed under ASC 842 Leases to combine lease and nonlease components as a combined component to be accounted for under ASC 606, as we determined that the software subscription is the predominant component of the combined components. Therefore, we recognize revenue for the physical equipment ratably over the related subscription period.

Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. We elected the practical expedient to expense commissions on renewals where the specific anticipated contract term amortization period is one year or less. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years.

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

Based on the analysis of positive and negative factors noted above, we believe it is more likely than not that our California deferred tax assets will not be realized because the income attributed to California is not expected to be sufficient to recognize these deferred tax assets. Accordingly, we continue to record a valuation allowance as of December 31, 2020 for our California deferred tax assets. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in an income tax benefit in the period such determination is made. We do not have a valuation allowance against U.S. federal and certain other state deferred tax assets.

We recognize an income tax expense or benefit with respect to uncertain tax positions in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled after a tax examination has been completed, we must also estimate the likelihood that another taxing authority could review the respective tax position. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax laws, effectively settled issues under audit, the potential for interest and penalties, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of our financial instruments, including cash and certain cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

We measure and report certain cash equivalents, marketable securities and derivative foreign currency forward contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2 - Valuations based on other than quoted prices in active markets for identical assets and liabilities, including quoted prices for identical assets or liabilities in less active or inactive markets, quoted prices for similar assets or liabilities in active markets, or inputs other than quoted prices that are observable for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

For further details, see Part II, Item 8 of this Annual Report on Form10-K Note 2, Fair Value of Financial Instruments.

Leases

We lease offices, our data center facilities and certain computer equipment under non-cancelable operating leases and finance leases. On January 1, 2019, we adopted ASC 842 Leases using the current period adjustment method with an effective date of January 1, 2019. For both operating and finance leases, we recognize a right-of-use asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments and lease terms when appropriate. The present value of the lease payments is calculated using the incremental borrowing rate of the underlying leases determined at lease commencement. As most of our leases do not provide a readily determinable implicit rate, we determine an incremental borrowing rate using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as the leases.

Where we are the lessee, we elect to account for non-lease components associated with our leases (e.g., common area maintenance costs) and lease components separately for substantially all of our asset classes, except for data centers, for which we elected to combine lease and non-lease components. For leases with a term of one year or less, we have elected not to record the right-of-use asset or liability.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP and INR, the currencies of countries where we currently have our most significant international operations. Our expenses in international locations are generally denominated in the currencies of the countries in which our operations are located.

The cash flow effects of our derivative contracts for the year ended December 31, 2020 and 2019 were included within net cash provided by operating activities on our consolidated statements of cash flows. At December 31, 2020, we had 39 open designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs. 1,933.5 million. During the fiscal year ended December 31, 2020, we recorded $2.0 million of unrealized foreign exchange losses (net of realized gains and losses and tax) related to the designated cash flow hedge contracts in AOCI. At December 31, 2019, we had 26 open cash flow hedge contracts with notional amount of €24.2 million and £9.7 million. We recorded $0.4 million of unrealized foreign exchange gains (net of realized gains and losses and tax) related to the designated cash flow hedge contracts in AOCI.

For further details, see Part II, Item 8 of this Annual Report on Form10-K Note 2, Fair Value of Financial Instruments.

Interest Rate Sensitivity

We have $454.5 million in cash, cash equivalents and marketable securities at December 31, 2020. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. and foreign government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Qualys, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Qualys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes

As described further in Note 12 to the financial statements, the Company records income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We identified the tax effects of temporary and permanent differences related to stock-based compensation as a critical audit matter.

The principal considerations for our determination that the tax effects of temporary and permanent differences are a critical audit matter are that auditing the application of executive compensation rules requires significant technical expertise, the Company is generating excess tax deductions as a result of stock-based compensation and the stock-based compensation calculation is complex due to the required recordkeeping. Our audit procedures related to the tax effects of temporary and permanent differences related to stock-based compensation included the following, among others.

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

February 22, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Qualys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ GRANT THORNTON LLP

San Jose, California

February 22, 2021

Qualys, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,132	$87,559
Short-term marketable securities	281,892	211,331
Accounts receivable, net of allowance of $725 and $585 at December 31, 2020 and 2019, respectively	100,179	78,034
Prepaid expenses and other current assets	19,142	18,692
Total current assets	475,345	395,616
Long-term marketable securities	98,458	119,508
Property and equipment, net	64,850	60,579
Operating leases - right of use asset	44,838	40,551
Deferred tax assets, net	15,811	18,830
Intangible assets, net	12,006	16,795
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	16,864	15,082
Total assets	$736,819	$675,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$731	$848
Accrued liabilities	29,833	22,784
Deferred revenues, current	213,494	192,172
Operating lease liabilities, current	11,672	7,663
Total current liabilities	255,730	223,467
Deferred revenues, noncurrent	30,540	20,935
Operating lease liabilities, noncurrent	45,700	44,015
Other noncurrent liabilities	367	388
Total liabilities	332,337	288,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 39,252,665 and 39,146,272 shares issued and outstanding at December 31, 2020 and 2019, respectively	39	39
Additional paid-in capital	401,359	362,408
Accumulated other comprehensive income (loss)	(484)	1,162
Retained earnings	3,568	23,194
Total stockholders’ equity	404,482	386,803
Total liabilities and stockholders’ equity	$736,819	$675,608

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$362,963	$321,607	$278,889
Cost of revenues	79,226	69,517	66,185
Gross profit	283,737	252,090	212,704
Operating expenses:
Research and development	72,548	68,239	53,255
Sales and marketing	67,965	70,833	70,039
General and administrative	46,570	40,765	39,049
Total operating expenses	187,083	179,837	162,343
Income from operations	96,654	72,253	50,361
Other income (expense), net:
Interest expense	(9)	(106)	(172)
Interest income	5,385	8,443	6,080
Other income (expense), net	7	(607)	(801)
Total other income (expense), net	5,383	7,730	5,107
Income before income taxes	102,037	79,983	55,468
Provision for (benefit from) income taxes	10,465	10,647	(1,836)
Net income	$91,572	$69,336	$57,304
Net income per share:
Basic	$2.34	$1.77	$1.47
Diluted	$2.24	$1.68	$1.37
Weighted average shares used in computing net income per share:
Basic	39,167	39,075	38,876
Diluted	40,823	41,345	41,897

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$91,572	$69,336	$57,304
Other comprehensive income (loss):
Available-for-sale debt securities:
Change in net unrealized gain (loss), net of tax effect of ($128), ($243) and $0 in fiscal years 2020, 2019 and 2018, respectively	421	1,367	(261)
Reclassification adjustment for net (gain) loss realized and included in net income, net of tax effect of $6, $0 and $0 in fiscal years 2020, 2019 and 2018	(19)	—	289
Total change in unrealized gain on marketable securities, net of tax	402	1,367	28
Cash flow hedges:
Change in net unrealized gain (loss), net of tax effect of $486, ($136) and $0 in fiscal years 2020, 2019 and 2018, respectively	(1,613)	515	(40)
Reclassification adjustment for net gain realized and included in net income, net of tax effect of $129, $35 and $0 in fiscal years 2020, 2019 and 2018, respectively	(435)	(134)	—
Total change in unrealized gain (loss) on cash flow hedges, net of tax	(2,048)	381	(40)
Other comprehensive income (loss), net of tax	(1,646)	1,748	(12)
Comprehensive income	$89,926	$71,084	$57,292

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$91,572	$69,336	$57,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32,845	31,201	28,904
Bad debt expense	486	247	86
Loss on disposal of property and equipment	106	202	9
Stock-based compensation	40,035	34,892	30,090
Amortization of premiums and (accretion of discounts) on marketable securities	826	(1,597)	(1,136)
Deferred income taxes	3,512	7,095	(2,521)
Changes in operating assets and liabilities:
Accounts receivable	(22,631)	(2,456)	(11,467)
Prepaid expenses and other assets	(2,329)	(6,012)	(4,970)
Accounts payable	(389)	(1,076)	3,515
Accrued liabilities	5,126	715	1,426
Deferred revenues	30,927	28,060	24,725
Other noncurrent liabilities	—	—	(501)
Net cash provided by operating activities	180,086	160,607	125,464
Cash flows from investing activities:
Purchases of marketable securities	(391,693)	(331,131)	(339,862)
Sales and maturities of marketable securities	341,879	328,350	285,224
Purchases of property and equipment	(30,037)	(27,573)	(22,775)
Proceeds from disposal of property and equipment	419	—	—
Acquisition of businesses, net of cash acquired, and purchases of intangible assets	(1,500)	(4,050)	(13,633)
Purchase of privately-held investment	—	(625)	(2,500)
Net cash used in investing activities	(80,932)	(35,029)	(93,546)
Cash flows from financing activities:
Repurchase of common stock	(126,729)	(86,424)	(85,040)
Proceeds from exercise of stock options	34,461	24,831	24,053
Payments for taxes related to net share settlement of equity awards	(20,199)	(15,743)	(14,879)
Principal payments under finance lease obligations	(114)	(1,709)	(1,617)
Net cash used in financing activities	(112,581)	(79,045)	(77,483)
Net increase (decrease) in cash and cash equivalents	(13,427)	46,533	(45,565)
Cash, cash equivalents and restricted cash at beginning of period	88,759	42,226	87,791
Cash, cash equivalents and restricted cash at end of period	$75,332	$88,759	$42,226
Supplemental disclosures of cash flow information
Cash paid for interest expense	$9	$107	$168
Cash paid for income taxes, net of refunds	8,058	3,031	2,693
Non-cash investing and financing activities
Business acquisitions recorded in accrued liabilities and deferred tax liability	150	150	4,676
Purchases of property and equipment recorded in accounts payable and accrued liabilities	1,054	235	4,190

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balances at December 31, 2017	38,598,117	$39	$304,155	$(574)	$39,924	$343,544
Adjustment to opening retained earnings on adoption of ASC 606	—	—	—	—	2,711	2,711
Net income	—	—	—	—	57,304	57,304
Other comprehensive loss, net of tax	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	1,183,235	1	24,052	—	—	24,053
Repurchase of common stock	(1,088,899)	(1)	(13,064)	—	(71,975)	(85,040)
Issuance of common stock upon vesting of restricted stock units	525,375	—	—	—	—	—
Taxes related to net share settlement of equity awards	(202,794)	—	(14,879)	—	—	(14,879)
Stock-based compensation	—	—	30,308	—	—	30,308
Balances at December 31, 2018	39,015,034	39	330,572	(586)	27,964	357,989
Net income	—	—	—	—	69,336	69,336
Other comprehensive income, net of tax	—	—	—	1,748	—	1,748
Issuance of common stock upon exercise of stock options	901,290	1	24,830	—	—	24,831
Repurchase of common stock	(1,026,455)	(1)	(12,317)	—	(74,106)	(86,424)
Issuance of common stock upon vesting of restricted stock units	438,892	—	—	—	—	—
Taxes related to net share settlement of equity awards	(182,489)	—	(15,743)	—	—	(15,743)
Stock-based compensation	—	—	35,066	—	—	35,066
Balances at December 31, 2019	39,146,272	39	362,408	1,162	23,194	386,803
Net income	—	—	—	—	91,572	91,572
Other comprehensive loss, net of tax	—	—	—	(1,646)	—	(1,646)
Issuance of common stock upon exercise of stock options	1,129,845	1	34,460	—	—	34,461
Repurchase of common stock	(1,292,750)	(1)	(15,530)	—	(111,198)	(126,729)
Issuance of common stock upon vesting of restricted stock units	475,853	—	—	—	—	—
Taxes related to net share settlement of equity awards	(206,555)	—	(20,199)	—	—	(20,199)
Stock-based compensation	—	—	40,220	—	—	40,220
Balances at December 31, 2020	39,252,665	$39	$401,359	$(484)	$3,568	$404,482

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP as well as the instructions to Form 10-K and the rules and regulations of the SEC. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. The reclassifications did not have material effects on the prior year’s consolidated financial statements.

Risks and Uncertainties

In  March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, the Company has modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and  may take further actions that alter its business operations as  may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. COVID-19 has not had and is not expected to have a significant impact on the Company's business in 2021. However, while the Company has not incurred significant disruptions from the COVID-19 outbreak, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that  may be taken by governmental authorities and the impact to the business of its customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2020 and 2019, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.

Cash, Cash Equivalents, Restricted cash and Short-Term and Long-Term Marketable Securities

Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper, all with original maturities of three months or less when acquired. The Company’s short-term and long-term marketable securities consist of fixed-income U.S. and foreign government agency securities, corporate bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument's underlying remaining contractual maturity date.

As of both  December 31, 2020 and 2019, the Company has a restricted cash balance of $1.2 million in the form of a letter of credit issued to the landlord of the Company's California headquarter office lease as security deposit.

Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term marketable securities are classified as available-for-sale debt securities (AFS debt securities) and are carried at fair value. Unrealized gains and losses in fair value of the AFS debt securities are reported in other comprehensive income (loss). When the AFS debt securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense), net in the consolidated statements of operations. AFS debt securities are reviewed quarterly for impairment. An investment is considered impaired when its fair value is below its amortized cost. Declines in fair value from amortized cost for AFS debt securities that the company intends to sell or will more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other income (expense), net in the period in which the loss occurs. Otherwise, the credit loss component of the impairment is recorded as allowance for credit losses with an offsetting entry charged to other income (expense), net, while the remaining loss is recognized in other comprehensive income (loss).

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined on a collective basis where similar risk characteristics exist and on an individual basis when we identify significant customers or invoices with collectability issues. The estimate for credit losses considers historical write-offs by aging category, that are adjusted for current conditions and reasonable and supportable forecasts of future losses. Any change in the assumptions used in analyzing credit losses may result in additional allowances being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for credit losses. Payments subsequently received on such receivables are recognized in the period received. The allowance for credit losses recognized and write-offs charged against the allowance were not significant for the years ended  December 31, 2020 and 2019.

Non-marketable securities

During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company elected the measurement alternative to account for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment has been incurred related to the investment. The investment is included in other noncurrent assets on the consolidated balance sheets. The Company has not received any dividends from the investment.

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

Leases

The Company leases certain offices, computer equipment and its data center facilities under finance leases and non-cancelable operating leases. On January 1, 2019, the Company adopted ASC 842 Leases using the current period adjustment method with an effective date of January 1, 2019. For both operating and finance leases, we recognize a right-of-use asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments and lease terms when appropriate. The present value of the lease payments is calculated using the incremental borrowing rate of the underlying leases determined at lease commencement. As most of our leases do not provide a readily determinable implicit rate, the Company determines an incremental borrowing rate using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as the leases.

Where the Company is the lessee, the Company elects to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes, except for data centers, for which the Company elected to combine lease and non-lease components. For leases with a term of one year or less, the Company has elected not to record the right-of-use asset or liability.

In arrangements where the Company is the lessor, the Company elected to apply the practical expedient to account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components as revenue under ASC 606 as service revenues are the predominant components in the arrangements.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. In each of 2020, 2019 and 2018, the Company had no impairment of long-lived assets.

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

In testing for a potential impairment of goodwill, the Company first performs a qualitative assessment of its reporting unit to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performed the annual assessment on December 1, 2020 and 2019 and concluded there was no potential impairment of goodwill.

In testing for a potential impairment of intangible assets with indefinite lives that are not subject to amortization, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the indefinite-lived intangible assets is less than the carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. The Company performs the annual qualitative assessment in the fourth quarter each fiscal year. There were no such impairment losses during 2020, 2019 and 2018.

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

Internally Developed Software

Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life, which is three years. Capitalized costs include salaries, benefits and stock-based compensation charges for employees that are directly involved in developing its cloud security platform during the post planning and implementation phases. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. These capitalized costs are included in other noncurrent assets on the consolidated balance sheets. For the fiscal years 2020, 2019 and 2018, the Company capitalized $1.0 million, $1.0 million and $1.3 million of costs related to internally developed software (of which $0.2 million, $0.2 million and $0.2 million, respectively, were stock-based compensation), respectively. As of December 31, 2020 and 2019, unamortized internally developed software costs totaled $2.6 million and $2.0 million, respectively. Amortization of internally developed software is recorded in cost of revenues. Costs associated with minor enhancements and maintenance are expensed as incurred. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts, with maturities of 13 months or less, to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated net asset positions, to date primarily cash, accounts receivable and operating lease liabilities, as well as to manage foreign currency fluctuation risk related to forecasted transactions. Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities or other noncurrent liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first recorded within accumulated other comprehensive income ("AOCI") and then reclassified into revenue or operating expenses when the hedged item impacts the consolidated statements of operations. Cash flows related to these forward contracts are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction within cash flows from operating activities.

Stock-Based Compensation

The Company recognizes the fair value of its employee stock options and restricted stock units (RSU) on a straight-line basis over the requisite service periods for those awards ultimately expected to vest. The fair value of each option is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the fair value of each RSU is based on the price of the Company's stock on the date of grant. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

For performance-based non-qualified stock options (PSO) and performance-based restricted stock units (PSU), we recognize compensation costs over the requisite service period when it is probable that the performance conditions will be met. We assess these conditions on a quarterly basis.

Revenue Recognition

The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Contract period with customers generally ranges from less than a year to five years. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its Qualys Cloud Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

At the inception of a customer contract, the Company makes an assessment as to that customer's ability to pay for the services provided. The Company assesses collectability based on a number of factors, including credit worthiness of the customer along with past transaction history. In addition, the Company performs periodic evaluations of its customers’ financial condition.

The vast majority of the Company’s revenue contracts are subscription based and contain a single performance obligation. In the rare case that multiple performance obligations exist, the Company determines the standalone selling prices ("SSP") of each performance obligation at contract inception, using information that may include market conditions and other observable inputs. As the Company, in general, does not offer rights of return, performance bonuses, customer loyalty programs, payments via non-cash methods, refunds, volume rebates, incentive payments, penalties, price concessions or payments or discounts contingent on future events, the contract prices are generally composed of fixed amount consideration for a specific period of time and typically do not include variable consideration. The subscription contracts typically do not confer to the customers any future rights that would constitute material rights under ASC 606.

Revenue is recognized when control of the subscription service is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company's subscription services are typically satisfied ratably over the subscription term as its cloud-based offerings are delivered to customers electronically and over time. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. The Company recognizes revenue related to professional services based on time and materials or completion of milestones stated in the contracts. When physical equipment are provided to the customers as part of the subscription service contract, the Company applies the practical expedient allowed under ASC 842 Leases to combine lease and nonlease components as a combined component to be accounted for under ASC 606, as the Company determined that the software subscription is the predominant component of the combined components. Therefore, the Company recognizes revenue for the physical equipment ratably over the related subscription period.

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

Advertising Expenses

Advertising costs are expensed as incurred and include costs of advertising and promotional materials. The Company incurred advertising costs of $207 thousand, $74 thousand and $87 thousand for 2020, 2019 and 2018, respectively.

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

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current provision for (benefit from) income taxes, its deferred tax assets and liabilities, and any valuation allowance to be recorded against its deferred tax assets. The Company's judgments, assumptions and estimates relating to the current provision for (benefit from) income taxes include the geographic mix and amount of income (loss), its interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company's judgments also include anticipating the tax positions the Company will record in the consolidated financial statements before actually preparing and filing the tax returns. The Company's estimates and assumptions may differ from the actual results as reflected on its income tax returns and will record the required adjustments when they are identified or resolved. Changes in the Company's business, tax laws or its interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in the Company's results of operations, financial position, or cash flows.

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

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Transactions

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the U.S. dollar as their respective functional currency. Monetary assets and liabilities denominated in foreign currencies have been re-measured into U.S. dollars using the exchange rates in effect at the balance sheet date, and income and expenses are re-measured at average exchange rates during the period. Foreign currency re-measurement gains and losses and foreign currency transaction gains and losses are recognized in other income (expense), net. The Company recorded total foreign currency transaction gain of $0.3 million and losses of $0.4 million and $0.6 million during 2020, 2019 and 2018, respectively.

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

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) as modified by subsequently issued ASU No. 2018-19, 2019-04, 2019-05 and 2019-11, which introduces a new accounting model, Current Expected Credit Losses ("CECL"). CECL requires earlier recognition of credit losses, while also providing additional transparency about credit risk. CECL utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company adopted this ASU on  January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption did not have a material impact on the Company's consolidated financial statements.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For certain of the Company’s financial instruments, including certain cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

The Company measures and reports certain cash equivalents, marketable securities, derivative foreign currency forward contracts at fair value in accordance with the provisions of the authoritative accounting guidance that addresses fair value measurements. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1-Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2-Valuations based on other than quoted prices in active markets for identical assets and liabilities, including quoted prices for identical assets or liabilities in less active or inactive markets, quoted prices for similar assets or liabilities in active markets, or inputs other than quoted prices that are observable for substantially the full term of the assets or liabilities.

Level 3-Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. and foreign government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive market, quoted prices of similar instruments in active market or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.

The Company's cash and cash equivalents, short-term marketable securities, and long-term marketable securities consist of the following:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,105	$—	$—	$33,105
Money market funds	38,028	—	—	38,028
Commercial paper	2,999	—	—	2,999
Total	74,132	—	—	74,132
Short-term marketable securities:
Commercial paper	6,147	—	—	6,147
Corporate bonds	24,368	170	—	24,538
Asset-backed securities	6,263	18	—	6,281
U.S. government agencies	244,568	369	(11)	244,926
Total	281,346	557	(11)	281,892
Long-term marketable securities:
Asset-backed securities	38,456	160	(3)	38,613
U.S. government agencies	6,884	17	—	6,901
Foreign government agencies	1,006	31	—	1,037
Corporate bonds	51,068	839	—	51,907
Total	97,414	1,047	(3)	98,458
Total	$452,892	$1,604	$(14)	$454,482

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$84,102	$—	$—	$84,102
Money market funds	58	—	—	58
Commercial paper	3,399	—	—	3,399
Total	87,559	—	—	87,559
Short-term marketable securities:
Commercial paper	2,239	—	—	2,239
Corporate bonds	33,048	51	(1)	33,098
Asset-backed securities	2,438	11	—	2,449
U.S. government agencies	173,364	184	(3)	173,545
Total	211,089	246	(4)	211,331
Long-term marketable securities:
Asset-backed securities	40,001	193	(1)	40,193
U.S. government agencies	46,447	370	—	46,817
Corporate bonds	32,236	262	—	32,498
Total	118,684	825	(1)	119,508
Total	$417,332	$1,071	$(5)	$418,398

As of  December 31, 2020 and 2019, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$38,028	$—	$38,028
Commercial paper	—	9,146	9,146
U.S. government agencies	—	251,827	251,827
Foreign government agencies	—	1,037	1,037
Corporate bonds	—	76,445	76,445
Asset-backed securities	—	44,894	44,894
Total	$38,028	$383,349	$421,377

	December 31, 2019
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$58	$—	$58
Commercial paper	—	5,638	5,638
U.S. government agencies	—	220,362	220,362
Corporate bonds	—	65,596	65,596
Asset-backed securities	—	42,642	42,642
Total	$58	$334,238	$334,296

As of December 31, 2020 and 2019, the Company had no investments utilizing level 3 inputs.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair value of marketable securities classified as AFS debt securities by contractual maturity:

	December 31, 2020
	Mature within One Year	After One Year through Two Years	Over Two Years	Fair Value
	(in thousands)
Commercial paper	$9,146	$—	$—	$9,146
U.S. government agencies	244,925	6,715	187	251,827
Foreign government agencies	—	—	1,037	1,037
Corporate bonds	24,538	31,983	19,924	76,445
Asset-backed securities	6,282	18,642	19,970	44,894
Total	$284,891	$57,340	$41,118	$383,349

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

In addition, the Company uses a hedging strategy to reduce its exposure associated with costs incurred in INR. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in AOCI and will be reclassified into operating expenses when the associated hedged expenses are incurred.

At December 31, 2020, the Company had 39 open designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs. 1,933.5 million. At December 31, 2019, the Company had 26 open cash flow hedge contracts with notional amount of €24.2 million and £9.7 million.

At  December 31, 2020 and 2019, a net amount of unrealized losses of $1.8 million before tax and unrealized gains of $0.7 million before tax, respectively, on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. At  December 31, 2020, a net amount of unrealized gains of $1.5 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

Non-designated forward contracts

At December 31, 2020, the Company had 24 outstanding non-designated forward contracts with notional amounts of €17.7 million, £6.5 million and ₨. 32.8 million which will mature at various dates through January 2022. At December 31, 2019, the Company had 15 outstanding non-designated forward contracts with notional amounts of €20.0 million, £5.6 million and Rs. 756.0 million.

The following summarizes derivative financial instruments as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Assets:
Foreign currency forward contracts designated as cash flow hedge	$511	$427
Foreign currency forward contracts not designated as hedging instruments	27	515
Total	$538	$942
Liabilities:
Foreign currency forward contracts designated as cash flow hedge	$(2,200)	$(524)
Foreign currency forward contracts not designated as hedging instruments	(1,677)	(550)
Total	$(3,877)	$(1,074)

All foreign currency forward contracts were valued at fair value using level 2 inputs.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net gains (losses) from forward contracts	$(1,634)	$438	$543
Other foreign currency transaction gains (losses)	1,894	(792)	(1,120)
Total foreign exchange gains (losses), net	260	(354)	(577)
Other expenses	(253)	(253)	(224)
Other income (expense), net	$7	$(607)	$(801)

NOTE 3.	Accumulated Other Comprehensive Income

The components of AOCI were as follows:

	December 31,
	2020	2019
	(in thousands)
Unrealized gains (losses) on AFS debt securities	$1,224	$822
Unrealized gains (losses) on cash flow hedges	(1,708)	340
Total accumulated other comprehensive income	$(484)	$1,162

The effects on income before income taxes of amounts reclassified from AOCI to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Reclassification of AOCI - AFS debt securities
Other income (expense), net	$25	$—	$(289)

Reclassification of AOCI - cashflow hedges
Revenue	$960	$134	$—
Cost of revenues	(76)	—	—
Research and development expenses	(264)	—	—
Sales and marketing expenses	(20)	—	—
General and administrative expenses	(36)	—	—
Total	$564	$134	$—

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance lease, consists of the following:

	December 31,
	2020	2019
	(in thousands)
Computer equipment	$136,286	$112,599
Computer software	26,164	26,137
Scanner appliances	16,749	15,864
Furniture, fixtures and equipment	6,599	6,973
Equipment under capital lease	3,503	3,503
Leasehold improvements	21,107	18,817
Total property and equipment	210,408	183,893
Less: accumulated depreciation and amortization	(145,558)	(123,314)
Property and equipment, net	$64,850	$60,579

Physical scanner appliances and other computer equipment that are or will be subject to leases by customers have a net carrying value of $7.5 million and $4.9 million, respectively, including assets that have not been placed in service of $1.9 million and $0.9 million, respectively, as of December 31, 2020 and 2019. Depreciation and amortization expenses relating to property and equipment were $26.1 million, $24.9 million and $25.1 million for 2020, 2019 and 2018, respectively.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenues of $188.6 million and $160.8 million were recognized during the years ended December 31, 2020 and December 31, 2019, respectively, which amounts were included in the deferred revenue balances as of December 31, 2019 and December 31, 2018, respectively.

The Company's payment terms vary by the type and location of its customers and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2020:

(in thousands)
2021	$103,165
2022	70,381
2023	35,304
2024	1,363
2025	401
2026 and thereafter	168
Total	$210,782

Revenues allocated to remaining performance obligations represents the transaction price of noncancelable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals. The Company applied the short-term contract exemption to exclude the remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. For any discounts associated with these multiple year contracts, the Company concluded its contracts did not contain a financing component.

Revenues by sales channel are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Direct	$212,296	$186,130	$164,084
Partner	150,667	135,477	114,805
Total	$362,963	$321,607	$278,889

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

Capitalized costs to obtain contracts, current and noncurrent are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Commission asset, current	$3,459	$2,568
Commission asset, noncurrent	$6,906	$6,454

For the years ended December 31, 2020, 2019,and 2018, the Company recognized $3.0 million, $2.0 million and $1.2 million of commission expense from amortization of its commission assets, respectively. During the same periods, there was no impairment loss related to the capitalized costs.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.	Acquisitions

The following table summarizes the purchase price allocation of business and asset acquisitions during the fiscal years 2020, 2019 and 2018 based on estimated fair values of the acquired assets as of the acquisition date:

Acquiree	Acquisition Date	Purchase Consideration	Net Tangible Assets Acquired/ (liabilities assumed)	Purchased Intangible Assets	Goodwill	Deferred Tax Liability
		(in thousands)
Spell security	July 24, 2020	$1,500	$—	$1,500	$—	$—
Adya	January 10, 2019	$1,000	$—	$900	$100	$—
Layered Insight	October 16, 2018	$13,434	$(80)	$9,600	$5,498	$(1,500)
1Mobility	April 1, 2018	$4,000	$—	$3,700	$300	$—

On  July 24, 2020, the Company acquired certain intangible assets of Spell Security, a privately held company incorporated in India. Spell Security’s technology expands the Company's endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for its EDR application. The purchase consideration related to the acquisition was $1.5 million in cash, including $0.2 million of deferred consideration due 15 months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims. The Company accounted for this transaction as an asset purchase. The Company recognized intangible assets of $1.0 million for developed technology and $0.5 million for non-compete agreements, which will be amortized over four and two years, respectively.

On January 10, 2019, the Company acquired the assets of Adya, an India-based company. The acquisition included a cloud application management platform, which enables security and compliance audits of SaaS applications. Total purchase consideration included $0.2 million of deferred consideration due 18 months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims, which was fully paid to Adya during the fiscal year ended December 31, 2020. The acquired intangible assets relating to Adya's developed technology are being amortized over the estimated useful lives of approximately four years. Goodwill arising from the Adya acquisition is deductible for tax purposes over 15 years.

On October 16, 2018, the Company completed the acquisition of Layered Insight, a pioneer and global leader in container native application protection, providing accurate insight into container images, adaptive analysis of running containers, and automated enforcement of the container environment. Of the total consideration, $1.6 million was paid during the fiscal year ended December 31, 2019 based on the terms and conditions of the purchase agreement. All consideration was paid in cash. The Company also paid additional $4.0 million as the acquired business had achieved certain integration milestones for the annual period ending December 31, 2019. In addition, the Company initially recorded $1.5 million of the contingent consideration related to revenue milestone payments in accrued liabilities of the consolidated balance sheet as of December 31, 2018, which was reversed during the fiscal year 2019 as the revenue milestone was not met. The acquired intangible asset relating to Layered Insight's developed technology is amortized over the estimated useful life of approximately four years. Goodwill arising from the Layered Insight acquisition is not deductible for tax purposes.

On April 1, 2018, the Company acquired the assets of 1Mobility, a Singapore-based company. The acquisition allowed the Company to provide enterprises of all sizes with the ability to create and continuously update an inventory of mobile devices on all versions of Android, iOS and Windows Mobile in their environment; and to continuously assess their security and compliance posture, while quarantining devices that were compromised or out-of-compliance. Of the total purchase consideration, $0.6 million was paid during the fiscal year ended December 31, 2019 based on the terms and conditions of the purchase agreement. The acquired intangible assets relating to 1Mobility's developed technology is being amortized over the estimated useful lives of approximately four years. Goodwill arising from the 1Mobility acquisition is deductible for tax purposes over 15 years.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma financial information for these acquisitions in the fiscal years 2020, 2019 and 2018 was not presented because the acquisitions were not material to the Company's consolidated financial statements, either individually or in aggregate.

Changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in thousands)
Balance as of December 31, 2018	$7,225
Goodwill acquired	100
Adjustment	122
Balance as of December 31, 2019 and 2020	$7,447

NOTE 7.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			December 31, 2020
	Weighted Average Lives (Years)	Weighted Average Remaining Lives (Years)	Cost	Accumulated Amortization	Net Book Value
			(in thousands)
Developed technology	4.4	1.8	$27,356	$(16,152)	$11,204
Patent licenses	14.0	3.7	1,387	(1,021)	366
Non-compete agreements	2.0	1.6	500	(104)	396
Total intangibles subject to amortization			$29,243	$(17,277)	11,966
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,006

			December 31, 2019
	Weighted Average Lives (Years)	Weighted Average Remaining Lives (Years)	Cost	Accumulated Amortization	Net Book Value
			(in thousands)
Developed technology	4.6	2.7	$26,356	$(10,066)	$16,290
Patent licenses	14.0	4.7	1,387	(922)	465
Total intangibles subject to amortization			$27,743	$(10,988)	16,755
Intangible assets not subject to amortization					40
Total intangible assets, net					$16,795

Intangible assets amortization expenses were $6.3 million, $6.1 million and $3.7 million for 2020, 2019 and 2018 respectively, which were recorded in cost of revenues in the consolidated statements of operations.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2021	$6,581
2022	4,823
2023	350
2024	212
Total expected future amortization expense	$11,966

NOTE 8.	Leases

The following table presents the lease-related assets and liabilities recorded on the balance sheet:

Classification on the Balance Sheet	Classification of Lease	December 31,
		2020	2019
Assets		(in thousands)
Operating lease - right of use asset	Operating leases	$44,838	$40,551
Property and equipment, net	Finance leases	131	1,299
Total lease assets		$44,969	$41,850

Liabilities
Current
Operating lease liabilities, current	Operating leases	$11,672	$7,663
Accrued liabilities	Finance leases	64	124
Noncurrent
Operating lease liabilities, noncurrent	Operating leases	45,700	44,015
Other noncurrent liabilities	Finance leases	—	54
Total lease liabilities		$57,436	$51,856

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2029. While under our lease agreements we have options to extend our leases up to four years, we have not included renewal options in determining the lease terms for calculating our lease liabilities, as these options have not been reasonably certain of exercise.

Leases expense was $16.7 million, $13.9 million and $9.9 million for 2020, 2019 and 2018, respectively.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating cash flows included in the measurement of lease liabilities	13,403	9,372
Lease liabilities arising from obtaining right of use assets	15,837	17,359

Maturities of the Company's operating lease liabilities at December 31, 2020 are as follows:

(in thousands)
2021	$14,186
2022	13,316
2023	11,297
2024	10,010
2025	6,407
2026 and thereafter	10,317
Total minimum lease payments	65,533
Less: amount representing interest	(8,161)
Present value of minimum payments	57,372
Less: lease obligations, current	(11,672)
Lease obligations, noncurrent	$45,700

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average remaining lease term and the weighted average discount rate of the Company's leases were as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	4.1	6.5
Finance leases	0.1	1.3
Weighted average discount rates
Operating leases	4.8%	5.0%
Finance leases	5.0%	5.0%

NOTE 9.	Commitment and Contingencies

Purchase Obligation

The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of  December 31, 2020, these remaining purchase commitments for future periods are as follows:

(in thousands)
2021	$20,131
2022	6,528
2023	6,924
2024	7,780
2025	1,873
Total purchase commitment	$43,236

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

Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The Company provides disclosure if it is reasonably possible that a loss has been incurred and a range of loss or possible loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

As of December 31, 2020, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

NOTE 10.	Stockholders' Equity and Stock-based Compensation

Common Stock

The Company had reserved shares of common stock for future issuance as of December 31, 2020 as follows:

Options and RSUs outstanding under equity incentive plans
2000 Equity Incentive Plan	102,087
2012 Equity Incentive Plan	3,160,057
Shares available for future grants under an equity incentive plan
2012 Equity Incentive Plan	6,628,383
Total shares reserved for future issuance	9,890,527

Preferred Stock

Effective October 3, 2012, the Company is authorized to issue 20,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the Board. As of December 31, 2020, and 2019, there were no issued or outstanding shares of preferred stock.

Equity Incentive Plan

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participant's incentive stock options (ISOs), non-statutory stock options (NSOs), stock appreciation rights (SARs), restricted stock awards (RSAs), RSUs, performance units and performance shares equivalent to up to 15,699,245 shares of common stock as of December 31, 2020. The number of shares of common stock available for issuance under the 2012 Plan includes an annual increase on January 1 of each year by an amount equal to the least of 3,050,000 shares; 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year; or an amount determined by the Board of Directors. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options and RSU's granted generally vest over a period of up to four years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the Board of Directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Options granted under the 2000 Plan were immediately exercisable, and unvested shares are subject to repurchase by the Company. Upon termination of employment of an option holder, the Company has the right to repurchase at the original purchase price any issued but unvested common shares. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are not reported as a component of stockholders’ equity until those shares vest. The amounts received in exchange for these shares are recorded as an accrued liability in the accompanying consolidated balance sheets and will be reclassified to common stock and additional paid-in capital as the shares vest.

Stock-based Compensation Expenses

The following table shows a summary of the stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenues	$2,767	$2,262	$2,489
Research and development	13,502	11,151	7,961
Sales and marketing	5,785	4,984	4,650
General and administrative	17,981	16,495	14,990
Total stock-based employee compensation	$40,035	$34,892	$30,090

The income tax benefit related to the stock-based compensation expenses was $5.5 million, $5.5 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had $21.8 million of unrecognized employee compensation cost related to unvested stock options and $71.3 million of unrecognized compensation cost related to unvested RSU's that it expects to recognize over a weighted-average period of 2.7 years and 2.6 years, respectively.

The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	4.5 to 5.5	4.4 to 6.6	4.5 to 5.0
Volatility	38% to 43%	40% to 46%	45% to 47%
Risk-free interest rate	0.3% to 1.4%	1.5% to 2.4%	2.5% to 3.0%
Dividend yield	—	—	—

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

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance as of December 31, 2017	4,495,891	$25.29	6.6	$153,129
Granted	366,786	$79.79
Exercised	(1,183,235)	$20.33
Canceled	(250,133)	$39.61
Balance as of December 31, 2018	3,429,309	$31.79	6.4	$149,935
Granted	496,145	$87.10
Exercised	(901,290)	$27.55
Canceled	(157,489)	$71.04
Balance as of December 31, 2019	2,866,675	$40.54	6.0	$125,647
Granted	593,694	$99.77
Exercised	(1,129,845)	$30.50
Canceled	(115,082)	$87.91
Balance as of December 31, 2020	2,215,442	$59.07	6.5	$139,121
Vested and expected to vest—December 31, 2020	2,071,441	$56.39	6.3	$135,647
Exercisable—December 31, 2020	1,290,452	$34.69	4.7	$112,502

The following table summarizes the outstanding and vested stock options at December 31, 2020:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price Per Share
4.4 - 20.8	266,447	$13.25	2.1	266,447	$13.25
22.31 - 25.17	130,550	$24.16	4.3	130,550	$24.16
25.56 - 25.56	264,824	$25.56	5.3	264,824	$25.56
26.86 - 34.97	227,072	$30.72	3.9	227,072	$30.72
36.25 - 52.6	232,792	$40.24	5.4	215,601	$39.80
59.95 - 86.35	307,387	$80.11	8.3	77,644	$74.90
87.26 - 89.55	189,217	$88.48	8.6	52,147	$88.42
93.08 - 93.08	223,744	$93.08	9.9	—	$—
94.45 - 104.8	273,709	$97.76	8.8	56,167	$94.91
121.65 - 121.65	99,700	$121.65	9.6	—	$—
	2,215,442	$59.07	6.5	1,290,452	$34.69

The weighted-average grant date fair value of the Company’s stock options granted during 2020, 2019 and 2018 was $35.49, $34.02 and $33.05, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was $77.5 million, $52.1 million and $71.7 million, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	1,410,588	$40.34
Granted	548,245	$75.44
Vested	(525,375)	$39.87
Cancelled	(206,575)	$43.43
Balance as of December 31, 2018	1,226,883	$55.71
Granted	595,985	$81.59
Vested	(438,892)	$53.17
Cancelled	(169,158)	$65.51
Balance as of December 31, 2019	1,214,818	$67.99
Granted	531,146	$99.96
Vested	(475,853)	$62.57
Cancelled	(223,409)	$77.37
Balance as of December 31, 2020	1,046,702	$86.78
Expected to vest as of December 31, 2020	961,926	$86.02

The aggregate vesting date fair value of RSUs vested during 2020, 2019 and 2018 was $46.5 million, $37.9 million and $38.9 million, respectively.

Performance-Based Stock Options and Restricted Stock Units

On December 10, 2020, the compensation committee of the Company's board of directors (Compensation Committee) granted the equity award for 2021 to the Company’s Chairman and Chief Executive Officer, Philippe Courtot (Mr. Courtot). The first portion of the award consists of 69,401 RSUs that will vest in 16 quarterly installments beginning on November 1, 2020. The second portion of the award consists of a target number of 223,744 PSO, which will vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of PSOs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

On November 2, 2019, the Compensation Committee granted the equity award for 2020 to Mr. Courtot. The first portion of the award consists of 48,683 RSUs that will vest in 16 quarterly installments beginning on December 1, 2019. The second portion of the award consists of a target number of 123,856 PSOs, which will vest at the end of the three-year performance period from January 2020 through December 2022. The actual number of PSOs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 21, 2018, the Compensation Committee granted the equity award for 2019 to Mr. Courtot. The first portion of the award consists of 56,250 RSUs that will vest in 16 quarterly increments beginning on January 1, 2019. The second portion of the award consists of a target number of 33,089 PSU, which will vest at the end of the three-year performance period from January 2019 through December 2021. The actual number of PSUs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth during the three-year performance period from January 2019 through December 2021 and Adjusted EBITDA margin for the fiscal year of 2021. The third portion of the award consists of a target number of 33,088 PSUs, one third of which (11,030 target PSUs) will vest at the end of each fiscal year of 2019, 2020 and 2021. The actual number of PSUs eligible to vest at each vesting date range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and Adjusted EBITDA margin for each of those years.

The Compensation Committee, in consultation with its independent compensation consultant, designed these awards so that in each year greater than 50% of the compensation was based on the achievement of performance goals linked to metrics designed to drive the creation of shareholder value. The vesting of these awards is conditioned on Mr. Courtot’s continued service through the vesting dates or, for PSOs and PSUs, the dates that performance is certified in addition to the achievement of performance goals. If Mr. Courtot’s employment is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of these awards will vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company .

During the year ended  December 31, 2020, 14,864 PSUs, which represent 135% of the target, vested as a result of the Company achieving the corresponding level of performance goals for the fiscal year of 2019.

On  June 10, 2020, the board of directors approved changes in the performance targets for certain previously granted PSO and PSU. Based on the projected performance levels expected to be achieved for those awards as of  June 10, 2020, the modification resulted in an incremental expense of $7.5 million, which is expected to be recognized over 12 quarters beginning with the quarter ended  June 30, 2020. This amount  may change based upon actual performance achieved and updates to estimates of future performance during the remainder of the performance periods. During the year ended  December 31, 2020, $0.9 million of incremental expenses due to the modification were recognized.

During the year ended December 31, 2020, stock-based compensation expense of $0.2 million and $2.8 million, including changes due to modifications, were recognized for PSOs and PSUs. During the year ended December 31, 2019, stock-based compensation expense of $0.3 million and $0.9 million were recognized for PSOs and PSUs, respectively.

Share Repurchase Program

On February 5, 2018, the Company's board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018,  October 30, 2019 and  May 7, 2020, the Company announced that its board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $400.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act, until February 14, 2022.

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

During the year ended December 31, 2020 and 2019, the Company repurchased 1,292,750 and 1,026,455 shares of its common stock for approximately $126.7 million and $86.4 million, respectively. All share repurchases were made using cash resources. As of  December 31, 2020 and 2019, approximately $101.8 million and $128.5 remained available for share repurchases pursuant to the Company's share repurchase program.

On February 10, 2021, the Company announced that its Board of Directors authorized an additional $100.0 million to the original share repurchase program authorization, increasing the total amount of authorized repurchase to $500.0 million.

NOTE 11.	Employee Benefits Plan

The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. During the fiscal years ended December 31, 2020, 2019 and 2018, the Company made contributions to the 401(k) Plan of $1.3 million, $1.3 million and $1.2 million, respectively.

The Company contributes to a Provident Fund Plan for its employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. During the fiscal years ended December 31, 2020, 2019 and 2018, the Company contributed $1.4 million, $1.1 million and $0.7 million, respectively, to those plans.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12.	Income Taxes

The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$94,099	$72,124	$50,010
Foreign	7,938	7,859	5,458
Income before income taxes	$102,037	$79,983	$55,468

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current
Federal	$1,944	$(90)	$(90)
State	1,438	646	62
Foreign	3,571	3,000	1,988
Total current provision	6,953	3,556	1,960
Deferred
Federal	4,239	7,085	(3,449)
State	26	447	21
Foreign	(753)	(441)	(368)
Total deferred (benefit) provision	3,512	7,091	(3,796)
Total provision for (benefit from) provision for income taxes	$10,465	$10,647	$(1,836)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	1.6	1.5	(1.9)
Stock-based compensation	4.8	4.0	5.8
Excess tax benefits related to stock-based compensation	(13.8)	(11.2)	(26.2)
Foreign source income	0.2	0.1	(0.2)
Change in valuation allowance	0.8	1.1	4.4
Foreign-derived intangible income deduction	(1.7)	—	—
Federal and state research and development credit	(2.6)	(3.7)	(6.7)
Other	—	0.4	0.5
Provision for (benefit from) income taxes	10.3%	13.2%	(3.3)%

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$290	$1,325
Research and development credit carryforwards	16,965	20,182
Foreign tax credit carryforwards	3,497	2,586
Accrued liabilities	2,019	1,109
Deferred revenues	5,123	4,843
Operating lease liabilities	15,924	13,187
Intangible assets	1,397	327
Stock-based compensation	3,907	5,942
Other	430	158
Gross deferred tax assets	49,552	49,659
Valuation allowance	(11,188)	(10,094)
Net deferred tax assets	38,364	39,565
Deferred tax liabilities
Fixed assets	(7,017)	(8,097)
Operating leases - right of use asset	(13,054)	(10,496)
Deferred commissions	(2,482)	(2,142)
Total deferred tax liabilities	(22,553)	(20,735)
Net deferred tax assets	$15,811	$18,830

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2020. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $11.2 million and $10.1 million against such deferred tax assets as of December 31, 2020 and 2019, respectively. The increase in valuation allowance was mainly associated with the California research and development credit generated during the year ended December 31, 2020 that will not likely be realized for the foreseeable future.

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $1.4 million and $0.1 million, respectively, available to reduce federal and state taxable income. The federal net operating losses begin to expire in 2022 and the state net operating losses begin to expire in 2037. Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2020, the Company had $10.7 million of federal and $15.0 million of state research and development credit carryforwards, respectively. Federal research and development credits begin to expire in 2035. State research and development credits do not expire. As of December 31, 2020, the Company had foreign tax credit carryforwards of $3.5 million which begin to expire in 2024.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits beginning balance	$7,778	$6,406	$5,112
Gross increase for tax positions of prior years	4	—	279
Gross decrease for tax positions of prior years	—	(12)	(227)
Gross increase for tax positions of current year	1,258	1,384	1,399
Lapse of statute of limitations	(185)	—	(157)
Total unrecognized tax benefits	$8,855	$7,778	$6,406

The unrecognized tax benefits, if recognized, would impact the income tax provision by $4.6 million, $4.2 million and $3.5 million as of December 31, 2020, 2019 and 2018, respectively. The remaining amount would result in the recognition of a corresponding deferred tax asset that is then offset by a full valuation allowance. As of December 31, 2020, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for 2020, 2019 and 2018.

The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2001 through 2019 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. A determination of the unrecognized deferred tax liability related to this basis difference is not practicable because of the complexities of the calculation.

NOTE 13.	Segment Information and Information about Geographic Area

Under ASC 280 Segment Reporting, Operating segments are defined as components of an entity about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment and has only one reportable segment. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.

Revenue by geographic area, based on the customers billing address, is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$230,444	$206,555	$185,887
Foreign	132,519	115,052	93,002
Total revenues	$362,963	$321,607	$278,889

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net, by geographic area, is as follows:

	December 31,
	2020	2019
	(in thousands)
United States	$43,791	$46,100
India	12,465	9,221
Rest of world	8,594	5,258
Total property and equipment, net	$64,850	$60,579

NOTE 14.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net income	$91,572	$69,336	$57,304

Denominator:
Weighted-average shares used in computing net income per share - basic	39,167	39,075	38,876
Effect of potentially dilutive securities:
Common stock options	1,267	1,807	2,401
Restricted stock units	389	463	620
Weighted-average shares used in computing net income per share - diluted	$40,823	$41,345	$41,897
Net income per share:
Basic	$2.34	$1.77	$1.47
Diluted	$2.24	$1.68	$1.37

Potentially dilutive securities not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Common stock options	620	461	177
Restricted stock units	80	26	22
Total anti-dilutive shares	700	487	199

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.	Selected Quarterly Financial Information (Unaudited)

The following table shows a summary of the Company's quarterly financial information for each of the quarters in the two-year period ended December 31, 2020:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(unaudited)
	(in thousands, except per share data)
Revenues	$94,801	$93,069	$88,830	$86,263	$84,664	$82,671	$78,929	$75,343
Income from operations	24,412	26,303	25,508	20,431	19,545	22,549	16,108	14,051
Other income (expense), net	680	1,331	1,586	1,786	1,757	1,786	2,401	1,786
Income before income taxes	25,092	27,634	27,094	22,217	21,302	24,335	18,509	15,837
Net income	$23,816	$22,743	$26,319	$18,694	$20,664	$19,174	$16,232	$13,266
Net income per share:
Basic	$0.61	$0.58	$0.67	$0.48	$0.53	$0.49	$0.41	$0.34
Diluted	$0.59	$0.56	$0.64	$0.46	$0.50	$0.47	$0.39	$0.32

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements - The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Consolidated Financial Statements in Item 8.

(a)(2) Financial Statement Schedules - All financial statement schedules have been omitted since the required information is not applicable or has been included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.	S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.	S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.	S-1/A	333-182027	4.1	September 12, 2012

4.2	Description of Registrant’s securities	10-K	001-35662	4.2	February 21, 2020

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.	S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-182027	10.2	September 12, 2012

10.3*	Offer Letter, between Qualys, Inc. and Philippe F. Courtot, dated December 7, 2000.	S-1	333-182027	10.3	June 8, 2012

10.4*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.	S-1	333-182027	10.5	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020.	8-K	001-35662	10.1	May 26, 2020

10.6*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.	S-1	333-182027	10.9	June 8, 2012

10.7*	Form of director and executive officer indemnification agreement.	S-1/A	333-182027	10.10	August 10, 2012

10.8	Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.	8-K	001-35662	10.1	October 19, 2016

10.9*	Qualys, Inc. Executive Performance Bonus Plan.	Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.10*†		Qualys, Inc. 2016 Corporate Bonus Plan, as amended.		10-Q	001-35662	10.3	August 4, 2016

10.11		Master Services Agreement, between Qualys, Inc. and Savvis Communications Corporation, dated June 22, 2010.		S-1/A	333-182027	10.14	September 12, 2012

10.12†		Master Agreement, between Qualys, Inc. and Interoute Communications Limited, dated March 31, 2008.		S-1/A	333-182027	10.15	September 12, 2012

10.13†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 22, 2021.

QUALYS, INC.

By:	/s/ SUMEDH THAKAR
Sumedh Thakar
Interim Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ SUMEDH THAKAR	Director and Interim Chief Executive Officer (principal executive officer)	February 22, 2021
Sumedh Thakar

/s/ JOO MI KIM	Chief Financial Officer (principal financial and accounting officer)	February 22, 2021
Joo Mi Kim

/s/ PHILIPPE F. COURTOT	Chairman	February 22, 2021
Philippe F. Courtot

/s/ SANDRA E. BERGERON	Director	February 22, 2021
Sandra Bergeron

/s/ JEFFREY P. HANK	Director	February 22, 2021
Jeffrey P. Hank

/s/ GENERAL PETER PACE	Director	February 22, 2021
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 22, 2021
Kristi M. Rogers

/s/ WENDY M. PFEIFFER	Director	February 22, 2021
Wendy M. Pfeiffer

/s/ JOHN A. ZANGARDI	Director	February 22, 2021
John A. Zangardi