Form 10-Q
period 2021-03-31
QUALYS, INC.
filed 2021-05-05
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of the registrant's common stock outstanding as of April 29, 2021 was 39,141,887.

Qualys, Inc.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$108,753	$74,132
Short-term marketable securities	247,982	281,892
Accounts receivable, net of allowance of $809 and $725 as of March 31, 2021 and December 31, 2020, respectively	85,222	100,179
Prepaid expenses and other current assets	22,099	19,142
Total current assets	464,056	475,345
Long-term marketable securities	101,474	98,458
Property and equipment, net	64,143	64,850
Operating leases - right of use asset	42,113	44,838
Deferred tax assets, net	20,786	15,811
Intangible assets, net	10,361	12,006
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	18,362	16,864
Total assets	$729,942	$736,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,164	$731
Accrued liabilities	27,836	29,833
Deferred revenues, current	218,898	213,494
Operating lease liabilities, current	11,846	11,672
Total current liabilities	259,744	255,730
Deferred revenues, noncurrent	29,010	30,540
Operating lease liabilities, noncurrent	42,692	45,700
Other noncurrent liabilities	1,388	367
Total liabilities	332,834	332,337
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 39,203 and 39,253 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	420,950	401,359
Accumulated other comprehensive income (loss)	120	(484)
Retained earnings (accumulated deficit)	(24,001)	3,568
Total stockholders’ equity	397,108	404,482
Total liabilities and stockholders’ equity	$729,942	$736,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$96,756	$86,263
Cost of revenues	21,680	18,495
Gross profit	75,076	67,768
Operating expenses:
Research and development	17,749	17,983
Sales and marketing	17,989	18,230
General and administrative	42,043	11,124
Total operating expenses	77,781	47,337
Income (loss) from operations	(2,705)	20,431
Other income (expense), net:
Interest expense	(4)	(3)
Interest income	746	1,924
Other income (expense), net	(244)	(135)
Total other income, net	498	1,786
Income (loss) before income taxes	(2,207)	22,217
Income tax provision (benefit)	(2,435)	3,523
Net income	$228	$18,694
Net income per share:
Basic	$0.01	$0.48
Diluted	$0.01	$0.46
Weighted average shares used in computing net income per share:
Basic	39,209	39,112
Diluted	40,430	40,846

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$228	$18,694
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(389)	266
Net change in unrealized gains (losses) on cash flow hedges, net of tax	993	125
Other comprehensive income, net of tax	604	391
Comprehensive income	$832	$19,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities:
Net income	$228	$18,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,078	7,747
Bad debt expense	138	148
Stock-based compensation	38,202	9,997
Amortization of premiums (accretion of discounts) on marketable securities	967	(64)
Deferred income taxes	(5,162)	1,784
Changes in operating assets and liabilities:
Accounts receivable	14,819	5,190
Prepaid expenses and other assets	(6,083)	(1,629)
Accounts payable	107	(262)
Accrued liabilities	1,686	253
Deferred revenues	3,874	10,577
Net cash provided by operating activities	57,854	52,435
Cash flow from investing activities:
Purchases of marketable securities	(115,610)	(85,567)
Sales and maturities of marketable securities	145,044	129,651
Purchases of property and equipment	(6,259)	(7,271)
Net cash provided by investing activities	23,175	36,813
Cash flow from financing activities:
Repurchases of common stock	(31,029)	(28,926)
Proceeds from exercise of stock options	2,264	4,714
Payments for taxes related to net share settlement of equity awards	(17,643)	(5,000)
Principal payments under finance lease obligations	—	(30)
Net cash used in financing activities	(46,408)	(29,242)
Net increase in cash, cash equivalents and restricted cash	34,621	60,006
Cash, cash equivalents and restricted cash at beginning of period	75,332	88,759
Cash, cash equivalents and restricted cash at end of period	$109,953	$148,765

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	228	228
Other comprehensive income, net of tax	—	—	—	604	—	604
Issuance of common stock upon exercise of stock options	69	—	2,264	—	—	2,264
Repurchase of common stock	(269)	—	(3,232)	—	(27,797)	(31,029)
Issuance of common stock upon vesting of restricted stock units	305	—	—	—	—	—
Taxes related to net share settlement of equity awards	(155)	—	(17,643)	—	—	(17,643)
Stock-based compensation	—	—	38,202	—	—	38,202
Balances at March 31, 2021	39,203	$39	$420,950	$120	$(24,001)	$397,108

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2019	39,146	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	18,694	18,694
Other comprehensive income, net of tax	—	—	—	391	—	391
Issuance of common stock upon exercise of stock options	145	—	4,714	—	—	4,714
Repurchase of common stock	(346)	—	(4,160)	—	(24,766)	(28,926)
Issuance of common stock upon vesting of restricted stock units	138	—	—	—	—	—
Taxes related to net share settlement of equity awards	(58)	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	10,054	—	—	10,054
Balances at March 31, 2020	39,025	$39	$368,016	$1,553	$17,122	$386,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	Description of Business and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2021 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus ("COVID-19") as a pandemic. As a result of COVID-19, the Company has modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 outbreak, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of its customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, the valuation of accounts receivable, goodwill and intangible assets, leases, stock-based compensation and income tax provision. Actual results could differ from those estimates and such differences may be material to the accompanying unaudited condensed consolidated financial statements.

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

At the inception of a customer contract, the Company makes an assessment as to that customer's ability to pay for the services provided. The Company assesses collectability based on several factors, including credit worthiness of the customer along with past transaction history. In addition, the Company performs periodic evaluations of its customers’ financial condition.

Most of the Company’s revenue contracts are subscription based and contain a single performance obligation. The subscription contracts typically do not offer to the customers any future rights that would constitute material rights under ASC 606. Contract prices are generally composed of fixed consideration for a specific period of time as the Company in general does not offer refunds, volume rebates, customer loyalty programs or other forms of customer incentive payments. In limited situations, contract prices are contingent on future events, such as actual usage during the contract terms, which are accounted for as variable consideration. Total contract price is estimated at contract inception and updated periodically when additional information becomes available.

As the Company's cloud-based subscription services are delivered to customers electronically and over time, revenue is generally recognized ratably over the contract terms. A cumulative catch-up adjustment is made when there is a change in the estimate of variable consideration. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. When physical equipment are provided to the customers as part of the subscription service contract, the Company applies the practical expedient allowed under ASC 842 Leases to combine lease and nonlease components as a combined component to be accounted for under ASC 606, as the Company determined that the software subscription is the predominant component of the combined components. Therefore, the Company recognizes revenue for the physical equipment ratably over the related subscription period.

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

Non-Marketable Securities

During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company accounts for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment has been incurred related to the investment. The investment is included in other noncurrent assets on the condensed consolidated balance sheets. The Company has not received any dividends from the investment.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU 2019-12 in the first quarter of 2021 with no material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Although there were several other new accounting pronouncements issued by the FASB during the three months ended March 31, 2021, the Company does not believe any of these accounting pronouncements had or will have a material impact on its condensed consolidated financial statements.

There have been no other material changes to the Company’s significant accounting policies set forth in "Note 1" of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. and foreign government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets, quoted prices of similar instruments in active markets, or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.

The Company's cash and cash equivalents, and marketable securities consist of the following:

	March 31, 2021
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$36,632	$—	$—	$36,632
Money market funds	67,922	—	—	67,922
Commercial paper	4,199	—	—	4,199
Total	108,753	—	—	108,753
Short-term marketable securities:
Commercial paper	10,946	—	—	10,946
Corporate bonds	21,821	147	—	21,968
Asset-backed securities	3,092	7	—	3,099
U.S. government agencies	211,724	245	—	211,969
Total	247,583	399	—	247,982
Long-term marketable securities:
Asset-backed securities	26,253	88	(10)	26,331
U.S. government agencies	11,008	12	(1)	11,019
Foreign government agencies	1,001	27	—	1,028
Corporate bonds	62,515	614	(33)	63,096
Total	100,777	741	(44)	101,474
Total	$457,113	$1,140	$(44)	$458,209

	December 31, 2020
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,105	$—	$—	$33,105
Money market funds	38,028	—	—	38,028
Commercial paper	2,999	—	—	2,999
Total	74,132	—	—	74,132
Short-term marketable securities:
Commercial paper	6,147	—	—	6,147
Corporate bonds	24,368	170	—	24,538
Asset-backed securities	6,263	18	—	6,281
U.S. government agencies	244,568	369	(11)	244,926
Total	281,346	557	(11)	281,892
Long-term marketable securities:
Asset-backed securities	38,456	160	(3)	38,613
U.S. government agencies	6,884	17	—	6,901
Foreign government agencies	1,006	31	—	1,037
Corporate bonds	51,068	839	—	51,907
Total	97,414	1,047	(3)	98,458
Total	$452,892	$1,604	$(14)	$454,482

As of March 31, 2021 and December 31, 2020, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$67,922	$—	$67,922
Commercial paper	—	15,145	15,145
U.S. government agencies	—	222,988	222,988
Foreign government agencies	—	1,028	1,028
Corporate bonds	—	85,064	85,064
Asset-backed securities	—	29,430	29,430
Total	$67,922	$353,655	$421,577

	December 31, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$38,028	$—	$38,028
Commercial paper	—	9,146	9,146
U.S. government agencies	—	251,827	251,827
Foreign government agencies	—	1,037	1,037
Corporate bonds	—	76,445	76,445
Asset-backed securities	—	44,894	44,894
Total	$38,028	$383,349	$421,377

The following summarizes the fair value of marketable securities by contractual maturity as of March 31, 2021:

	March 31, 2021
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$15,145	$—	$—	$15,145
U.S. government agencies	211,969	11,019	—	222,988
Foreign government agencies	—	1,028	—	1,028
Corporate bonds	21,968	43,855	19,241	85,064
Asset-backed securities	3,099	12,112	14,219	29,430
Total	$252,181	$68,014	$33,460	$353,655

Derivative Financial Instruments

Designated cash flow hedges

The Company uses a hedging strategy to reduce its exposure to foreign currency exchange rate fluctuations for forecasted subscription renewals and new orders in British Pound ("GBP") and Euro. The Company uses forward currency contracts accounted for as cash flow hedges against a designated portion of forecasted subscription renewals and new orders. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income ("AOCI") and will be reclassified into revenues in the same periods when the hedged contracts are recognized into revenues.

In addition, the Company uses a hedging strategy to reduce its exposure associated with costs incurred in Indian Rupee ("INR"). Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in AOCI and will be reclassified into operating expenses when the associated hedged expenses are incurred.

As of  March 31, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €23.2 million,£8.3 million and Rs.2,200.7 million. As of  December 31, 2020, the Company had designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs.1,933.5 million. As of March 31, 2021, a net amount of unrealized losses of $1.5 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of March 31, 2021, a net amount of unrealized gains of $0.5 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

Non-designated forward contracts

As of  March 31, 2021, the Company had non-designated forward contracts with notional amounts of €20.9 million, £6.5 million and Rs.35.4 million. As of  December 31, 2020, the Company had non-designated forward contracts with notional amounts of €17.7 million, £6.5 million and Rs.32.8 million.

The following summarizes derivative financial instruments as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$1,015	$511
Foreign currency forward contracts not designated as hedging instruments	853	27
Total	$1,868	$538
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(877)	$(2,200)
Foreign currency forward contracts not designated as hedging instruments	(161)	(1,677)
Total	$(1,038)	$(3,877)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net gains from non-designated forward contracts	$1,085	$804
Other foreign currency transactions losses	(1,258)	(871)
Total foreign exchange losses, net	(173)	(67)
Other expenses	(71)	(68)
Other income (expense), net	$(244)	$(135)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total

Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(501)	1,092	591
Net losses (gains) reclassified into income during the period	8	192	200
Income tax benefit (provision)	104	(291)	(187)
Net change during the period	(389)	993	604
Balances at March 31, 2021	$835	$(715)	$120

Balances at December 31, 2019	$822	$340	$1,162
Change in unrealized gains (losses) during the period	455	410	865
Net losses (gains) reclassified into income during the period	(110)	(248)	(358)
Income tax benefit (provision)	(79)	(37)	(116)
Net change during the period	266	125	391
Balances at March 31, 2020	$1,088	$465	$1,553

The effects on income (loss) before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$(8)	$110

Reclassification of AOCI - Cash flow hedges
Revenues	(217)	(249)
Cost of revenues	5	(5)
Research and development expenses	17	(16)
Sales and marketing expenses	1	(1)
General and administrative expenses	2	(2)
Total	$(192)	$(273)

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance leases, consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Computer equipment	$141,072	$136,286
Computer software	26,157	26,164
Leasehold improvements	21,107	21,107
Scanner appliances	17,348	16,749
Furniture, fixtures and equipment	6,703	6,599
Finance leases - right of use asset	3,503	3,503
Total property and equipment	215,890	210,408
Less: accumulated depreciation and amortization	(151,747)	(145,558)
Property and equipment, net	$64,143	$64,850

As of  March 31, 2021 and December 31, 2020, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $7.3 million and $7.5 million, respectively, including assets that had not been placed in service of $1.7 million and $1.9 million, respectively. Depreciation and amortization expenses relating to property and equipment were $7.3 million and $6.1 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenues of $83.5 million and $73.8 million were recognized during the three months ended March 31, 2021 and 2020, respectively, which amounts were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.

The Company's payment terms vary by the type and location of its customers and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2021:

(in thousands)
2021 (remaining nine months)	$84,748
2022	82,466
2023	47,585
2024	4,255
2025	1,613
2026 and thereafter	194
Total	$220,861

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

Revenues by sales channel are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Direct	$57,952	$50,005
Partner	38,804	36,258
Total	$96,756	$86,263

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

Capitalized costs to obtain contracts, current and noncurrent are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Commission asset, current	$3,622	$3,459
Commission asset, noncurrent	$6,886	$6,906

For the three months ended March 31, 2021 and 2020, the Company recognized $0.9 million and $0.7 million of commission expense from amortization of its commission assets, respectively. During the same periods, there was no impairment loss related to the capitalized costs.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			March 31, 2021
		Weighted
	Weighted	Average
	Average Life	Remaining		Accumulated	Net Book
(in thousands)	(Years)	Life (Years)	Cost	Amortization	Value
Developed technology	4.4	1.5	$27,356	$(17,709)	$9,647
Patent licenses	14.0	3.4	1,387	(1,046)	341
Non-compete agreements	2.0	1.3	500	(167)	333
Total intangibles subject to amortization			$29,243	$(18,922)	10,321
Intangible assets not subject to amortization					40
Total intangible assets, net					$10,361

			December 31, 2020
		Weighted
	Weighted	Average
	Average Life	Remaining		Accumulated	Net Book
(in thousands)	(Years)	Life (Years)	Cost	Amortization	Value
Developed technology	4.4	1.8	$27,356	$(16,152)	$11,204
Patent licenses	14.0	3.7	1,387	(1,021)	366
Non-compete agreements	2.0	1.6	500	(104)	396
Total intangibles subject to amortization			$29,243	$(17,277)	11,966
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,006

Intangible asset amortization expense was $1.6 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively, which were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of March 31, 2021, the Company expects amortization expense in future periods to be as follows:

Amortization Expense
(in thousands)
2021 (remaining nine months)	$4,936
2022	4,823
2023	350
2024	212
Total expected future amortization expense	$10,321

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.6 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company's finance leases are immaterial.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash payments included in the measurement of lease liabilities:	$3,308	$2,791
Lease liabilities arising from obtaining right-of-use assets:	$39	$562

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	3.9	4.1
Weighted average discount rates	4.8%	4.8%

NOTE 8.	Commitments and Contingencies

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

Equity Incentive Plans

2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 17,662 thousand shares of common stock as of March 31, 2021, including 1,963 thousand shares authorized during the three months ended March 31, 2021. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of March 31, 2021, 8,678 thousand shares were available for grant under the 2012 Plan.

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

Stock-Based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cost of revenues	$875	$614
Research and development	2,215	3,437
Sales and marketing	1,628	1,560
General and administrative	33,484	4,386
Total stock-based compensation	$38,202	$9,997

As of March 31, 2021, the Company had $13.6 million of total unrecognized stock-based compensation cost related to unvested options which was expected to be recognized over a weighted-average period of 2.7 years, and $54.4 million of unrecognized stock-based compensation cost related to unvested RSUs which was expected to be recognized over a weighted-average period of 2.8 years.

Performance-Based Stock Options and Restricted Stock Units

On December 10, 2020, the compensation committee of the Company's board of directors (Compensation Committee) granted the equity award for 2021 to the Company’s former Chief Executive Officer, Philippe Courtot (Mr. Courtot). The first portion of the award consists of 69,401 RSUs that were scheduled to vest in 16 quarterly installments beginning on November 1, 2020. The second portion of the award consists of a target number of 223,744 performance-based stock options ("PSOs"), which were scheduled to vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of PSOs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

On November 2, 2019, the Compensation Committee granted the equity award for 2020 to Mr. Courtot. The first portion of the award consists of 48,683 RSUs that were scheduled to vest in 16 quarterly installments beginning on December 1, 2019. The second portion of the award consists of a target number of 123,856 PSOs, which were scheduled to vest at the end of the three-year performance period from January 2020 through December 2022. The actual number of PSOs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

On December 21, 2018, the Compensation Committee granted the equity award for 2019 to Mr. Courtot. The first portion of the award consists of 56,250 RSUs that were scheduled to vest in 16 quarterly increments beginning on January 1, 2019. The second portion of the award consists of a target number of 33,089 performance-based restricted stock units ("PSUs"), which were scheduled to vest at the end of the three-year performance period from January 2019 through December 2021. The actual number of PSUs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth during the three-year performance period from January 2019 through December 2021 and Adjusted EBITDA margin for the fiscal year of 2021. The third portion of the award consists of a target number of 33,088 PSUs, one third of which (11,030 target PSUs) will vest at the end of each fiscal year of 2019, 2020 and 2021. The actual number of PSUs eligible to vest at each vesting date range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and Adjusted EBITDA margin for each of those years.

The vesting of these awards is conditioned on Mr. Courtot’s continued service through the vesting dates or, for PSOs and PSUs, the dates that performance is certified in addition to the achievement of performance goals. If Mr. Courtot’s employment is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of these awards will vest. The PSOs will be exercisable for 12 months after vesting due to termination by reason of death or disability and 3 months after vesting under all other circumstances.

In February 2021 and February 2020, 22,060 shares (representing 200% of target number of awards) and 14,684 shares (representing 135% of target number of awards) under the equity award for 2019 vested as a result of the Company achieving the corresponding level of performance goals for fiscal 2020 and 2019, respectively.

On March 19, 2021, Mr. Courtot resigned from the Company due to health issues. The Compensation Committee determined that Mr. Courtot’s termination of employment was on account of disability. In accordance with the grant agreements of the equity awards for 2021, 2020 and 2019, all remaining outstanding RSUs, PSUs and PSOs under these grants were subject to accelerated vesting and became fully vested at 100% of the target number of awards as of the date of his termination of employment, which consist of 126,659 RSUs, 44,119 PSUs and 347,600 PSOs. As a result, the Company recognized $27.3 million of stock-based compensation expense due to the accelerated vesting in the condensed consolidated statements of operations for the three months ended March 31, 2021.

Stock Option Plan Activity

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Outstanding	Average	Contractual	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value
				(in thousands)
Balance as of December 31, 2020	2,215,442	$59.07	6.5	$139,121
Granted	86,150	$124.64
Exercised	(69,239)	$32.69
Canceled	(30,229)	$95.57
Balance as of March 31, 2021	2,202,124	$61.97	5.1	$97,555
Vested and expected to vest - March 31, 2021	2,059,134	$59.05	4.8	$96,419
Exercisable - March 31, 2021	1,632,597	$48.58	3.8	$91,751

Restricted Stock

A summary of the Company’s RSU activity is as follows:

		Weighted
		Average Grant
	Outstanding	Date Fair Value
	RSUs	Per Share

Balance as of December 31, 2020	1,046,702	$86.78
Granted	70,590	$122.04
Vested	(304,828)	$85.29
Canceled	(59,408)	$62.79
Balance as of March 31, 2021	753,056	$92.58
Outstanding and expected to vest - March 31, 2021	663,811	$91.14

Share Repurchase Program

On February 5, 2018, the Company's board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018,  October 30, 2019, May 7, 2020 and February 10, 2021, the Company announced that its board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act, until February 14, 2022. All share repurchases were made using cash resources.

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

During the three months ended March 31, 2021, the Company repurchased 269,000 shares of its common stock for approximately $31.0 million. As of March 31, 2021, approximately $170.8 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$228	$18,694
Denominator:
Basic weighted average shares	39,209	39,112
Effect of potentially dilutive shares:
Common stock options	870	1,423
Restricted stock units	351	311
Diluted weighted average shares	40,430	40,846
Net income per share:
Basic	$0.01	$0.48
Diluted	$0.01	$0.46

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Common stock options	373	582
Restricted stock units	40	66
Total anti-dilutive shares	413	648

NOTE 11.	Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

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

The Company recorded an income tax benefit of $2.4 million and an income tax provision of $3.5 million for the three months ended March 31, 2021 and 2020, respectively, resulting in an effective tax rate of 110.3% and 15.9%, respectively. The tax benefit for the three months ended March 31, 2021 as compared to the tax provision for the three months ended March 31, 2020 changed primarily from recording a pre-tax loss and higher excess tax benefits from stock-based compensation.

As of March 31, 2021, the Company had unrecognized tax benefits of $9.2 million, of which $4.8 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2020, the Company had unrecognized tax benefits of $8.9 million, of which $4.6 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

NOTE 12.	Segment Information and Information about Geographic Area

Under ASC 280 Segment Reporting, operating segments are defined as components of an entity about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one segment and has only one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
United States	$60,132	$54,963
Foreign	36,624	31,300
Total revenues	$96,756	$86,263

Property and equipment, net, by geographic area, is as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
United States	$42,947	$43,791
India	12,306	12,465
Rest of world	8,890	8,594
Total property and equipment, net	$64,143	$64,850

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;
•	anticipated technology trends, such as the use of cloud solutions;
•	our ability to adapt to changing market conditions;
•	the impact of the ongoing COVID-19 pandemic and related public health measures on our business;
•	economic and financial conditions, including volatility in foreign exchange rates;
•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•	the effects of increased competition in our market;
•	our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;
•	our ability to effectively manage our growth;
•	our anticipated investments in sales and marketing, our infrastructure, new solutions, and research and development, and acquisitions;
•	maintaining and expanding our relationships with channel partners;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;
•	our ability to successfully enter new markets and manage our international expansion;
•	our expectations, assumptions and conclusions related to our income tax provision, our deferred tax assets and our effective tax rate; and
•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a pioneer and leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify and manage their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend and implement remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the three months ended March 31, 2021 and 2020, approximately 62% and 64%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, amortization of capitalized internal-use software, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment, physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center operations, which will increase the cost of revenues in absolute dollars.

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

Other Income (Expense), Net

Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities; foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, GBP and INR; and gains and losses from disposal of property and equipment.

Income Tax Provision

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which were generally similar to the U.S. statutory tax rate.

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. Our effective tax rate differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, and the benefit of U.S. federal income tax credits and foreign-derived intangible income deduction.

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

	Three Months Ended
	March 31,
	2021	2020
Revenues	100%	100%
Cost of revenues	22	21
Gross profit	78	79
Operating expenses:
Research and development	18	21
Sales and marketing	19	21
General and administrative	44	13
Total operating expenses	81	55
Income (loss) from operations	(3)	24
Total other income, net	1	2
Income (loss) before income taxes	(2)	26
Income tax provision (benefit)	(2)	4
Net income	0%	22%

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenues	$96,756	$86,263	$10,493	12.2%

Revenues increased by $10.5 million for the three months ended March 31, 2021 compared to the same period in 2020, due to an increase in subscriptions from existing customers and new customer subscriptions entered into. Of the total increase of $10.5 million, $5.2 million was from customers in the United States and the remaining $5.3 million was from customers in foreign countries.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenues	$21,680	$18,495	$3,185	17.2%

Cost of revenues increased by $3.2 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in personnel costs of $1.7 million driven by additional employees hired to support the growth of our business, an increase in depreciation and amortization expense of $0.8 million as more computer equipment was placed in service and an increase in data center costs of $0.6 million to meet growing demand.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$17,749	$17,983	$(234)	(1.3)%

Research and development expenses decreased by $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020, due to a decrease in personnel costs of $0.7 million primarily driven by changes in senior management, partially offset by an increase in software costs of $0.3 million and an increase in data center costs of $0.2 million to meet growing demand.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$17,989	$18,230	$(241)	(1.3)%

Sales and marketing expenses decreased by $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to decreases in trade show related costs of $2.1 million and travel related expenses of $1.1 million driven by the COVID-19 pandemic, partially offset by increases in personnel costs of $2.8 million driven by additional employees hired to support the growth of our business.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$42,043	$11,124	$30,919	277.9%

General and administrative expenses increased by $30.9 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in stock-based compensation expense of $29.0 million primarily driven by accelerated vesting relating to the resignation of the former CEO and an increase in legal fees of $1.4 million.

Total Other Income, Net

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Total other income, net	$498	$1,786	$(1,288)	(72.1)%

Total other income, net decreased by $1.3 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a decrease in interest income driven by lower yield.

Income Tax Provision (Benefit)

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(2,435)	$3,523	$(5,958)	(169.1)%
Effective tax rate	110.3%	15.9%

We recorded an income tax benefit of $2.4 million and an income tax provision of $3.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in income tax provision for the three months ended March 31, 2021 compared to the prior year period was primarily from recording a pre-tax loss and higher excess tax benefits from stock-based compensation.

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

Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income before (1) other (income) expense, net, which includes interest income, interest expense and other income and expense, (2) income tax provision (benefit), (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets and (5) stock-based compensation

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for the measures presented in accordance with U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;
•	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;
•	Adjusted EBITDA excludes depreciation and amortization of property and equipment and amortization of intangible assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net income	$228	$18,694
Depreciation and amortization of property and equipment	7,433	6,227
Amortization of intangible assets	1,645	1,520
Income tax provision (benefit)	(2,435)	3,523
Stock-based compensation	38,202	9,997
Total other income, net	(498)	(1,786)
Adjusted EBITDA	$44,575	$38,175
Percentage of revenues	46%	44%

Liquidity and Capital Resources

At March 31, 2021, our principal source of liquidity was cash, cash equivalents and marketable securities of $458.2 million, including $34.2 million of cash held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We generated positive cash flows from operations for the three months ended March 31, 2021 and 2020. We believe our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impact of the pandemic cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, result of operations, financial condition and liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$57,854	$52,435
Cash provided by investing activities	23,175	36,813
Cash used in financing activities	(46,408)	(29,242)
Net increase in cash, cash equivalents and restricted cash	$34,621	$60,006

Operating Activities

For the three months ended March 31, 2021, cash provided by operating activities of $57.9 million primarily resulted from our net income of $0.2 million, as adjusted for non-cash items including stock-based compensation of $38.2 million, depreciation and amortization expense of $9.1 million, partially offset by deferred tax benefit of $5.2 million; and cash flows from working capital of $14.4 million mainly due to a stronger cash collection.

For the three months ended March 31, 2020, cash provided by operating activities of $52.4 million primarily resulted from our net income of $18.7 million, as adjusted for non-cash items including stock-based compensation of $10.0 million and depreciation and amortization expense of $7.7 million; and cash flows from working capital of $14.1 million mainly attributable to the continued growth in our deferred revenues and timing of collection from customers.

Investing Activities

For the three months ended March 31, 2021, cash provided by investing activities of $23.2 million was attributable to $29.4 million of cash provided by sales and maturities of marketable securities, net of purchases, offset by $6.2 million of cash used for capital expenditures mainly related to computer equipment to support our growth and development.

For the three months ended March 31, 2020, cash provided by investing activities of $36.8 million was attributable to $44.1 million of sales and maturities of marketable securities, net of purchases, offset by $7.3 million of cash used for capital expenditures, including computer hardware and leasehold improvements to support our growth and development.

Financing Activities

For the three months ended March 31, 2021, cash used in financing activities of $46.4 million was attributable to share repurchases of $31.0 million and the payment of employee income taxes related to the net share settlement of equity awards of $17.6 million, which were partially offset by the proceeds received from the exercise of stock options of $2.2 million.

For the three months ended March 31, 2020, cash used in financing activities of $29.2 million was attributable to share repurchases of $28.9 million and the payment of employee income taxes related to the net share settlement of equity awards of $5.0 million, which were partially offset by the proceeds from the exercise of stock options of $4.7 million.

Contractual Obligation and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our contractual obligations consist of operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the three months ended March 31, 2021 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We believe that of our significant accounting policies, which are described in Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the notes to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the accounting policies related to revenue recognition, leases, derivative instruments, income taxes and stock-based compensation involve the greatest degree of judgment and complexity and have the greatest potential impact on our condensed consolidated financial statements. A critical accounting policy is one that is material to the presentation of our condensed consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

The cash flow effects of our derivative contracts for the three months ended March 31, 2021 and 2020 were included within net cash provided by operating activities on our condensed consolidated statements of cash flows. As of March 31, 2021, we had designated cash flow hedge forward contracts with notional amounts of €23.2 million, £8.3 million and Rs.2,200.7 million. During the three months ended March 31, 2021 and 2020, we recorded $0.6 million and $0.4 million, respectively, of unrealized foreign exchange gains (net of realized gains and losses and tax) related to the designated cash flow hedge contracts in AOCI. As of December 31, 2020, we had designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs.1,933.5 million.

The effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $458.2 million in cash, cash equivalents and short-term and long-term marketable securities at March 31, 2021. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. and foreign government agency securities, corporate bonds, asset-backed securities and commercial paper. We determine the appropriate balance sheet classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument's underlying contractual maturity date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2021, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), ransomware, social engineering, denial of service attacks, and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. We and our service providers have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. For example, in December 2020, we were notified by a service provider, Accellion, of a zero-day vulnerability affecting an Accellion FTA server that we deployed to transfer information as part of our customer support system. In response to this incident, we engaged third-party forensic experts to investigate and determined that attackers illegally obtained certain information from the Accellion FTA server. We notified affected customers, as we deemed was required or appropriate. We have incurred costs to respond to this incident and may continue to incur costs to support our efforts to enhance our security measures.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, International Business Machines, McAfee, Micro Focus International, Palo Alto Networks, Rapid7, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Forescout Technologies, Imperva, SentinelOne, Tanium, Trustwave Holdings, Venafi, Veracode and Sumo Logic. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2021, we derived approximately 40% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of March 31, 2021, approximately 73% of our employees were located outside of the United States, of which 63% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2021, we incurred approximately 19% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2021, approximately 22% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. From 2018 to 2020, our revenues grew from $278.9 million to $363.0 million, and our headcount increased from 869 employees at the beginning of 2018 to 1,535 employees as of March 31, 2021. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future performance depends on the continued services and continuing contributions of our senior management and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for any member of our senior management team. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. For example, in February 2021, Philippe Courtot, our Chief Executive Officer at the time, took a medical leave of absence and subsequently resigned from his role as Chief Executive Offer in March 2021 for health reasons. Mr. Thakar, our President and Chief Product Officer, was appointed interim Chief Executive Officer and principal executive officer in connection with Mr. Courtot’s leave of absence and as our Chief Executive Officer in April 2021. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

Changes in our income tax provision or adverse outcomes resulting from examination of our income tax returns could adversely affect our operating results. We could be subject to additional taxes.

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

As of March 31, 2021, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 27.4% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2021, we had approximately 39.2 million shares of our common stock outstanding.

In addition, as of March 31, 2021, there were approximately 0.8 million restricted stock units and options to purchase approximately 2.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2021, we had an aggregate of 8.7 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. In the three months ended March 31, 2021, we repurchased 269,000 shares of our common stock for an aggregate purchase price of approximately $31.0 million.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, accounting for income taxes, stock-based compensation, fair value measurement and leases.

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

On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million to date. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act, until February 14, 2022. All share repurchases were made using cash resources.

During the three months ended March 31, 2021, we repurchased 269,000 shares of our common stock for approximately $31.0 million. As of March 31, 2021, approximately $170.8 million remained available for share repurchases pursuant to our share repurchase program.

A summary of our repurchases of common stock during the three months ended March 31, 2021 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plan or	under the Plan or
Period	Purchased	per Share	Program	Program
January 1 - January 31, 2021	104,500	$124.51	104,500	$88,790,460
February 1 - February 28, 2021	99,500	$112.98	99,500	$177,487,913
March 1 - March 31, 2021	65,000	$103.28	65,000	$170,773,934
Total	269,000		269,000

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 5, 2021.

QUALYS, INC.
By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial officer)

By:	/s/ SAIKAT PAUL
Name: Saikat Paul
Title: Chief Accounting Officer
(principal accounting officer)