Form 10-Q
period 2021-06-30
QUALYS, INC.
filed 2021-08-09
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

The number of shares of the registrant's common stock outstanding as of August 3, 2021 was 38,944,931.

Qualys, Inc.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occur (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$97,278	$74,132
Short-term marketable securities	262,941	281,892
Accounts receivable, net of allowance of $713 and $725 as of June 30, 2021 and December 31, 2020, respectively	86,044	100,179
Prepaid expenses and other current assets	21,979	19,142
Total current assets	468,242	475,345
Long-term marketable securities	110,890	98,458
Property and equipment, net	65,959	64,850
Operating leases - right of use asset	40,403	44,838
Deferred tax assets, net	16,469	15,811
Intangible assets, net	8,715	12,006
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	17,980	16,864
Total assets	$737,305	$736,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597	$731
Accrued liabilities	30,685	29,833
Deferred revenues, current	228,180	213,494
Operating lease liabilities, current	12,246	11,672
Total current liabilities	272,708	255,730
Deferred revenues, noncurrent	28,681	30,540
Operating lease liabilities, noncurrent	40,422	45,700
Other noncurrent liabilities	2,499	367
Total liabilities	344,310	332,337
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 38,995 and 39,253 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	424,507	401,359
Accumulated other comprehensive loss	(265)	(484)
Retained earnings (accumulated deficit)	(31,286)	3,568
Total stockholders’ equity	392,995	404,482
Total liabilities and stockholders’ equity	$737,305	$736,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$99,702	$88,830	$196,458	$175,093
Cost of revenues	21,552	18,891	43,232	37,386
Gross profit	78,150	69,939	153,226	137,707
Operating expenses:
Research and development	19,805	18,058	37,554	36,041
Sales and marketing	17,770	15,783	35,759	34,013
General and administrative	11,213	10,590	53,256	21,714
Total operating expenses	48,788	44,431	126,569	91,768
Income from operations	29,362	25,508	26,657	45,939
Other income (expense), net:
Interest expense	—	—	(4)	(3)
Interest income	567	1,392	1,313	3,316
Other income (expense), net	(80)	194	(324)	59
Total other income, net	487	1,586	985	3,372
Income before income taxes	29,849	27,094	27,642	49,311
Income tax provision	8,707	775	6,272	4,298
Net income	$21,142	$26,319	$21,370	$45,013
Net income per share:
Basic	$0.54	$0.67	$0.55	$1.15
Diluted	$0.53	$0.64	$0.53	$1.10
Weighted average shares used in computing net income per share:
Basic	39,099	39,161	39,154	39,137
Diluted	40,077	40,919	40,253	40,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$21,142	$26,319	$21,370	$45,013
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(202)	1,078	(591)	1,344
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(183)	(196)	810	(71)
Other comprehensive income (loss), net of tax	(385)	882	219	1,273
Comprehensive income	$20,757	$27,201	$21,589	$46,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities:
Net income	$21,370	$45,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,869	15,633
Bad debt expense	152	299
Loss on disposal of property and equipment	12	—
Stock-based compensation	46,755	19,441
Amortization of premiums (accretion of discounts) on marketable securities	2,029	(21)
Deferred income taxes	(722)	1,269
Changes in operating assets and liabilities:
Accounts receivable	13,983	1,797
Prepaid expenses and other assets	(6,014)	(6,725)
Accounts payable	947	220
Accrued liabilities	3,032	(972)
Deferred revenues	12,827	5,695
Net cash provided by operating activities	112,240	81,649
Cash flow from investing activities:
Purchases of marketable securities	(201,411)	(162,912)
Sales and maturities of marketable securities	205,143	164,109
Purchases of property and equipment	(12,911)	(11,568)
Proceeds from disposal of property and equipment	6	—
Net cash used in investing activities	(9,173)	(10,371)
Cash flow from financing activities:
Repurchases of common stock	(63,252)	(54,182)
Proceeds from exercise of stock options	4,438	20,430
Payments for taxes related to net share settlement of equity awards	(21,017)	(11,115)
Principal payments under finance lease obligations	(90)	(61)
Net cash used in financing activities	(79,921)	(44,928)
Net increase in cash, cash equivalents and restricted cash	23,146	26,350
Cash, cash equivalents and restricted cash at beginning of period	75,332	88,759
Cash, cash equivalents and restricted cash at end of period	$98,478	$115,109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	228	228
Other comprehensive income, net of tax	—	—	—	604	—	604
Issuance of common stock upon exercise of stock options	69	—	2,264	—	—	2,264
Repurchase of common stock	(269)	—	(3,232)	—	(27,797)	(31,029)
Issuance of common stock upon vesting of restricted stock units	305	—	—	—	—	—
Taxes related to net share settlement of equity awards	(155)	—	(17,643)	—	—	(17,643)
Stock-based compensation	—	—	38,202	—	—	38,202
Balances at March 31, 2021	39,203	$39	$420,950	$120	$(24,001)	$397,108
Net income	—	—	—	—	21,142	21,142
Other comprehensive loss, net of tax	—	—	—	(385)	—	(385)
Issuance of common stock upon exercise of stock options	57	—	2,174	—	—	2,174
Repurchase of common stock	(316)	—	(3,796)	—	(28,427)	(32,223)
Issuance of common stock upon vesting of restricted stock units	84	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(3,374)	—	—	(3,374)
Stock-based compensation	—	—	8,553	—	—	8,553
Balances at June 30, 2021	38,995	$39	$424,507	$(265)	$(31,286)	$392,995

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2019	39,146	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	18,694	18,694
Other comprehensive income, net of tax	—	—	—	391	—	391
Issuance of common stock upon exercise of stock options	145	—	4,714	—	—	4,714
Repurchase of common stock	(346)	—	(4,160)	—	(24,766)	(28,926)
Issuance of common stock upon vesting of restricted stock units	138	—	—	—	—	—
Taxes related to net share settlement of equity awards	(58)	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	10,054	—	—	10,054
Balances at March 31, 2020	39,025	$39	$368,016	$1,553	$17,122	$386,730
Net income	—	—	—	—	26,319	26,319
Other comprehensive income, net of tax	—	—	—	882	—	882
Issuance of common stock upon exercise of stock options	448	1	15,715	—	—	15,716
Repurchase of common stock	(243)	(1)	(2,912)	—	(22,343)	(25,256)
Issuance of common stock upon vesting of restricted stock units	146	—	—	—	—	—
Taxes related to net share settlement of equity awards	(61)	—	(6,115)	—	—	(6,115)
Stock-based compensation	—	—	9,498	—	—	9,498
Balances at June 30, 2020	39,315	$39	$384,202	$2,435	$21,098	$407,774

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2021 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus ("COVID-19") as a pandemic. As a result of COVID-19, the Company has modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 pandemic, the Company is unable to accurately predict the full impact that the pandemic will have due to numerous uncertainties, including the availability and acceptance of COVID-19 vaccines as well as the effectiveness of the vaccines to new variants of the disease, actions that may be taken by governmental authorities and the impact to the business of its customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the condensed consolidated financial statements and the reported results of operations during the reporting period. The Company’s management regularly assesses these estimates, which primarily affect revenue recognition, allowance for credit loss, the valuation of goodwill and intangible assets, leases, stock-based compensation and income tax provision. Actual results could differ from those estimates and such differences may be material to the accompanying unaudited condensed consolidated financial statements.

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

Most of the Company’s revenue contracts are subscription based and contain a single performance obligation. The subscription contracts typically do not offer to the customers any future rights that would constitute material rights under ASC 606. Contract prices are generally composed of fixed consideration for a specific period of time as the Company in general does not offer refunds, volume rebates, customer loyalty programs or other forms of customer incentive payments. In limited situations, contract prices are contingent on future events, such as actual usage during the contract terms, which are accounted for as variable consideration and estimated based on the most likely amount of consideration that the Company is expected to be entitled to. Estimates are included in the contract price to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are made at contract inception and updated periodically when additional information becomes available.

As the Company's cloud-based subscription services are delivered to customers electronically and over time, revenue is generally recognized ratably over the contract terms. A cumulative catch-up adjustment is made when there is a change in the estimate of variable consideration. In addition, the Company recognizes revenues for certain limited scan arrangements on an as-used basis. When physical equipment is provided to the customers as part of the subscription service contract, the Company applies the practical expedient allowed under ASC 842 Leases to combine lease and nonlease components as a combined component to be accounted for under ASC 606, as the Company determined that the software subscription is the predominant component of the combined components. Therefore, the Company recognizes revenue for the physical equipment ratably over the related subscription period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Although there were several other new accounting pronouncements issued by the FASB during the six months ended June 30, 2021, the Company does not believe any of these accounting pronouncements had or will have a material impact on its condensed consolidated financial statements.

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

The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds, asset-backed securities, foreign government securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets, quoted prices of similar instruments in active markets, or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.

The Company's cash and cash equivalents, and marketable securities consist of the following:

	June 30, 2021
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$49,521	$—	$—	$49,521
Money market funds	46,557	—	—	46,557
Commercial paper	1,200	—	—	1,200
Total	97,278	—	—	97,278
Short-term marketable securities:
Commercial paper	25,133	—	(1)	25,132
Corporate bonds	33,002	191	—	33,193
Asset-backed securities	4,504	4	—	4,508
U.S. Treasury and government agencies	199,971	139	(2)	200,108
Total	262,610	334	(3)	262,941
Long-term marketable securities:
Asset-backed securities	15,236	41	(10)	15,267
U.S. Treasury and government agencies	41,178	9	(14)	41,173
Foreign government	1,006	24	—	1,030
Corporate bonds	52,970	472	(22)	53,420
Total	110,390	546	(46)	110,890
Total	$470,278	$880	$(49)	$471,109

	December 31, 2020
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,105	$—	$—	$33,105
Money market funds	38,028	—	—	38,028
Commercial paper	2,999	—	—	2,999
Total	74,132	—	—	74,132
Short-term marketable securities:
Commercial paper	6,147	—	—	6,147
Corporate bonds	24,368	170	—	24,538
Asset-backed securities	6,263	18	—	6,281
U.S. Treasury and government agencies	244,568	369	(11)	244,926
Total	281,346	557	(11)	281,892
Long-term marketable securities:
Asset-backed securities	38,456	160	(3)	38,613
U.S. Treasury and government agencies	6,884	17	—	6,901
Foreign government	1,006	31	—	1,037
Corporate bonds	51,068	839	—	51,907
Total	97,414	1,047	(3)	98,458
Total	$452,892	$1,604	$(14)	$454,482

As of June 30, 2021 and December 31, 2020, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$46,557	$—	$46,557
Commercial paper	—	26,332	26,332
U.S. Treasury and government agencies	—	241,281	241,281
Foreign government	—	1,030	1,030
Corporate bonds	—	86,613	86,613
Asset-backed securities	—	19,775	19,775
Total	$46,557	$375,031	$421,588

	December 31, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$38,028	$—	$38,028
Commercial paper	—	9,146	9,146
U.S. Treasury and government agencies	—	251,827	251,827
Foreign government	—	1,037	1,037
Corporate bonds	—	76,445	76,445
Asset-backed securities	—	44,894	44,894
Total	$38,028	$383,349	$421,377

The following summarizes the fair value of marketable securities by contractual maturity as of June 30, 2021:

	June 30, 2021
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$26,332	$—	$—	$26,332
U.S. Treasury and government agencies	200,108	41,173	—	241,281
Foreign government	—	1,030	—	1,030
Corporate bonds	33,193	36,855	16,565	86,613
Asset-backed securities	4,508	5,327	9,940	19,775
Total	$264,141	$84,385	$26,505	$375,031

Derivative Financial Instruments

Designated cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in British Pound ("GBP") and Euro and operation expenses incurred in Indian Rupee ("INR"), which are designated as cash flow hedges. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions hit earnings.

As of  June 30, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €24.3 million,£8.6 million and Rs.2,507.7 million. As of  December 31, 2020, the Company had designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs.1,933.5 million. As of June 30, 2021, a net amount of unrealized losses of $1.4 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of June 30, 2021, a net amount of unrealized gains of $0.1 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cashflow hedges.

As of  June 30, 2021, the Company had non-designated forward contracts with notional amounts of €22.2 million, £10.1 million, Rs.150.0 million, Canadian Dollar ("C$") 1.0 million and Swiss Franc ("CHF") 2.0 million. As of  December 31, 2020, the Company had non-designated forward contracts with notional amounts of €17.7 million, £6.5 million and Rs.32.8 million.

The following summarizes derivative financial instruments as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$664	$511
Foreign currency forward contracts not designated as hedging instruments	913	27
Total	$1,577	$538
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(581)	$(2,200)
Foreign currency forward contracts not designated as hedging instruments	(548)	(1,677)
Total	$(1,129)	$(3,877)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net gains (losses) from non-designated forward contracts	$(41)	$(224)	$1,044	$580
Other foreign currency transactions gains (losses)	30	475	(1,228)	(396)
Total foreign exchange gains (losses), net	(11)	251	(184)	184
Other expenses	(69)	(57)	(140)	(125)
Other income (expense), net	$(80)	$194	$(324)	$59

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(501)	1,092	591
Net losses reclassified into income during the period	8	192	200
Income tax benefit (provision)	104	(291)	(187)
Net change during the period	(389)	993	604
Balances at March 31, 2021	835	(715)	120
Change in unrealized losses during the period	(273)	(394)	(667)
Net losses reclassified into income during the period	8	152	160
Income tax benefit	63	59	122
Net change during the period	(202)	(183)	(385)
Balances at June 30, 2021	$633	$(898)	$(265)

Balances at December 31, 2019	$822	$340	$1,162
Change in unrealized gains during the period	455	386	841
Net gains reclassified into income during the period	(110)	(224)	(334)
Income tax provision	(79)	(37)	(116)
Net change during the period	266	125	391
Balances at March 31, 2020	1,088	465	1,553
Change in unrealized gains (losses) during the period	1,417	(117)	1,300
Net gains reclassified into income during the period	(20)	(137)	(157)
Income tax benefit (provision)	(319)	58	(261)
Net change during the period	1,078	(196)	882
Balances at June 30, 2020	$2,166	$269	$2,435

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$(8)	$20	$(16)	$130

Reclassification of AOCI - Cash flow hedges
Revenues	(456)	328	(673)	576
Cost of revenues	61	(36)	66	(41)
Research and development expenses	204	(127)	221	(143)
Sales and marketing expenses	12	(10)	13	(11)
General and administrative expenses	27	(18)	29	(20)
Total	$(152)	$137	$(344)	$361

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance leases, consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Computer equipment	$151,878	$136,286
Computer software	25,795	26,164
Leasehold improvements	21,092	21,107
Scanner appliances	16,770	16,749
Furniture, fixtures and equipment	6,672	6,599
Finance leases - right of use asset	—	3,503
Total property and equipment	222,207	210,408
Less: accumulated depreciation and amortization	(156,248)	(145,558)
Property and equipment, net	$65,959	$64,850

As of  June 30, 2021 and December 31, 2020, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $7.3 million and $7.5 million, respectively, including assets that had not been placed in service of $2.2 million and $1.9 million, respectively. Depreciation and amortization expenses relating to property and equipment were $6.9 million and $6.4 million for the three months ended June 30, 2021 and 2020, respectively, and $14.2 million and $12.6 million for the six months ended June 30, 2021 and 2020, respectively. Assets under finance leases were acquired upon completion of lease term and placed within computer equipment as of June 30, 2021.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance offset by revenue recognized in the period. Revenues of $63.5 million and $55.9 million were recognized during the three months ended June 30, 2021 and 2020, respectively, which amounts were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively. Revenues of $147.0 million and $129.7 million were recognized during the six months ended June 30, 2021 and 2020, respectively, which amounts were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2021:

(in thousands)
2021 (remaining six months)	$61,858
2022	95,612
2023	58,327
2024	7,839
2025	1,833
2026 and thereafter	234
Total	$225,703

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

Revenues by sales channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Direct	$58,782	$51,805	$116,734	$101,810
Partner	40,920	37,025	79,724	73,283
Total	$99,702	$88,830	$196,458	$175,093

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

Deferred costs to obtain contracts are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Current	$3,757	$3,459
Noncurrent	$6,980	$6,906

For the three months ended June 30, 2021 and 2020, the Company recognized $0.9 million and $0.7 million, respectively, of amortization expense relating to deferred costs to obtain contracts. For the six months ended June 30, 2021 and 2020, the Company recognized $1.8 million and $1.4 million, respectively, of amortization expense relating to deferred costs to obtain contracts. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			June 30, 2021
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.4	1.3	$27,356	$(19,268)	$8,088
Patent licenses	14.0	3.2	1,387	(1,071)	316
Non-compete agreements	2.0	1.1	500	(229)	271
Total intangibles subject to amortization			$29,243	$(20,568)	8,675
Intangible assets not subject to amortization					40
Total intangible assets, net					$8,715

			December 31, 2020
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.4	1.8	$27,356	$(16,152)	$11,204
Patent licenses	14.0	3.7	1,387	(1,021)	366
Non-compete agreements	2.0	1.6	500	(104)	396
Total intangibles subject to amortization			$29,243	$(17,277)	11,966
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,006

Intangible asset amortization expense was $1.6 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $3.3 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of June 30, 2021, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2021 (remaining six months)	$3,290
2022	4,823
2023	350
2024	212
Total expected future amortization expense	$8,675

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.6 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $7.2 million and $8.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company's finance leases are immaterial.

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash payments included in the measurement of lease liabilities	$6,853	$5,106
Lease liabilities arising from obtaining right-of-use assets	$1,179	$7,033

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	3.6	4.1
Weighted average discount rate	4.8%	4.8%

NOTE 8.	Commitments and Contingencies

Indemnifications

The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company's bylaws, under which it must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers for liabilities arising out of their relationship, and (iii) contracts under which the Company may be required to indemnify customers or resellers from certain liabilities arising from potential infringement of intellectual property rights, as well as potential damages caused by limited product defects. To date, the Company has not incurred and has not recorded any liability in connection with such indemnifications.

The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors.

NOTE 9.	Stockholders' Equity and Stock-Based Compensation

Equity Incentive Plans

2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 17,662 thousand shares of common stock as of June 30, 2021, including 1,963 thousand shares authorized during the six months ended June 30, 2021. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of June 30, 2021, 8,572 thousand shares were available for grant under the 2012 Plan.

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

2021 Employee Stock Purchase Plan

On June 9, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 600 thousand shares were authorized for issuance to eligible participating employees upon adoption of the ESPP. The ESPP provides for consecutive 6-month offering periods beginning on or about August 16 and February 16 of each year. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's stock on the first trading day of the offering period or (ii) the fair market value of the Company's stock on the purchase date (i.e., the last trading day of the offering period).

Stock-Based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenues	$841	$583	$1,716	$1,197
Research and development	2,582	3,253	4,797	6,690
Sales and marketing	1,086	1,513	2,714	3,073
General and administrative	4,044	4,095	37,528	8,481
Total stock-based compensation	$8,553	$9,444	$46,755	$19,441

As of June 30, 2021, the Company had $14.5 million of total unrecognized stock-based compensation expense related to unvested options which are expected to be recognized over a weighted-average period of 2.7 years, and $53.8 million of unrecognized stock-based compensation expense related to unvested RSUs which are expected to be recognized over a weighted-average period of 2.7 years.

Performance-Based Restricted Stock Units and Stock Options

On April 27, 2021, the compensation committee of the Company's board of directors (Compensation Committee) granted to the Company’s President and Chief Executive Officer an equity award consisting of certain RSUs and a target number of 9,671 performance-based restricted stock units ("PSUs"). The PSUs are scheduled to vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of PSUs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period. If the Company's President and Chief Executive Officer is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of the award will vest, with any vesting in connection with terminations due to change in control conditioned upon the effectiveness of a release of claims in favor of the Company.

On  March 19, 2021, the Company’s former Chief Executive Officer, Philippe Courtot, resigned from the Company due to health issues. The Compensation Committee determined that Mr. Courtot’s termination of employment was on account of disability. In accordance with the grant agreements of the equity awards for 2021, 2020 and 2019 for Mr. Courtot, all remaining outstanding RSUs, PSUs and performance stock options under these grants were subject to accelerated vesting and became fully vested at 100% of the target number of awards as of the date of his termination of employment, which consist of 127 thousand RSUs, 44 thousand PSUs and 348 thousand performance stock options. As a result, the Company recognized $27.3 million of stock-based compensation expense due to the accelerated vesting in the condensed consolidated statements of operations during the six months ended  June 30, 2021.

In  February 2021 and  February 2020, 22 thousand shares (representing 200% of target number of awards) and 15 thousand shares (representing 135% of target number of awards) under the equity award for 2019 for Mr. Courtot, vested as a result of the Company achieving the corresponding level of performance goals for fiscal 2020 and 2019, respectively.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2020	2,215	$59.07	6.5	$139,121
Granted	205	$114.62
Exercised	(126)	$35.25
Canceled	(62)	$99.91
Balance as of June 30, 2021	2,232	$64.37	5.1	$85,821
Vested and expected to vest - June 30, 2021	2,080	$61.38	4.8	$85,211
Exercisable - June 30, 2021	1,641	$50.67	3.7	$82,435

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

		Weighted Average
		Grant Date
	Outstanding	Fair Value
	RSUs	Per Share
	(in thousands)
Balance as of December 31, 2020	1,047	$86.78
Granted	181	$112.67
Vested	(389)	$84.51
Canceled	(117)	$83.01
Balance as of June 30, 2021	722	$95.12
Outstanding and expected to vest - June 30, 2021	633	$93.74

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

During the six months ended June 30, 2021, the Company repurchased 585 thousand shares of its common stock for approximately $63.2 million. As of June 30, 2021, approximately $138.6 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$21,142	$26,319	$21,370	$45,013
Denominator:
Basic weighted average shares	39,099	39,161	39,154	39,137
Effect of potentially dilutive shares:
Common stock options	831	1,382	851	1,402
Restricted stock units	147	376	248	344
Diluted weighted average shares	40,077	40,919	40,253	40,883
Net income per share:
Basic	$0.54	$0.67	$0.55	$1.15
Diluted	$0.53	$0.64	$0.53	$1.10

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Common stock options	675	452	524	517
Restricted stock units	153	2	96	34
Total anti-dilutive shares	828	454	620	551

NOTE 11.	Income Taxes

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

The Company recorded an income tax provision of $8.7 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, resulting in an effective tax rate of 29.2% and 2.9%, respectively. The increase in income tax provision for the three months ended June 30, 2021 compared to the three months ended  June 30, 2020 was primarily due to an increase in pre-tax income and a reduction in excess tax benefits from stock-based compensation.

The Company recorded an income tax provision of $6.3 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively, resulting in an effective tax rate of 22.7% and 8.7%, respectively. The increase in income tax provision for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in non-deductible stock-based compensation and a reduction in excess tax benefits from stock-based compensation.

As of June 30, 2021, the Company had unrecognized tax benefits of $9.4 million, of which $4.8 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2020, the Company had unrecognized tax benefits of $8.9 million, of which $4.6 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
United States	$60,991	$57,015	$121,123	$111,978
Foreign	38,711	31,815	75,335	63,115
Total revenues	$99,702	$88,830	$196,458	$175,093

Property and equipment, net, by geographic area, is as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
United States	$45,535	$43,791
India	11,789	12,465
Rest of world	8,635	8,594
Total property and equipment, net	$65,959	$64,850

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•

IT Security: Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Certificate Assessment (CRA), SaaS Detection and Response (SaaSDR), Secure Enterprise Mobility (SEM);

•

Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out-of-Band Configuration Assessment (OCA);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global Asset View (AI), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the six months ended June 30, 2021 and 2020, approximately 62% and 64%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. While we have not incurred significant disruptions from the COVID-19 pandemic, we are unable to accurately predict the full impact that the pandemic will have due to numerous uncertainties, including the availability and acceptance of COVID-19 vaccines as well as the effectiveness of the vaccines to new variants of the disease, actions that may be taken by governmental authorities and the impact to the business of our customers and partners. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Other Income (Expense), Net

Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities and foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, GBP and INR.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%
Cost of revenues	22	21	22	21
Gross profit	78	79	78	79
Operating expenses:
Research and development	20	20	19	21
Sales and marketing	18	18	18	19
General and administrative	11	12	27	13
Total operating expenses	49	50	64	53
Income from operations	29	29	14	26
Total other income, net	1	2	—	2
Income before income taxes	30	31	14	28
Income tax provision	9	1	3	2
Net income	21%	30%	11%	26%

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Revenues	$99,702	$88,830	$10,872	12.2%	$196,458	$175,093	$21,365	12.2%

Revenues increased by $10.9 million for the three months ended June 30, 2021 compared to the same period in 2020, due to an increase in subscriptions from new and existing customers. Of the total increase of $10.9 million, $4.0 million was from customers in the United States and the remaining $6.9 million was from customers in foreign countries.

Revenues increased by $21.4 million for the six months ended June 30, 2021 compared to the same period in 2020, due to an increase in subscriptions from new and existing customers. Of the total increase of $21.4 million, $9.1 million was from customers in the United States and the remaining $12.3 million was from customers in foreign countries.

Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenues	$21,552	$18,891	$2,661	14.1%	$43,232	$37,386	$5,846	15.6%

Cost of revenues increased by $2.7 million for the three months ended June 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $1.5 million driven by additional employees hired to support the growth of our business, an increase in data center and cloud costs of $0.8 million to meet growing demand and an increase in depreciation and amortization expense of $0.4 million as more computer equipment was placed in service.

Cost of revenues increased by $5.8 million for the six months ended June 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $3.1 million driven by additional employees hired to support the growth of our business, an increase in data center and cloud costs of $1.5 million to meet growing demand and an increase in depreciation and amortization expense of $1.2 million as more computer equipment was placed in service.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$19,805	$18,058	$1,747	9.7%	$37,554	$36,041	$1,513	4.2%

Research and development expenses increased by $1.7 million for the three months ended June 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $1.2 million primarily driven by additional employees hired to support the growth of our business, an increase in software costs of $0.3 million and an increase in depreciation and amortization expense of $0.2 million as more computer equipment was placed in service.

Research and development expenses increased by $1.5 million for the six months ended June 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $0.6 million primarily driven by additional employees hired to support the growth of our business, an increase in software costs of $0.6 million and an increase in depreciation and amortization expense of $0.4 million as more computer equipment was placed in service.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$17,770	$15,783	$1,987	12.6%	$35,759	$34,013	$1,746	5.1%

Sales and marketing expenses increased by $2.0 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in personnel costs of $0.9 million primarily driven by additional employees hired to support the growth of our business, an increase in trade show related costs of $0.6 million and an increase in recruiting costs of $0.2 million.

Sales and marketing expenses increased by $1.7 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in personnel costs of $3.8 million driven by additional employees hired to support the growth of our business and an increase in recruiting costs of $0.5 million, partially offset by decreases in trade show related costs of $1.4 million and travel related expenses of $1.1 million driven by the COVID-19 pandemic.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$11,213	$10,590	$623	5.9%	$53,256	$21,714	$31,542	145.3%

General and administrative expenses increased by $0.6 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in personnel costs of $0.3 million driven by additional employees hired to support the growth of our business and an increase in miscellaneous expense of $0.3 million.

General and administrative expenses increased by $31.5 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in stock-based compensation expense of $29.0 million primarily driven by accelerated vesting relating to the resignation of the former CEO, an increase in legal fees of $1.4 million and an increase in personnel costs of $0.9 million driven by additional employees hired to support the growth of our business.

Total other income, net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Total other income, net	$487	$1,586	$(1,099)	(69.3)%	$985	$3,372	$(2,387)	(70.8)%

Total other income, net decreased by $1.1 million and $2.4 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to a decrease in interest income driven by lower yield.

Income tax provision

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Income tax provision	$8,707	$775	$7,932	1023.5%	$6,272	$4,298	$1,974	45.9%
Effective tax rate	29.2%	2.9%			22.7%	8.7%

Income tax provision increased by $7.9 million for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in pre-tax income and a reduction in excess tax benefits from stock-based compensation.

Income tax provision increased by $2.0 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in non-deductible stock-based compensation and a reduction in excess tax benefits from stock-based compensation.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$21,142	$26,319	$21,370	$45,013
Depreciation and amortization of property and equipment	7,145	6,366	14,578	12,593
Amortization of intangible assets	1,646	1,520	3,291	3,040
Income tax provision	8,707	775	6,272	4,298
Stock-based compensation	8,553	9,444	46,755	19,441
Total other income, net	(487)	(1,586)	(985)	(3,372)
Adjusted EBITDA	$46,706	$42,838	$91,281	$81,013
Percentage of revenues	47%	48%	46%	46%

Liquidity and Capital Resources

As of June 30, 2021, our principal source of liquidity was cash, cash equivalents and marketable securities of $471.1 million, including $46.5 million of cash held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We generated positive cash flows from operations for the six months ended June 30, 2021 and 2020. We believe our existing cash, cash equivalents, short-term marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impact of the pandemic cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, result of operations, financial condition and liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	$112,240	$81,649
Cash used in investing activities	(9,173)	(10,371)
Cash used in financing activities	(79,921)	(44,928)
Net increase in cash, cash equivalents and restricted cash	$23,146	$26,350

Operating Activities

For the six months ended June 30, 2021, cash provided by operating activities of $112.2 million primarily resulted from our net income of $21.4 million, as adjusted for non-cash items including stock-based compensation of $46.8 million, depreciation and amortization expense of $17.9 million and cash flows from working capital of $24.8 million mainly due to stronger cash collections.

For the six months ended June 30, 2020, cash provided by operating activities of $81.6 million primarily resulted from our net income of approximately $45.0 million, as adjusted for non-cash items including stock-based compensation of $19.4 million and depreciation and amortization expense of $15.6 million. Net working capital changes were not material.

Investing Activities

For the six months ended June 30, 2021, cash used in investing activities of $9.2 million was mainly attributable to $12.9 million of cash used for capital expenditures mainly related to computer equipment to support our growth and development, partially offset by $3.7 million of cash provided by sales and maturities of marketable securities, net of purchases.

For the six months ended June 30, 2020, cash used in investing activities of $10.4 million was mainly attributable to $11.6 million of cash used for capital expenditures, including computer equipment and leasehold improvements to support our growth and development, slightly offset by an increase of $1.2 million from sales and maturities of marketable securities, net of purchases.

Financing Activities

For the six months ended June 30, 2021, cash used in financing activities of $79.9 million was mainly attributable to share repurchases of $63.3 million and the payment of employee income taxes related to the net share settlement of equity awards of $21.0 million, which were partially offset by the proceeds received from the exercise of stock options of $4.4 million.

For the six months ended June 30, 2020, cash used in financing activities of $44.9 million was attributable to share repurchases of $54.2 million and the payment of employee income taxes related to the net share settlement of equity awards of $11.1 million, which were partially offset by the proceeds from the exercise of stock options of $20.4 million.

Contractual Obligation and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our contractual obligations consist of operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the six months ended June 30, 2021 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP, INR, C$ and CHF, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operation expenses and foreign currency denominated assets or liabilities. As of June 30, 2021, we had designated cash flow hedge forward contracts with notional amounts of €24.3 million, £8.6 million and Rs.2,507.7 million and non-designated forward contracts with notional amounts of €22.2 million, £10.1 million, Rs.150.0 million, C$1.0 million and CHF2.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $471.1 million in cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2021. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, commercial paper corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of June 30, 2021, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $2.5 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2021, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

In December 2019, an outbreak of COVID-19 originated in Wuhan, China and has since spread to countries around the world. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The continued spread of COVID-19 and the resurgence of infection rates in certain regions has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The pandemic has significantly increased economic and demand uncertainty. It is likely that the pandemic will cause an economic slowdown, and it is possible that it could cause a global recession, which could decrease demand for our solutions and negatively impact our operating results. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

The ultimate extent of the impact of COVID-19 on our business, financial position, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, financial position, results of operations and cash flows. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it persist for an extended period of time. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, partners, and customers.

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

Additionally, uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, as well as geopolitical turmoil and other disruptions to global and regional economies and markets in many parts of the world, have and may continue to put pressure on global economic conditions and overall spending on IT security. We have operations, as well as current and potential customers, throughout most of Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their IT spending.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, FireEye, International Business Machines, McAfee, Micro Focus International, Palo Alto Networks, Rapid7, SentinelOne, Sumo Logic, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Forescout Technologies, Imperva, Tanium, Trustwave Holdings, Venafi and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our solutions and cause the average sales price for our solutions to decline. These larger competitors are also often in a better position to withstand any significant reduction in capital spending and will therefore not be as susceptible to economic downturns.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2021, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of June 30, 2021, approximately 74% of our employees were located outside of the United States, of which 64% of our employees were located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2021, we incurred approximately 24% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2021, approximately 22% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. From 2018 to 2020, our revenues grew from $278.9 million to $363.0 million, and our headcount increased from 869 employees at the beginning of 2018 to 1,626 employees as of June 30, 2021. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future performance depends on the continued services and continuing contributions of our senior management and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for any member of our senior management team. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. For example, our former chief executive officer resigned for health reasons in March 2021, and our current chief executive officer was appointed to the role in April 2021. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

Concentration of ownership among our executive officers, directors and holders of 10% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of June 30, 2021, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 26.7% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2021, we had approximately 39.0 million shares of our common stock outstanding.

In addition, as of June 30, 2021, there were approximately 0.7 million restricted stock units and options to purchase approximately 2.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2021, we had an aggregate of 8.6 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. During the six months ended June 30, 2021, we repurchased 0.6 million shares of our common stock for approximately $63.2 million. As of June 30, 2021, approximately $138.6 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended June 30, 2021 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price Paid	as Part of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	per Share	Plan or Program (1)	under the Plan or Program
April 1 - April 30, 2021	105,000	$105.31	105,000	$159,714,379
May 1 - May 31, 2021	101,000	$98.38	101,000	$149,780,015
June 1 - June 30, 2021	110,000	$102.07	110,000	$138,550,268
Total	316,000		316,000

(1) On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million to date. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. On February 12, 2021, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program will expire on February 14, 2022.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Qualys, Inc. 2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 9, 2021.

QUALYS, INC.
By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial officer)

By:	/s/ SAIKAT PAUL
Name: Saikat Paul
Title: Chief Accounting Officer
(principal accounting officer)