Form 10-Q
period 2021-09-30
QUALYS, INC.
filed 2021-11-03
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of the registrant's common stock outstanding as of October 28, 2021 was 38,824,104.

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
•

Our IT, security and compliance solutions are delivered fromseven data centers, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$145,740	$74,132
Short-term marketable securities	199,947	281,892
Accounts receivable, net of allowance of $680 and $725 as of September 30, 2021 and December 31, 2020, respectively	84,267	100,179
Prepaid expenses and other current assets	22,899	19,142
Total current assets	452,853	475,345
Long-term marketable securities	136,124	98,458
Property and equipment, net	63,257	64,850
Operating leases - right of use asset	37,795	44,838
Deferred tax assets, net	31,367	15,811
Intangible assets, net	8,250	12,006
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	17,887	16,864
Total assets	$756,180	$736,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,099	$731
Accrued liabilities	33,878	29,833
Deferred revenues, current	237,539	213,494
Operating lease liabilities, current	12,176	11,672
Total current liabilities	284,692	255,730
Deferred revenues, noncurrent	27,528	30,540
Operating lease liabilities, noncurrent	37,320	45,700
Other noncurrent liabilities	3,654	367
Total liabilities	353,194	332,337
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 38,864 and 39,253 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	39	39
Additional paid-in capital	433,814	401,359
Accumulated other comprehensive income (loss)	828	(484)
Retained earnings (accumulated deficit)	(31,695)	3,568
Total stockholders’ equity	402,986	404,482
Total liabilities and stockholders’ equity	$756,180	$736,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$104,934	$93,069	$301,392	$268,162
Cost of revenues	22,479	20,619	65,711	58,005
Gross profit	82,455	72,450	235,681	210,157
Operating expenses:
Research and development	21,336	17,864	58,890	53,905
Sales and marketing	18,569	16,060	54,328	50,073
General and administrative	10,573	12,223	63,829	33,937
Total operating expenses	50,478	46,147	177,047	137,915
Income from operations	31,977	26,303	58,634	72,242
Other income (expense), net:
Interest expense	—	(1)	(4)	(4)
Interest income	525	1,123	1,838	4,439
Other income (expense), net	(451)	209	(775)	268
Total other income, net	74	1,331	1,059	4,703
Income before income taxes	32,051	27,634	59,693	76,945
Income tax provision	4,282	4,891	10,554	9,189
Net income	$27,769	$22,743	$49,139	$67,756
Net income per share:
Basic	$0.71	$0.58	$1.26	$1.73
Diluted	$0.70	$0.56	$1.22	$1.66
Weighted average shares used in computing net income per share:
Basic	38,925	39,238	39,077	39,171
Diluted	39,938	40,764	40,147	40,843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$27,769	$22,743	$49,139	$67,756
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(192)	(511)	(783)	833
Net change in unrealized gains (losses) on cash flow hedges, net of tax	1,285	(849)	2,095	(920)
Other comprehensive income (loss), net of tax	1,093	(1,360)	1,312	(87)
Comprehensive income	$28,862	$21,383	$50,451	$67,669

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net income	$49,139	$67,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,752	23,975
Bad debt expense	247	392
Loss on disposal of property and equipment	12	9
Stock-based compensation	56,218	29,930
Amortization of premiums on marketable securities	2,985	163
Deferred income taxes	(15,962)	5,061
Changes in operating assets and liabilities:
Accounts receivable	15,665	13,351
Prepaid expenses and other assets	(5,460)	(6,071)
Accounts payable	200	326
Accrued liabilities	9,912	72
Deferred revenues	21,033	6,333
Net cash provided by operating activities	160,741	141,297
Cash flow from investing activities:
Purchases of marketable securities	(255,051)	(290,534)
Sales and maturities of marketable securities	295,336	263,296
Purchases of property and equipment	(20,089)	(22,742)
Proceeds from disposal of property and equipment	6	—
Purchases of intangible assets	(1,080)	(1,500)
Net cash provided by (used in) investing activities	19,122	(51,480)
Cash flow from financing activities:
Repurchases of common stock	(94,919)	(91,881)
Proceeds from exercise of stock options	10,948	23,962
Payments for taxes related to net share settlement of equity awards	(24,194)	(16,338)
Principal payments under finance lease obligations	(90)	(92)
Net cash used in financing activities	(108,255)	(84,349)
Net increase in cash, cash equivalents and restricted cash	71,608	5,468
Cash, cash equivalents and restricted cash at beginning of period	75,332	88,759
Cash, cash equivalents and restricted cash at end of period	$146,940	$94,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	228	228
Other comprehensive income, net of tax	—	—	—	604	—	604
Issuance of common stock upon exercise of stock options	69	—	2,264	—	—	2,264
Repurchase of common stock	(269)	—	(3,232)	—	(27,797)	(31,029)
Issuance of common stock upon vesting of restricted stock units	305	—	—	—	—	—
Taxes related to net share settlement of equity awards	(155)	—	(17,643)	—	—	(17,643)
Stock-based compensation	—	—	38,202	—	—	38,202
Balances at March 31, 2021	39,203	$39	$420,950	$120	$(24,001)	$397,108
Net income	—	—	—	—	21,142	21,142
Other comprehensive loss, net of tax	—	—	—	(385)	—	(385)
Issuance of common stock upon exercise of stock options	57	—	2,174	—	—	2,174
Repurchase of common stock	(316)	—	(3,796)	—	(28,427)	(32,223)
Issuance of common stock upon vesting of restricted stock units	84	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(3,374)	—	—	(3,374)
Stock-based compensation	—	—	8,553	—	—	8,553
Balances at June 30, 2021	38,995	$39	$424,507	$(265)	$(31,286)	$392,995
Net income	—	—	—	—	27,769	27,769
Other comprehensive income, net of tax	—	—	—	1,093	—	1,093
Issuance of common stock upon exercise of stock options	117	—	6,510	—	—	6,510
Repurchase of common stock	(290)	—	(3,489)	—	(28,178)	(31,667)
Issuance of common stock upon vesting of restricted stock units	74	—	—	—	—	—
Taxes related to net share settlement of equity awards	(32)	—	(3,177)	—	—	(3,177)
Stock-based compensation	—	—	9,463	—	—	9,463
Balances at September 30, 2021	38,864	$39	$433,814	$828	$(31,695)	$402,986

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balances at December 31, 2019	39,146	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	18,694	18,694
Other comprehensive income, net of tax	—	—	—	391	—	391
Issuance of common stock upon exercise of stock options	145	—	4,714	—	—	4,714
Repurchase of common stock	(346)	—	(4,160)	—	(24,766)	(28,926)
Issuance of common stock upon vesting of restricted stock units	138	—	—	—	—	—
Taxes related to net share settlement of equity awards	(58)	—	(5,000)	—	—	(5,000)
Stock-based compensation	—	—	10,054	—	—	10,054
Balances at March 31, 2020	39,025	$39	$368,016	$1,553	$17,122	$386,730
Net income	—	—	—	—	26,319	26,319
Other comprehensive income, net of tax	—	—	—	882	—	882
Issuance of common stock upon exercise of stock options	448	1	15,715	—	—	15,716
Repurchase of common stock	(243)	(1)	(2,912)	—	(22,343)	(25,256)
Issuance of common stock upon vesting of restricted stock units	146	—	—	—	—	—
Taxes related to net share settlement of equity awards	(61)	—	(6,115)	—	—	(6,115)
Stock-based compensation	—	—	9,498	—	—	9,498
Balances at June 30, 2020	39,315	$39	$384,202	$2,435	$21,098	$407,774
Net income	—	—	—	—	22,743	22,743
Other comprehensive loss, net of tax	—	—	—	(1,360)	—	(1,360)
Issuance of common stock upon exercise of stock options	102	—	3,532	—	—	3,532
Repurchase of common stock	(352)	—	(4,229)	—	(33,470)	(37,699)
Issuance of common stock upon vesting of restricted stock units	98	—	—	—	—	—
Taxes related to net share settlement of equity awards	(44)	—	(5,223)	—	—	(5,223)
Stock-based compensation	—	—	10,532	—	—	10,532
Balances at September 30, 2020	39,119	$39	$388,814	$1,075	$10,371	$400,299

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2021 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus ("COVID-19") as a pandemic. As a result of COVID-19, the Company has modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 pandemic, the Company is unable to accurately predict the full impact that the pandemic will have due to numerous uncertainties, including the availability and acceptance of COVID-19 vaccines as well as the effectiveness of the vaccines to new variants of the disease, future actions that may be taken by governmental authorities and the impact of the pandemic on the businesses of the Company's customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its condensed consolidated financial statements.

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

The Company's cash and cash equivalents, and marketable securities consist of the following:

	September 30, 2021
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$48,721	$—	$—	$48,721
Money market funds	95,819	—	—	95,819
Commercial paper	1,200	—	—	1,200
Total	145,740	—	—	145,740
Short-term marketable securities:
Commercial paper	20,541	1	—	20,542
Corporate bonds	31,013	172	—	31,185
Asset-backed securities	3,753	2	—	3,755
U.S. Treasury and government agencies	144,420	46	(1)	144,465
Total	199,727	221	(1)	199,947
Long-term marketable securities:
Asset-backed securities	14,747	23	(21)	14,749
U.S. Treasury and government agencies	62,969	3	(13)	62,959
Foreign government	1,002	20	—	1,022
Corporate bonds	57,048	367	(21)	57,394
Total	135,766	413	(55)	136,124
Total	$481,233	$634	$(56)	$481,811

	December 31, 2020
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,105	$—	$—	$33,105
Money market funds	38,028	—	—	38,028
Commercial paper	2,999	—	—	2,999
Total	74,132	—	—	74,132
Short-term marketable securities:
Commercial paper	6,147	—	—	6,147
Corporate bonds	24,368	170	—	24,538
Asset-backed securities	6,263	18	—	6,281
U.S. Treasury and government agencies	244,568	369	(11)	244,926
Total	281,346	557	(11)	281,892
Long-term marketable securities:
Asset-backed securities	38,456	160	(3)	38,613
U.S. Treasury and government agencies	6,884	17	—	6,901
Foreign government	1,006	31	—	1,037
Corporate bonds	51,068	839	—	51,907
Total	97,414	1,047	(3)	98,458
Total	$452,892	$1,604	$(14)	$454,482

As of September 30, 2021 and December 31, 2020, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$95,819	$—	$95,819
Commercial paper	—	21,742	21,742
U.S. Treasury and government agencies	—	207,424	207,424
Foreign government	—	1,022	1,022
Corporate bonds	—	88,579	88,579
Asset-backed securities	—	18,504	18,504
Total	$95,819	$337,271	$433,090

	December 31, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$38,028	$—	$38,028
Commercial paper	—	9,146	9,146
U.S. Treasury and government agencies	—	251,827	251,827
Foreign government	—	1,037	1,037
Corporate bonds	—	76,445	76,445
Asset-backed securities	—	44,894	44,894
Total	$38,028	$383,349	$421,377

The following summarizes the fair value of marketable securities by contractual maturity as of September 30, 2021:

	September 30, 2021
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$21,742	$—	$—	$21,742
U.S. Treasury and government agencies	144,465	62,959	—	207,424
Foreign government	—	1,022	—	1,022
Corporate bonds	31,185	34,574	22,820	88,579
Asset-backed securities	3,755	5,736	9,013	18,504
Total	$201,147	$104,291	$31,833	$337,271

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

As of  September 30, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €25.6 million, £9.3 million and Rs.2,730.7 million. As of  December 31, 2020, the Company had designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs.1,933.5 million. As of September 30, 2021, a net amount of unrealized losses of $0.2 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of September 30, 2021, a net amount of unrealized gains of $0.2 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cashflow hedges.

As of  September 30, 2021, the Company had non-designated forward contracts with notional amounts of €21.9 million, £9.5 million, Rs.31.0 million and Swiss Franc ("CHF") 2.0 million. As of  December 31, 2020, the Company had non-designated forward contracts with notional amounts of €17.7 million, £6.5 million and Rs.32.8 million.

The following summarizes derivative financial instruments as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$1,538	$511
Foreign currency forward contracts not designated as hedging instruments	1,943	27
Total	$3,481	$538
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(213)	$(2,200)
Foreign currency forward contracts not designated as hedging instruments	(851)	(1,677)
Total	$(1,064)	$(3,877)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net gains (losses) from non-designated forward contracts	$748	$(688)	$1,792	$(108)
Other foreign currency transactions gains (losses)	(1,132)	961	(2,360)	565
Total foreign exchange gains (losses), net	(384)	273	(568)	457
Other expenses	(67)	(64)	(207)	(189)
Other income (expense), net	$(451)	$209	$(775)	$268

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(501)	1,092	591
Net losses reclassified into income during the period	8	192	200
Income tax benefit (provision)	104	(291)	(187)
Net change during the period	(389)	993	604
Balances at March 31, 2021	835	(715)	120
Change in unrealized losses during the period	(273)	(394)	(667)
Net losses reclassified into income during the period	8	152	160
Income tax benefit	63	59	122
Net change during the period	(202)	(183)	(385)
Balances at June 30, 2021	633	(898)	(265)
Change in unrealized gains (losses) during the period	(257)	1,367	1,110
Net losses reclassified into income during the period	5	318	323
Income tax benefit (provision)	60	(400)	(340)
Net change during the period	(192)	1,285	1,093
Balances at September 30, 2021	$441	$387	$828

Balances at December 31, 2019	$822	$340	$1,162
Change in unrealized gains during the period	455	386	841
Net gains reclassified into income during the period	(110)	(224)	(334)
Income tax provision	(79)	(37)	(116)
Net change during the period	266	125	391
Balances at March 31, 2020	1,088	465	1,553
Change in unrealized gains (losses) during the period	1,417	(117)	1,300
Net gains reclassified into income during the period	(20)	(137)	(157)
Income tax benefit (provision)	(319)	58	(261)
Net change during the period	1,078	(196)	882
Balances at June 30, 2020	2,166	269	2,435
Change in unrealized losses during the period	(802)	(931)	(1,733)
Net losses (gains) reclassified into income during the period	140	(170)	(30)
Income tax benefit	151	252	403
Net change during the period	(511)	(849)	(1,360)
Balances at September 30, 2020	$1,655	$(580)	$1,075

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$(5)	$(140)	$(21)	$(10)

Reclassification of AOCI - Cash flow hedges
Revenues	$(570)	$298	$(1,243)	$874
Cost of revenues	51	(25)	117	(66)
Research and development expenses	170	(86)	391	(229)
Sales and marketing expenses	9	(6)	22	(17)
General and administrative expenses	22	(11)	51	(31)
Total	$(318)	$170	$(662)	$531

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance leases, consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Computer equipment	$156,042	$136,286
Computer software	25,806	26,164
Leasehold improvements	21,092	21,107
Scanner appliances	16,855	16,749
Furniture, fixtures and equipment	6,455	6,599
Finance leases - right of use asset	—	3,503
Total property and equipment	226,250	210,408
Less: accumulated depreciation and amortization	(162,993)	(145,558)
Property and equipment, net	$63,257	$64,850

As of  September 30, 2021 and December 31, 2020, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $5.7 million and $7.5 million, respectively, including assets that had not been placed in service of $1.1 million and $1.9 million, respectively. Depreciation and amortization expenses relating to property and equipment were $7.0 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively, and $21.2 million and $19.3 million for the nine months ended September 30, 2021 and 2020, respectively. Assets under finance leases were acquired upon completion of lease term and placed within computer equipment as of September 30, 2021.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $42.1 million and $38.3 million were recognized during the three months ended September 30, 2021 and 2020, respectively, which amounts were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively. Revenues of $189.1 million and $168.0 million were recognized during the nine months ended September 30, 2021 and 2020, respectively, which amounts were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2021:

(in thousands)
2021 (remaining three months)	$35,458
2022	116,982
2023	76,774
2024	16,870
2025	2,055
2026 and thereafter	348
Total	$248,488

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

Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Direct	$61,554	$54,821	$178,288	$156,631
Partner	43,380	38,248	123,104	111,531
Total	$104,934	$93,069	$301,392	$268,162

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

Deferred costs to obtain contracts are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Current	$3,906	$3,459
Noncurrent	$7,296	$6,906

For the three months ended September 30, 2021 and 2020, the Company recognized $1.0 million and $0.8 million, respectively, of amortization expense relating to deferred costs to obtain contracts. For the nine months ended September 30, 2021 and 2020, the Company recognized $2.8 million and $2.2 million, respectively, of amortization expense relating to deferred costs to obtain contracts. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

On August 19, 2021, the Company acquired certain developed technology intangible assets of Kandor Soft Labs Private Ltd. ("TotalCloud"), a privately held company incorporated in India, for total cash consideration of $1.2 million, of which $1.1 million was paid on the acquisition date and the remaining $0.1 million will be due one year from the acquisition date, subject to potential adjustment from possible indemnity claims. The acquired intangible assets will be amortized over five years.

The carrying values of intangible assets are as follows:

			September 30, 2021
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	1.2	$28,556	$(20,845)	$7,711
Patent licenses	14.0	2.9	1,387	(1,096)	291
Non-compete agreements	2.0	0.8	500	(292)	208
Total intangibles subject to amortization			$30,443	$(22,233)	8,210
Intangible assets not subject to amortization					40
Total intangible assets, net					$8,250

			December 31, 2020
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.4	1.8	$27,356	$(16,152)	$11,204
Patent licenses	14.0	3.7	1,387	(1,021)	366
Non-compete agreements	2.0	1.6	500	(104)	396
Total intangibles subject to amortization			$29,243	$(17,277)	11,966
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,006

Intangible asset amortization expense was $1.7 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $5.0 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of September 30, 2021, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2021 (remaining three months)	$1,705
2022	5,063
2023	590
2024	452
2025	240
2026	160
Total expected future amortization expense	$8,210

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $4.2 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, and $12.5 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash payments included in the measurement of lease liabilities	$10,776	$9,183
Lease liabilities arising from obtaining right-of-use assets	$1,739	$15,735

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	3.4	4.1
Weighted average discount rate	4.9%	4.8%

NOTE 8.	Commitments and Contingencies

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

Equity Incentive Plans

2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares equivalent to up to 17,662 thousand shares of common stock as of September 30, 2021, including 1,963 thousand shares authorized during the nine months ended September 30, 2021. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. As of September 30, 2021, 8,418 thousand shares were available for grant under the 2012 Plan.

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

2021 Employee Stock Purchase Plan

On June 9, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). A total of 600 thousand shares were authorized for issuance to eligible participating employees upon adoption of the ESPP. The ESPP provides for consecutive 6-month offering periods beginning on or about August 16 and February 16 of each year. Eligible employees who elect to participate can contribute from 1% to 15% of their eligible compensation through payroll withholding. During any offering period, contribution rates cannot be changed. However, eligible employees  may withdraw from the current offering period. Any contributions made prior to each purchase date in the case of withdrawal or termination of employment will be refunded. On each purchase date, eligible participating employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's stock on the first trading day of the offering period or (ii) the fair market value of the Company's stock on the purchase date (i.e., the last trading day of the offering period). The first ESPP offering period commenced on August 16, 2021 and will end on February 15, 2022.

Stock-Based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenues	$986	$770	$2,702	$1,967
Research and development	2,723	3,197	7,520	9,887
Sales and marketing	1,642	1,227	4,356	4,300
General and administrative	4,112	5,295	41,640	13,776
Total stock-based compensation	$9,463	$10,489	$56,218	$29,930

As of September 30, 2021, the Company had unrecognized stock-based compensation expenses of $15.9 million, $52.5 million and $0.5 million related to options, RSUs and ESPP, respectively, which are expected to be recognized over weighted-average periods of  2.8 years, 2.7 years and 0.4 years, respectively.

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

On  March 19, 2021, the Company’s former chief executive officer, Philippe Courtot, resigned from the Company due to health issues. The Compensation Committee determined that Mr. Courtot’s termination of employment was on account of disability. In accordance with the grant agreements of the equity awards for 2021, 2020 and 2019 for Mr. Courtot, all remaining outstanding RSUs, PSUs and performance stock options under these grants were subject to accelerated vesting and became fully vested at 100% of the target number of awards as of the date of his termination of employment, which consist of 127 thousand RSUs, 44 thousand PSUs and 348 thousand performance stock options. As a result, the Company recognized $27.3 million of stock-based compensation expense due to the accelerated vesting in the condensed consolidated statements of operations during the nine months ended September 30, 2021.

In  February 2021 and  February 2020, 22 thousand shares (representing 200% of target number of awards) and 15 thousand shares (representing 135% of target number of awards) under the equity award for 2019 for Mr. Courtot, vested as a result of the Company achieving the corresponding level of performance goals for fiscal 2020 and 2019, respectively.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2020	2,215	$59.07	6.5	$139,121
Granted	362	$110.11
Exercised	(243)	$45.03
Canceled	(102)	$100.70
Balance as of September 30, 2021	2,232	$66.98	5.1	$100,801
Vested and expected to vest - September 30, 2021	2,061	$63.77	4.8	$99,394
Exercisable - September 30, 2021	1,589	$52.09	3.6	$94,325

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

		Weighted Average
		Grant Date
	Outstanding	Fair Value
	RSUs	Per Share
	(in thousands)
Balance as of December 31, 2020	1,047	$86.78
Granted	289	$109.54
Vested	(463)	$84.83
Canceled	(157)	$87.86
Balance as of September 30, 2021	716	$97.00
Outstanding and expected to vest - September 30, 2021	612	$95.61

Share Repurchase Program

On February 5, 2018, the Company's board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018,  October 30, 2019, May 7, 2020 and February 10, 2021, the Company announced that its board of directors had authorized an increase of $100.0 million to the share repurchase program, resulting in an aggregate authorization of $500.0 million. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. All share repurchases have been made using cash resources.

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

During the nine months ended September 30, 2021, the Company repurchased 875 thousand shares of its common stock for approximately $94.9 million. As of September 30, 2021, approximately $106.9 million remained available for share repurchases pursuant to the Company's share repurchase program.

On November 3, 2021, the Company announced that its board of directors authorized an additional $200.0 million to the original share repurchase program authorization, increasing the total amount of authorized repurchase to $700.0 million.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$27,769	$22,743	$49,139	$67,756
Denominator:
Basic weighted average shares	38,925	39,238	39,077	39,171
Effect of potentially dilutive shares:
Stock options	852	1,229	851	1,344
Restricted stock units	161	297	219	328
Diluted weighted average shares	39,938	40,764	40,147	40,843
Net income per share:
Basic	$0.71	$0.58	$1.26	$1.73
Diluted	$0.70	$0.56	$1.22	$1.66

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	543	476	531	503
Restricted stock units	50	60	81	43
Employee stock purchase plan	1	—	—	—
Total anti-dilutive shares	594	536	612	546

NOTE 11.	Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, tax law developments and possible outcomes of audits. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, the benefit of U.S. federal income tax credits and the foreign-derived intangible income deduction.

The Company recorded an income tax provision of $4.3 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively, resulting in an effective tax rate of 13.4% and 17.7%, respectively. The decrease in income tax provision for the three months ended September 30, 2021 compared to the three months ended  September 30, 2020 was primarily due to the effects of a tax election to capitalize and amortize certain research and development expenses for U.S. income tax purposes.

The Company recorded an income tax provision of $10.6 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively, resulting in an effective tax rate of 17.7% and 11.9%, respectively. The increase in income tax provision for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a reduction in excess tax benefits from stock-based compensation offset by the effects of a tax election to capitalize and amortize certain research and development expenses for U.S. income tax purposes.

As of September 30, 2021, the Company had unrecognized tax benefits of $9.6 million, of which $4.9 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2020, the Company had unrecognized tax benefits of $8.9 million, of which $4.6 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

On June 29, 2020, the California governor signed into law the 2020 Budget Act, which temporarily suspends the utilization of net operating losses and limits the utilization of the research credit to $5 million annually for 2020, 2021 and 2022. The Company does not expect a material impact to the condensed consolidated financial statements as a result of the 2020 Budget Act.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
United States	$63,599	$59,152	$184,722	$171,130
Foreign	41,335	33,917	116,670	97,032
Total revenues	$104,934	$93,069	$301,392	$268,162

Property and equipment, net, by geographic area, is as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
United States	$43,994	$43,791
India	11,287	12,465
Rest of world	7,976	8,594
Total property and equipment, net	$63,257	$64,850

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the nine months ended September 30, 2021 and 2020, approximately 61% and 64%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we have modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. While we have not incurred significant disruptions from the COVID-19 pandemic, we are unable to accurately predict the full impact that the pandemic will have due to numerous uncertainties, including the availability and acceptance of COVID-19 vaccines as well as the effectiveness of the vaccines to new variants of the disease, future actions that may be taken by governmental authorities and the impact of the pandemic on the businesses of our customers and partners. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

Key Components of Results of Operations

Revenues

We derive revenues from the sale of subscriptions to our IT, security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based IT, security and compliance solutions through a unified, web-based interface. Customers generally enter into one-year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some cases, we also provide certain computer equipment used to extend our Qualys Cloud Platform into our customers' private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update our estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. Our effective tax rate differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, U.S. federal income tax credits and foreign-derived intangible income deduction.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	100%	100%	100%	100%
Cost of revenues	21	22	22	22
Gross profit	79	78	78	78
Operating expenses:
Research and development	21	19	20	20
Sales and marketing	18	18	18	18
General and administrative	10	13	21	13
Total operating expenses	49	50	59	51
Income from operations	30	28	19	27
Total other income, net	—	1	1	1
Income before income taxes	30	29	20	28
Income tax provision	4	5	4	3
Net income	26%	24%	16%	25%

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Revenues	$104,934	$93,069	$11,865	12.7%	$301,392	$268,162	$33,230	12.4%

Revenues increased by $11.9 million for the three months ended September 30, 2021 compared to the same period in 2020, due to an increase in subscriptions from new and existing customers. Of the total increase of $11.9 million, $4.5 million was from customers in the United States and the remaining $7.4 million was from customers in foreign countries.

Revenues increased by $33.2 million for the nine months ended September 30, 2021 compared to the same period in 2020, due to an increase in subscriptions from new and existing customers. Of the total increase of $33.2 million, $13.6 million was from customers in the United States and the remaining $19.6 million was from customers in foreign countries.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenues	$22,479	$20,619	$1,860	9.0%	$65,711	$58,005	$7,706	13.3%

Cost of revenues increased by $1.9 million for the three months ended September 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $1.5 million driven by additional employees hired to support the growth of our business and an increase in data center and cloud costs of $0.4 million to meet growing demand.

Cost of revenues increased by $7.7 million for the nine months ended September 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $4.7 million driven by additional employees hired to support the growth of our business, an increase in data center and cloud costs of $1.8 million to meet growing demand and an increase in depreciation and amortization expense of $1.3 million as more computer equipment was placed in service.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$21,336	$17,864	$3,472	19.4%	$58,890	$53,905	$4,985	9.2%

Research and development expenses increased by $3.5 million for the three months ended September 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $2.6 million primarily driven by additional employees hired to support the growth of our business, an increase in professional services fees of $0.3 million, an increase in software costs of $0.2 million and an increase in data center and cloud costs of $0.2 million for our ongoing research and development efforts.

Research and development expenses increased by $5.0 million for the nine months ended September 30, 2021 compared to the same period in 2020, due to an increase in personnel costs of $3.2 million primarily driven by additional employees hired to support the growth of our business, an increase in software costs of $0.8 million, an increase in data center and cloud costs of $0.6 million for our ongoing research and development efforts and an increase in depreciation and amortization expense of $0.6 million as more computer equipment was placed in service.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$18,569	$16,060	$2,509	15.6%	$54,328	$50,073	$4,255	8.5%

Sales and marketing expenses increased by $2.5 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to an increase in personnel costs of $1.2 million primarily driven by additional employees hired to support the growth of our business, an increase in travel and trade show related costs of $1.0 million associated with the easing of COVID-19 related travel restrictions and an increase in miscellaneous expense of $0.3 million.

Sales and marketing expenses increased by $4.3 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an increase in personnel costs of $5.0 million driven by additional employees hired to support the growth of our business and an increase in recruiting costs of $0.4 million, partially offset by decreases in travel and trade show related costs of $1.5 million driven by the COVID-19 pandemic.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$10,573	$12,223	$(1,650)	(13.5)%	$63,829	$33,937	$29,892	88.1%

General and administrative expenses decreased by $1.7 million for the three months ended September 30, 2021 compared to the same period in 2020, due to a decrease in personnel costs of $1.0 million primarily related to the stock-based compensation expense of our former chief executive officer and a decrease in legal fees of $1.0 million, partially offset by an increase in miscellaneous expense of $0.3 million.

General and administrative expenses increased by $29.9 million for the nine months ended September 30, 2021 compared to the same period in 2020, due to an increase in stock-based compensation expense of $27.9 million primarily driven by accelerated vesting relating to the resignation of our former chief executive officer, an increase in personnel costs of $1.1 million driven by additional employees hired to support the growth of our business, an increase in legal fees of $0.4 million and an increase in miscellaneous expense of $0.4 million.

Total other income, net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Total other income, net	$74	$1,331	$(1,257)	(94.4)%	$1,059	$4,703	$(3,644)	(77.5)%

Total other income, net decreased by $1.3 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, due to a decrease in interest income driven by lower yield and an increase in foreign exchange loss.

Income tax provision

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Income tax provision	$4,282	$4,891	$(609)	(12.5)%	$10,554	$9,189	$1,365	14.9%
Effective tax rate	13.4%	17.7%			17.7%	11.9%

Income tax provision decreased by $0.6 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to the effects of a tax election to capitalize and amortize certain research and development expenses for U.S. income tax purposes.

Income tax provision increased by $1.4 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a reduction in excess tax benefits from stock-based compensation offset by the effects of a tax election to capitalize and amortize certain research and development expenses for U.S. income tax purposes.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$27,769	$22,743	$49,139	$67,756
Depreciation and amortization of property and equipment	7,218	6,738	21,796	19,331
Amortization of intangible assets	1,665	1,604	4,956	4,644
Income tax provision	4,282	4,891	10,554	9,189
Stock-based compensation	9,463	10,489	56,218	29,930
Total other income, net	(74)	(1,331)	(1,059)	(4,703)
Adjusted EBITDA	$50,323	$45,134	$141,604	$126,147
Percentage of revenues	48%	48%	47%	47%

Liquidity and Capital Resources

As of September 30, 2021, our principal source of liquidity was cash, cash equivalents and marketable securities of $481.8 million, including $45.3 million of cash held outside of the United States. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

We generated positive cash flows from operations for the nine months ended September 30, 2021 and 2020. We believe our existing cash, cash equivalents, short-term marketable securities, and cash from operations will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers. We may also seek to invest in or acquire complementary businesses or technologies. While the COVID-19 pandemic has not had a material adverse financial impact on our operations to date, the future impact of the pandemic cannot be predicted with certainty and may increase our costs of capital and otherwise adversely affect our business, result of operations, financial condition and liquidity.

Cash Flows

The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash provided by operating activities	$160,741	$141,297
Cash provided by (used in) investing activities	19,122	(51,480)
Cash used in financing activities	(108,255)	(84,349)
Net increase in cash, cash equivalents and restricted cash	$71,608	$5,468

Operating Activities

For the nine months ended September 30, 2021, cash provided by operating activities of $160.7 million primarily resulted from our net income of $49.1 million, as adjusted for non-cash items including stock-based compensation of $56.2 million, depreciation and amortization expense of $26.8 million, partially offset by deferred tax benefit of $16.0 million; and cash flows from working capital of $41.4 million mainly due to the continued growth in our billing and stronger cash collections.

For the nine months ended September 30, 2020, cash provided by operating activities of $141.3 million primarily resulted from our net income of approximately $67.8 million, as adjusted for non-cash items including stock-based compensation of $29.9 million, depreciation and amortization expense of $24.0 million and cash flows from working capital of $14.0 million mainly due to the continued growth in our billing and stronger cash collections.

Investing Activities

For the nine months ended September 30, 2021, cash provided by investing activities of $19.1 million was mainly attributable to $40.3 million of cash provided by sales and maturities of marketable securities, net of purchases, partially offset by $20.0 million of cash used for capital expenditures mainly related to computer equipment to support our growth and development and $1.1 million of cash paid to acquire the intangible assets of TotalCloud.

For the nine months ended September 30, 2020, cash used in investing activities of $51.5 million was mainly attributable to $27.2 million of cash used for purchases of marketable securities, net of sales and maturities and $22.7 million of cash used for capital expenditures, including computer equipment to support our growth and development. Additionally, we paid $1.5 million in connection with our acquisition of the assets of Spell Security and as deferred consideration in connection with our acquisition of Adya.

Financing Activities

For the nine months ended September 30, 2021, cash used in financing activities of $108.3 million was mainly attributable to share repurchases of $94.9 million and the payment of withholding employee income taxes of $24.2 million related to the vesting of restricted stock units, which were partially offset by the proceeds received from the exercise of stock options of $11.0 million.

For the nine months ended September 30, 2020, cash used in financing activities of $84.3 million was attributable to share repurchases of $91.9 million and the payment of withholding employee income taxes of $16.3 million related to the vesting of restricted stock units, which were partially offset by the proceeds received from the exercise of stock options of $24.0 million.

Contractual Obligation and Commitments

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our contractual obligations consist of operating leases, purchase commitments and other contractual obligations. There have been no material changes to these obligations outside the ordinary course of business during the nine months ended September 30, 2021 as compared to the contractual obligations disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP, INR, Canadian Dollar and CHF, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operation expenses and foreign currency denominated assets or liabilities. As of September 30, 2021, we had designated cash flow hedge forward contracts with notional amounts of €25.6 million, £9.3 million and Rs.2,730.7 million and non-designated forward contracts with notional amounts of €21.9 million, £9.5 million, Rs.31.0 million and CHF2.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $481.8 million in cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2021. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, commercial paper corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of September 30, 2021, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $2.5 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2021, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

In December 2019, an outbreak of COVID-19 originated in Wuhan, China and has since spread to countries around the world. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The continued spread of COVID-19 and the resurgence of infection rates in certain regions has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The pandemic has significantly increased economic and demand uncertainty and disrupted the global supply chain. It is likely that the pandemic will cause an economic slowdown, and it is possible that it could cause a global recession, which could decrease demand for our solutions and negatively impact our operating results. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;
•	publicity regarding security breaches generally and the level of perceived threats to IT security;
•	expenses associated with our existing and new products and services;
•	changes in customer renewals of our solutions;
•	the extent to which customers subscribe for additional solutions;
•	seasonal buying patterns of our customers;
•	actual or perceived security breaches, technical difficulties or interruptions with our service;
•	changes in the growth rate of the IT, security and compliance market;
•	the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;
•	the introduction or adoption of new technologies that compete with our solutions;
•	decisions by potential customers to purchase IT, security and compliance products or services from other vendors;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	the timing of sales commissions relative to the recognition of revenues;
•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•	failure of our products and services to operate as designed;
•	price competition;
•	the length of our sales cycle for our products and services;
•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•	timely invoicing or changes in billing terms of customers;
•	timing of deals signed within the quarter;
•	pace and cost of hiring employees;
•	changes in foreign currency exchange rates;
•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
•	future accounting pronouncements or changes in our accounting policies;
•	our ability to integrate any products or services that we may acquire in the future into our product suite or migrate existing customers of any companies that we may acquire in the future to our products and services;
•	our effective tax rate, changes in tax rules, tax effects of infrequent or unusual transactions, and tax audit settlements;
•	the amount and timing of income tax that we recognize resulting from stock-based compensation;
•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and
•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

Our solutions, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely during the current COVID-19 pandemic, we and our service providers are at increased risk for security breaches. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss or alteration of information, litigation, regulatory actions and investigations and possible liability. Any such actual or perceived security breach or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, F5 Networks, International Business Machines, Mandiant, McAfee, Micro Focus International, Palo Alto Networks, Rapid7, SentinelOne, Sumo Logic, Tenable Holdings and VMware, as well as privately held security providers including Barracuda Networks, BeyondTrust Software, Flexera, Forescout Technologies, Imperva, Tanium, Trustwave Holdings, Venafi and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2021, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of September 30, 2021, approximately 74% of our employees were located outside of the United States, with 65% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2021, we incurred approximately 26% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2021, approximately 22% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. From 2018 to 2020, our revenues grew from $278.9 million to $363.0 million, and our headcount increased from 869 employees at the beginning of 2018 to 1,759 employees as of September 30, 2021. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired 1Mobility on April 1, 2018, Layered Insight on October 16, 2018, Adya on January 10, 2019, certain intellectual property of Spell Security on July 24, 2020, and certain intellectual property of TotalCloud on August 19, 2021. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”) . This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with the GDPR, the CCPA or the CPRA or may require us to undertake additional practices. Accordingly, we cannot yet predict the impact of the CCPA, CRPA or other evolving privacy and data protection obligations on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework and make use of certain standard contractual clauses approved by the European Commission (the “SCCs”), with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the U.S. Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge. We continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the European Union (“CJEU”) and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators and new SCCs published by the European Commission in June 2021, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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

As of September 30, 2021, our executive officers, directors and holders of 10% or more of our outstanding common stock beneficially owned, in the aggregate, approximately 24.5% of our outstanding common stock. As a result, such persons, acting together, have significant ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2021, we had approximately 38.9 million shares of our common stock outstanding.

In addition, as of September 30, 2021, there were approximately 0.7 million restricted stock units and options to purchase approximately 2.2 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2021, we had an aggregate of 8.4 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

In February 2018, we announced a $100.0 million stock repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on November 3, 2021, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $700.0 million. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. During the nine months ended September 30, 2021, we repurchased 0.9 million shares of our common stock for approximately $94.9 million. As of September 30, 2021, approximately $106.9 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended September 30, 2021 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price Paid	as Part of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	per Share	Plan or Program (1)	under the Plan or Program (2)
July 1 - July 31, 2021	105,000	$102.33	105,000	$127,805,879
August 1 - August 31, 2021	101,400	$109.15	101,400	$116,738,373
September 1 - September 30, 2021	84,000	$117.32	84,000	$106,883,467
Total	290,400		290,400

(1) On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on November 3, 2021, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $700.0 million to date. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

(2) Does not reflect the $200 million increase to our share repurchase program announced on November 3, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 3, 2021.

QUALYS, INC.
By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial officer)

By:	/s/ SAIKAT PAUL
Name: Saikat Paul
Title: Chief Accounting Officer
(principal accounting officer)