Form 10-K
period 2021-12-31
QUALYS, INC.
filed 2022-02-22
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Annual Period Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $2,961 million based on the last reported sale price of the registrant's common stock on June 30, 2021. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of February 16, 2022 was 39,029,415 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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

•	The continued spread of Coronavirus Disease 2019 (COVID-19), or any similar widespread infectious disease outbreak, could harm our business, financial condition and results of operations.
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

•	Adverse economic conditions or reduced IT spending may adversely impact our business.
•	Our IT, security and compliance solutions are delivered from eleven shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
•	We face competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
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

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global Asset View (GAV), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

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

Our Qualys Cloud Platform is currently used by over 10,000 customers worldwide, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased to $411.2 million in 2021 from $363.0 million in 2020 and $321.6 million in 2019.

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

Our cloud platform is delivered to our customers via our eleven global shared cloud platforms, or via our private platform offering, Qualys Private Cloud Platform (PCP), for customers or partners that want the platform to reside within the customer's data center. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's data center. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and is physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. We also offer our PCP as a subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software. We also offer Private Cloud Platform Appliance (PCPA), an on-premises IT, security and compliance solution packaged in a form-factor for medium-sized companies.

Qualys Core Services

Our core services enable integrated workflows, management and real-time analysis and reporting across all of our IT, security and compliance solutions for our customers inside their organizations, on the perimeter, on endpoints or in the cloud.

Our core services constitute dynamic and customizable dashboards and centrally managed, self-updating integrated Cloud Apps, through a natively integrated unified platform. Our interactive, dynamic dashboards and cloud platform allow our customers to aggregate and correlate all of their IT, security and compliance data in one place, drill down into details, and generate reports customized for different audiences. Our cloud platform’s powerful Elasticsearch clusters enable customers to instantly find detailed data on any asset.

Our core services include:

•

Asset Tagging and Management. Enables customers to easily identify, categorize and manage large numbers of assets in highly dynamic IT environments and automates the process of inventory management and hierarchical organization of IT assets. Built on top of this core service is the Qualys GAV framework, which is a global asset inventory service enabling our customers to search for information on any IT asset, scaling to millions of assets for customers of all sizes, helping IT and security personnel to search IT assets and maintain an up-to-date inventory on a continuous basis.

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

The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as IT security, compliance, web application security, asset management and cloud and container security solutions.

From inception through December 31, 2020, we have added the following Cloud Apps: VM, PC, PCI, WAS, WAF, CM, SAQ, TP, FIM, GAV (including a free version), SCA, CS, CI, CSA, CRI, CRA, OCA, PM, VMDR, and EDR. In 2021, we introduced SaaSDR, SEM, and CSAM.

We believe that our applications are easy to use and provide our customers with a high level of control because our applications are part of one platform, share a common user interface, utilize the same scanners and agents, access the same collected data, and leverage the same user permissions.

Our customers can subscribe to one or more of our IT, security and compliance Apps based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional Qualys solutions. For VMDR, we offer four editions of our Qualys Cloud App: Enterprise for large enterprises, Express for medium-sized businesses, Express Lite for small-sized businesses, and Scan-on-Behalf for Scan-on-Behalf customers. For all other Qualys Cloud Apps, we offer four editions: Enterprise for large enterprises, Express for medium-sized businesses, Express Lite for small-sized businesses, and Consulting Edition for consultants, consulting organizations and Managed Service Providers (MSPs).

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

SaaS Detection and Response (SaaSDR): SaaSDR leverages the Qualys Cloud platform to provide continuous visibility into SaaS applications such as Office 365, Salesforce and Zoom for configuration posture management, activity monitoring and data security insights.

Secure Enterprise Mobility (SEM): SEM extends the power of VMDR for in-depth inventory of mobile devices and their data, real time vulnerability and misconfiguration detection, and built-in remediation with patch orchestration for all Android and iOS/iPadOS devices across the enterprise.

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

Web Application Security

Web Application Scanning (WAS): WAS continuously discovers and catalogs web applications – including new and unknown ones – and detects vulnerabilities and misconfigurations in web apps and APIs. Scaling to thousands of scans, it conducts incisive, thorough and precise testing of browser-based web apps, mobile app backends, and Internet of things (IoT) services. Its seamless integration with the Qualys Web Application Firewall (WAF) enables verification of attack protection, ticket creation and one click mitigation of vulnerabilities. WAS' powerful API enables integration with other systems and allows teams to detect issues within DevOps environments early in the application development process. Bundled malware detection capability with WAS uses reputational, behavioral, antivirus, and heuristic analyses to identify and alert on malware infecting a user's websites. By Integrating WAS with manual testing tools and bug bounty solutions, customers can build a comprehensive web application vulnerability testing program.

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

Asset Management

Global Asset View (GAV): GAV constantly gathers information on all assets, including system and hardware details, running services, open ports, installed software and user accounts. Asset discovery and inventory collection is done through a combination of Qualys network scanners, Cloud Agents and passive scanners, which together collect comprehensive data from on-premises or cloud infrastructure as well as remote endpoints. In order to create consistent and uniform asset data, GAV normalizes raw discovery data to standardize every manufacturer name, product name, model and software version using Qualys’ ever-evolving technology catalog as a reference. This catalog automatically extends IT asset inventory with non-discoverable metadata such as hardware and software release dates, end of life dates, and license categories. This new data layer allows teams to detect issues such as unauthorized software, outdated hardware or end-of-life software, which can help properly tag, support, and secure business-critical assets. Additionally, customers can sync their asset information with ServiceNow CMDB.

Cybersecurity Asset Management (CSAM): CSAM is an all-in-one solution that leverages the power of the Qualys Cloud Platform with its multiple native sensors and CMDB synchronization to continuously inventory known and unknown assets, discover installed applications, and overlay business and risk context to establish asset criticality. It identifies unauthorized or end-of-life and end-of-service software and the absence of required security tools, and assesses the health of the attack surface. Further, CSAM enables response options with threat alerts and software removal and delivers regulatory reporting in support of FedRAMP, PCI-DSS and other mandates.

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

Free Services

We also offer organizations of all sizes free security and compliance services based on the Qualys Cloud Platform:

•

Qualys Global Asset View app automatically creates a continuous, real-time inventory of known and unknown assets throughout a user's global IT footprint across on-premises, endpoints, multi-cloud, mobile, containers, operational technology and IoT. The app also automatically normalizes and categorizes assets to ensure clean, reliable, and consistent data. In-depth asset details provide fine-grained visibility on the system, services, installed software, network, and users. It also detects any device that connects to a user's networks, via passive scanning technology. Upon an unknown device detection, users can install a light-weight Qualys self-updating agent (3MB) to turn the device into a managed device or launch a vulnerability scan.

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

Our Growth Strategy

We intend to strengthen our leadership position as a trusted provider of cloud-based IT, security and compliance solutions. The key elements of our growth strategy are:

•

Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. From inception through December 31, 2020, we have added the following Cloud Apps: PC, PCI, WAS, WAF, CM, SAQ, TP, FIM, GAV (including a free version), SCA, CS, CI, CSA, CRI, CRA, OCA, PM, VMDR, and EDR. In 2021, we introduced SaaSDR, SEM, and CSAM.

•

Expand the use of our suite of solutions by our large and diverse customer base. With more than 10,000 customers, across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Because our customers typically initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions or choose to adopt additional solutions from our integrated suite of IT, security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.

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

•

Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based IT, security and compliance solutions. In 2021, we acquired certain intangible assets of Kandor Soft Labs Private Ltd. (TotalCloud), strengthening our cloud security solution by allowing customers to build user-defined workflows for custom policies and execute them on-demand for simplified security and compliance. In 2020, we acquired certain intangible assets of Spell Security Private Limited (Spell Security), expanding our endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for our EDR application. In 2019, we acquired Adya Inc. (Adya), enabling us to provide companies of all sizes with the ability to consolidate administration of their Software as a Service (SaaS) applications into one console, manage license costs across SaaS applications, set and enforce security policies in one place and report and audit on all activity with a single tool.

Our Customers

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2021, we had over 10,000 customers worldwide, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2021, 2020 and 2019, no one customer accounted for more than 10% of our revenues. In 2021, 2020 and 2019, 61%, 63% and 64%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

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

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT, security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Accenture, BT Managed Security, Cognizant Technology Solutions, Deutsche Telekom, DXC Technology, Fujitsu, Hindustan Computers Limited (HCL) Technologies, International Business Machines (IBM), Infosys, Nippon Telegraph and Telephone Corporation (NTT), Optiv, SecureWorks, Tata Communications, Verizon, Wipro and TD SYNNEX Corporation (TD SYNNEX). Qualys has also established strategic partnerships with leading cloud providers like Amazon Web Services, Microsoft Azure and the Google Cloud Platform.

For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2021, 2020 and 2019, 41%, 42% and 42%, respectively, of our revenues were generated by channel partners.

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

Manufacturing Agreement

Our physical appliances are provided by TD SYNNEX, pursuant to a manufacturing services agreement dated March 1, 2011. Under this agreement, TD SYNNEX manufactures, assembles and tests our physical scanner appliances. This agreement is automatically renewed annually, unless terminated (i) at any time upon the mutual written agreement of us and TD SYNNEX, (ii) by either party upon 90 days or more written notice, (iii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iv) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.

Shared Cloud Platform Agreements

Our shared cloud platform operations are provided by large third-party vendors and are located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom and India. Our shared cloud platform agreements have varying terms through 2025.

Competition

The expanding capabilities of our IT, security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT, security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Ivanti, Netsparker, Tanium, Trustwave Holdings and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Intellectual Property

We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2021, we have twenty-six issued patents, which expire from 2029 to 2039, several pending U.S. patent applications and an exclusive license to four U.S. patents. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing the Qualys Cloud Platform, which we believe differentiates us from our competitors.

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

As of December 31, 2021, we had 1,823 full-time employees, including 941 in research and development, 308 in sales and marketing, 402 in operations and customer support, and 172 in general and administrative. As of December 31, 2021, approximately 75% of our employees were located outside of the United States, with 67% of our employees located in Pune, India. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries and Brazil have collective bargaining arrangements at the national level. We believe our employee relations are good, and we have not experienced any work stoppages.

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

Our board of directors and executive team are highly diverse. Three out of our current eight member board of directors are women, one is a man from an underrepresented community, and the board of directors seeks to identify strong candidates who provide a wide range of perspectives, competencies, and knowledge to complement the skills, diversity and experiences of the board of directors. Further, our executive team is gender and ethnically diverse, with more than 50% of the executive team from underrepresented communities.

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

To support the health and wellness of our workforce, we offer premium health coverage with minimal out-of-pocket contributions for our global employees.

Training and Development

We have experience with managing and developing a rapidly growing employee base. We believe every employee makes a difference, so we empower them in their roles and support them for maximum professional growth. We assist employees in achieving their career goals by helping them improve their skillsets and transition to other challenging roles. To support career growth inside and outside Qualys, we offer free self-paced or instructor-led certified training on core Qualys topics giving employees and non-employees an opportunity to achieve certifications.

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

In December 2019, an outbreak of COVID-19 originated in Wuhan, China and has since spread to countries around the world. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The continued spread of COVID-19 and the resurgence of infection rates in certain regions has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The pandemic has significantly increased economic and demand uncertainty and disrupted the global supply chain. It is possible that the pandemic could cause an economic slowdown or a global recession, which could decrease demand for our solutions and negatively impact our operating results. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

The ultimate extent of the impact of COVID-19 on our business, financial position, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time, including but not limited to, the duration of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, financial position, results of operations and cash flows. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it persist for an extended period of time. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, partners, and customers.

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

Our IT, security and compliance solutions are delivered from eleven shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

We currently host substantially all of our solutions from third-party shared cloud platforms in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

Some of our shared cloud platforms are not currently redundant and we may not be able to rapidly move our customers from one shared cloud platform to another, which may increase delays in the restoration of our service for our customers if an adverse event occurs. We have added shared cloud platforms to provide additional capacity and to enable disaster recovery. We continue to build out these facilities; however, these additional facilities may not be operational in the anticipated time-frame and we may incur unplanned expenses.

Additionally, our existing shared cloud platform providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional shared cloud platform providers, we may experience costs or downtime in connection with the loss of an existing facility, or the transfer to, or addition of, new facilities.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Ivanti, Netsparker, Tanium, Trustwave Holdings and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

In addition, our solutions do not currently extend to cover all mobile and personal devices that employees may bring into an organization. As such, our solutions would not identify or address vulnerabilities in all mobile and personal devices, and our customers’ IT infrastructures may be compromised by attacks that infiltrate their networks through such devices.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2021, 2020 and 2019, we derived approximately 41%, 42% and 42%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of December 31, 2021, approximately 75% of our employees were located outside of the United States, with 67% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2021, we incurred approximately 28% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2021, approximately 23% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. Our revenues grew from $321.6 million in 2019 to $411.2 million in 2021, and our headcount increased from 1,194 employees at the beginning of 2019 to1,823 employees as of December 31, 2021. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. Any of our employees may terminate their employment at any time. Competition for highly skilled personnel is frequently intense, especially within our industry, and we may not be able to compete for such personnel.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired Adya on January 10, 2019, certain intellectual property of Spell Security on July 24, 2020, and certain intellectual property of TotalCloud on August 19, 2021. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”). This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with the GDPR, the CCPA or the CPRA or may require us to undertake additional practices. Accordingly, we cannot yet predict the impact of the CCPA, CRPA or other evolving privacy and data protection obligations on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework and make use of certain standard contractual clauses (the “SCCs”) approved by the European Commission, with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the U.S. Both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge. We continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the European Union (“CJEU”) and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators and new SCCs published by the European Commission in June 2021, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and excess tax benefits arising from stock-based compensation, other tax benefits and credits, and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could harm our operating results.

Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2021, we had 39.1 million shares of our common stock outstanding.

In addition, as of December 31, 2021, there were 0.9 million restricted stock units and stock options to purchase 1.8 million shares of our common stock outstanding. If such stock options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2021, we had 8.1 million shares of our common stock reserved for future grants under our 2012 Equity Incentive Plan and 0.6 million shares reserved for future purchases under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced a $100.0 million stock repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on November 3, 2021, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $700.0 million to date. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. During the year ended December 31, 2021, we repurchased 1.1 million shares of our common stock for approximately $130.0 million in total. As of December 31, 2021, approximately $271.8 million remained available for share repurchases pursuant to our share repurchase program.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board of directors were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, accounting for income taxes and stock-based compensation.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2021, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We also have 281,787 square feet of office space in Pune, India under a non-cancellable lease expiring in February 2025. We have additional U.S. offices in North Carolina and Washington and other offices in France, Germany, Italy, Japan, the Netherlands, Russia, United Arab Emirates and United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future.

We operate data centers at third-party facilities in Santa Clara, California; Las Vegas, Nevada; Ontario, Canada; Geneva, Switzerland; Pune, India; and Amsterdam, the Netherlands.

Item 3.	Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2021, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “QLYS”.

Holders of Record

As of February 14, 2022, there were approximately 58 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(in thousands)				(in thousands)
Equity compensation plans approved by security holders (1)	2,755	(2)	$66.05	(3)	8,691	(4)
Equity compensation plans not approved by security holders	—		$—		—

(1) Includes our 2000 Equity Incentive Plan (2000 Plan), 2012 Equity Incentive Plan (2012 Plan) and 2021 Employee Stock Purchase Plan (2021 ESPP).

(2) Consists of 917 thousand restricted stock units and 1,838 thousand shares underlying stock options.

(3) The weighted average exercise price is calculated based solely on outstanding stock options.

(4) Consists of 8,091 thousand shares reserved for issuance under our 2012 Plan and 600 thousand shares reserved for issuance under our 2021 ESPP. Our 2012 Plan provides that on the first day of each fiscal year, the number of shares authorized for issuance under the 2012 Plan is automatically increased by a number equal to the least of (i) 3,050 thousand shares, (ii) five percent (5%) of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such number of shares that may be determined by our board of directors.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index

* $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer
S&P 500

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Qualys, Inc.	$100.00	$187.52	$236.15	$263.41	$385.06	$433.55
NASDAQ Global Select Market	$100.00	$128.43	$123.71	$167.75	$239.95	$295.43
NASDAQ Computer	$100.00	$138.77	$133.66	$200.94	$301.37	$415.46
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of common stock during the three months ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2021 - October 31, 2021	84,500	$114.34	84,500	$97,221,477
November 1, 2021 - November 30, 2021	95,141	$134.90	95,141	$284,387,135
December 1, 2021 - December 31, 2021	93,100	$134.93	93,100	$271,824,993
Total	272,741		272,741

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

Item 6.	[RESERVED]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part I-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2020 to fiscal year 2019. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Certificate Assessment (CRA), SaaS Detection and Response (SaaSDR), Secure Enterprise Mobility (SEM);
•	Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);
•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global Asset View (GAV), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In 2021, 2020 and 2019, 61%, 63% and 64%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment, physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party data centers and cloud infrastructures, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our data center and cloud infrastructure operations, which will increase the cost of revenues in absolute dollars.

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

Other Income (Expense), Net

Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities and foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, British Pound ("GBP") and Indian Rupee ("INR").

Income Tax Provision

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which were generally similar to the U.S. statutory tax rate.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2021	2020
Revenues	100%	100%
Cost of revenues	22	22
Gross profit	78	78
Operating expenses:
Research and development	20	20
Sales and marketing	19	19
General and administrative	18	12
Total operating expenses	57	51
Income from operations	21	27
Total other income, net	—	1
Income before income taxes	21	28
Income tax provision	4	3
Net income	17%	25%

Comparison of Years Ended December 31, 2021 and 2020

Revenues

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Revenues	$411,172	$362,963	$48,209	13%

Revenues increased by $48.2 million in 2021 compared to 2020, due to an increase in IT Security, Compliance, Web Application Security, Asset Management and Cloud and Container Security subscriptions. The revenue growth was primarily from an increase in renewal and expansion business in 2021 compared to 2020. Of the total increase of $48.2 million, $20.3 million was from customers in the United States and the remaining $27.9 million was from customers in foreign countries. In 2021, 59% of total revenue was direct and 41% of total revenue was through partners. Of the total increase of $48.2 million, $30.4 million was direct and $17.8 million was from partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of revenues	$89,439	$79,226	$10,213	13%

Cost of revenues increased by $10.2 million in 2021 compared to 2020, due to an increase in personnel costs of $6.3 million driven by additional employees hired to support the growth of our business, an increase in data center and cloud costs of $2.0 million to meet growing demand and an increase in depreciation and amortization expense of $1.5 million as more computer equipment was placed in service.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Research and development	$81,289	$72,548	$8,741	12%

Research and development expenses increased by $8.7 million in 2021 compared to 2020, due to an increase in personnel costs of $5.5 million primarily driven by additional employees hired to support the growth of our business, an increase in software costs of $1.0 million, an increase in professional services fees of $0.9 million, an increase in data center and cloud costs of $0.8 million for our ongoing research and development efforts and an increase in depreciation and amortization expense of $0.7 million as more computer equipment was placed in service.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$76,487	$67,965	$8,522	13%

Sales and marketing expenses increased by $8.5 million in 2021 compared to 2020, due to an increase in commissions of $3.4 million driven by higher revenues, an increase in personnel costs of $2.8 million driven by additional employees hired to support the growth of our business, an increase in travel and trade show related costs of $1.1 million associated with the easing of COVID-19 related travel restrictions and an increase in license and subscription costs of $0.8 million.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$76,274	$46,570	$29,704	64%

General and administrative expenses increased by $29.7 million in 2021 compared to 2020, due to an increase in stock-based compensation expense of $28.7 million primarily driven by accelerated vesting relating to the resignation of our former chief executive officer and an increase in personnel costs of $1.6 million driven by additional employees hired to support the growth of our business.

Total other income, net

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Total other income, net	$1,714	$5,383	$(3,669)	(68)%

Total other income, net decreased by $3.7 million in 2021 compared to 2020, due to a decrease in interest income of $3.1 million driven by lower yield and an increase in foreign exchange loss of $0.6 million.

Income tax provision

	Year Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Income tax provision	$18,437	$10,465	$7,972	76%

Income tax provision increased by $8.0 million in 2021 compared to 2020, due to a reduction in excess tax benefits from stock-based compensation and an increase in income after permanent tax adjustments related to the former CEO’s accelerated stock-based compensation.

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Net income	$70,960	$91,572
Depreciation and amortization of property and equipment	29,236	26,556
Amortization of intangible assets	6,661	6,289
Income tax provision	18,437	10,465
Stock-based compensation	67,579	40,035
Total other income, net	(1,714)	(5,383)
Adjusted EBITDA	$191,159	$169,534
Percentage of revenues	46%	47%

Liquidity and Capital Resources

As of December 31, 2021, our principal source of liquidity was cash, cash equivalents and marketable securities of $516.5 million, including $57.0 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash provided by operating activities	$200,616	$180,086
Cash used in investing activities	(29,532)	(80,932)
Cash used in financing activities	(107,888)	(112,581)
Net increase (decrease) in cash, cash equivalents and restricted cash	$63,196	$(13,427)

Operating Activities

In 2021, we generated $169.6 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $169.4 million in 2020. In addition, we also generated $31.0 million of cash from working capital change in 2021, of which $37.4 million was related to net increase in deferred revenue and accounts receivable as a result of our continued growth in billing and collection, partially offset by higher prepaid income taxes of $6.9 million. In 2020, we generated $10.7 million of cash from working capital change, which was also mainly related to deferred revenue and accounts receivable due to continued growth in billing and collection.

Investing Activities

In 2021, we used $4.5 million of cash in marketable securities investment, $24.4 million of cash in capital expenditures mainly related to computer equipment to support our growth and development and $1.1 million of cash to acquire certain technology assets, as compared to $49.8 million of cash used in marketable securities investment, $29.6 million of cash used in capital expenditures and $1.5 million of cash used for acquisition of technology assets in 2020.

Financing Activities

In 2021, we used $130.0 million of cash for share repurchase and $27.8 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and received $50.0 million of proceeds from employee exercise of stock options, as compared to $126.7 million of cash used for share repurchase, $20.2 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units and $34.5 million of cash received from employee exercise of stock options in 2020. Net cash used in financing activities are expected to be higher in 2022 due to expected higher volume of share repurchase and lower cash receipt from stock option exercise, mainly due to the resignation of our former CEO.

We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. However, if we repatriate these funds, we could be subject to foreign withholding taxes.

Our material cash requirements mainly include the following contractual and other obligations:

•

Our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and data centers. We had fixed operating lease payment obligations of $54.2 million as of December 31, 2021, with $14.5 million expected to be paid within the next 12 months.

•

Cash outflow for capital expenditures in 2022 is expected to be in a range of $25.0 million to $30.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in data centers and cloud infrastructures. We may also seek to invest in or acquire complementary businesses or technologies.

•	Other non-cancelable purchase obligations related to cloud infrastructures and other service providers totaled $36.4 million, of which $16.4 million is expected to be paid within the next 12 months.

We expect to continue to use cash to repurchase shares in 2022 under our share repurchase program authorized by our board of directors on February 5, 2018. As of December 31, 2021, our board of directors had authorized an aggregate amount of $700.0 million for repurchases under our share repurchase program, of which approximately $271.8 million remained available. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Our significant accounting policies are described in Note 1 - The Company and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. On an ongoing basis, we evaluate our estimates and assumptions based on historical and anticipated results and trends that we believe represent our best estimate under the circumstances. However, as accounting estimates are subject to inherent uncertainty, our actual results may differ from these estimates under different assumptions or conditions.

Income Taxes

Significant assumptions, judgments and estimates are involved in determining our provision for (benefit from) income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will record in the financial statements before preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. Changes in our business and tax laws or our interpretation of those, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position, or cash flows.

The assessment of tax effects of our uncertain tax positions in our financial statements involves significant judgment in interpreting complex and ambiguous tax laws, regulations, and administrative practices, determining the probability of various possible settlement outcomes, evaluating the litigation process based on tax authority behaviors in similar cases, and estimating the likelihood that another taxing authority could review the respective tax position. These judgments are inherently challenging and subjective because a taxing authority may change its behavior at any time. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. We reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax laws, effectively settled issues under audit, the potential for interest and penalties, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Stock-Based Compensation

We recognize the fair value of our employee stock options and restricted stock units, including performance-based restricted stock units, over the requisite service period. The fair value of each stock option is estimated on date of grant using the Black-Scholes-Merton option pricing model. Determining the appropriate fair value model and calculating the fair value of employee stock options requires the use of subjective assumptions, including the expected life of the stock option and stock price volatility. The recognition of expenses for performance based restricted stock units requires us to estimate the probability that the performance condition will be achieved and the number of awards that will vest are adjusted accordingly at each reporting period. The assumptions used in calculating the fair value of employee stock options and estimating the probability of achievement of performance metrics represent management’s best estimates, which require significant judgment and involve inherent uncertainties. While not material to the current year, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the Euro, GBP, INR, Canadian Dollar ("C$") and Swiss Franc ("CHF"), the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of December 31, 2021, we had designated cash flow hedge forward contracts with notional amounts of €29.8 million, £9.4 million and Rs.2,955.3 million and non-designated forward contracts with notional amounts of €34.5 million, £11.6 million, Rs.74.9 million, C$2.5 million and CHF1.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $516.5 million in cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2021. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, commercial paper corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of December 31, 2021, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $2.4 million.

Item 8.	Financial Statements and Supplementary Data

Qualys, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Qualys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity  for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion.

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

•	Involved an employee compensation specialist to assess the application of stock-based compensation tax rules.
•	Obtained management’s permanent and temporary provision calculation and tied out inputs to supporting equity documentation.
•	Tested the completeness and accuracy of the calculation of permanent and temporary differences.
•	Determined that the ending gross temporary difference agreed to the supporting equity documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

San Jose, California

February 22, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Qualys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

San Jose, California

February 22, 2022

Qualys, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$137,328	$74,132
Short-term marketable securities	267,960	281,892
Accounts receivable, net of allowance of $793 and $725 as of December 31, 2021 and 2020, respectively	108,998	100,179
Prepaid expenses and other current assets	32,112	19,142
Total current assets	546,398	475,345
Long-term marketable securities	111,198	98,458
Property and equipment, net	61,854	64,850
Operating leases - right of use asset	37,016	44,838
Deferred tax assets, net	25,087	15,811
Intangible assets, net	6,545	12,006
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	17,814	16,864
Total assets	$814,559	$736,819
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,296	$731
Accrued liabilities	32,504	29,833
Deferred revenues, current	257,872	213,494
Operating lease liabilities, current	12,608	11,672
Total current liabilities	304,280	255,730
Deferred revenues, noncurrent	32,753	30,540
Operating lease liabilities, noncurrent	35,914	45,700
Other noncurrent liabilities	4,898	367
Total liabilities	377,845	332,337
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 39,112 and 39,253 shares issued and outstanding as of December 31, 2021 and 2020, respectively	39	39
Additional paid-in capital	477,323	401,359
Accumulated other comprehensive income (loss)	1,007	(484)
Retained earnings (accumulated deficit)	(41,655)	3,568
Total stockholders’ equity	436,714	404,482
Total liabilities and stockholders’ equity	$814,559	$736,819

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$411,172	$362,963	$321,607
Cost of revenues	89,439	79,226	69,517
Gross profit	321,733	283,737	252,090
Operating expenses:
Research and development	81,289	72,548	68,239
Sales and marketing	76,487	67,965	70,833
General and administrative	76,274	46,570	40,765
Total operating expenses	234,050	187,083	179,837
Income from operations	87,683	96,654	72,253
Other income (expense), net:
Interest expense	—	(9)	(106)
Interest income	2,287	5,385	8,443
Other income (expense), net	(573)	7	(607)
Total other income, net	1,714	5,383	7,730
Income before income taxes	89,397	102,037	79,983
Income tax provision	18,437	10,465	10,647
Net income	$70,960	$91,572	$69,336
Net income per share:
Basic	$1.82	$2.34	$1.77
Diluted	$1.77	$2.25	$1.68
Weighted average shares used in computing net income per share:
Basic	39,030	39,167	39,075
Diluted	40,118	40,740	41,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$70,960	$91,572	$69,336
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(1,409)	402	1,367
Net change in unrealized gains (losses) on cash flow hedges, net of tax	2,900	(2,048)	381
Other comprehensive income (loss), net of tax	1,491	(1,646)	1,748
Comprehensive income	$72,451	$89,926	$71,084

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$70,960	$91,572	$69,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	35,897	32,845	31,201
Write off of noncurrent asset	625	—	—
Bad debt expense	402	486	247
Loss on disposal of property and equipment	12	106	202
Stock-based compensation	67,579	40,035	34,892
Amortization of premiums (accretion of discounts) on marketable securities	3,869	826	(1,597)
Deferred income taxes	(9,723)	3,512	7,095
Changes in operating assets and liabilities:
Accounts receivable	(9,221)	(22,631)	(2,456)
Prepaid expenses and other assets	(15,665)	(2,329)	(6,012)
Accounts payable	(32)	(389)	(1,076)
Accrued liabilities and other noncurrent liabilities	9,322	5,126	715
Deferred revenues	46,591	30,927	28,060
Net cash provided by operating activities	200,616	180,086	160,607
Cash flow from investing activities:
Purchases of marketable securities	(368,450)	(391,693)	(331,131)
Sales and maturities of marketable securities	363,941	341,879	328,350
Purchases of property and equipment	(24,424)	(30,037)	(27,573)
Proceeds from disposal of property and equipment	6	419	—
Purchases of intangible assets	(1,230)	(1,500)	(4,050)
Maturity (purchase) of note receivable	625	—	(625)
Net cash used in investing activities	(29,532)	(80,932)	(35,029)
Cash flow from financing activities:
Repurchase of common stock	(129,977)	(126,729)	(86,424)
Proceeds from exercise of stock options	49,994	34,461	24,831
Payments for taxes related to net share settlement of equity awards	(27,815)	(20,199)	(15,743)
Principal payments under finance lease obligations	(90)	(114)	(1,709)
Net cash used in financing activities	(107,888)	(112,581)	(79,045)
Net increase (decrease) in cash, cash equivalents and restricted cash	63,196	(13,427)	46,533
Cash, cash equivalents and restricted cash at beginning of period	75,332	88,759	42,226
Cash, cash equivalents and restricted cash at end of period	$138,528	$75,332	$88,759
Supplemental disclosures of cash flow information
Cash paid for interest expense	$—	$9	$107
Cash paid for income taxes, net of refunds	$35,080	$8,058	$3,031
Non-cash investing and financing activities
Purchases of intangible assets recorded in accrued liabilities	$120	$150	$150
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$2,086	$1,054	$235

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2018	39,015	$39	$330,572	$(586)	$27,964	$357,989
Net income	—	—	—	—	69,336	69,336
Other comprehensive income, net of tax	—	—	—	1,748	—	1,748
Issuance of common stock upon exercise of stock options	901	1	24,830	—	—	24,831
Repurchase of common stock	(1,026)	(1)	(12,317)	—	(74,106)	(86,424)
Issuance of common stock upon vesting of restricted stock units	439	—	—	—	—	—
Taxes related to net share settlement of equity awards	(183)	—	(15,743)	—	—	(15,743)
Stock-based compensation	—	—	35,066	—	—	35,066
Balances at December 31, 2019	39,146	39	362,408	1,162	23,194	386,803
Net income	—	—	—	—	91,572	91,572
Other comprehensive loss, net of tax	—	—	—	(1,646)	—	(1,646)
Issuance of common stock upon exercise of stock options	1,130	1	34,460	—	—	34,461
Repurchase of common stock	(1,293)	(1)	(15,530)	—	(111,198)	(126,729)
Issuance of common stock upon vesting of restricted stock units	476	—	—	—	—	—
Taxes related to net share settlement of equity awards	(206)	—	(20,199)	—	—	(20,199)
Stock-based compensation	—	—	40,220	—	—	40,220
Balances at December 31, 2020	39,253	39	401,359	(484)	3,568	404,482
Net income	—	—	—	—	70,960	70,960
Other comprehensive income, net of tax	—	—	—	1,491	—	1,491
Issuance of common stock upon exercise of stock options	725	1	49,993	—	—	49,994
Repurchase of common stock	(1,148)	(1)	(13,793)	—	(116,183)	(129,977)
Issuance of common stock upon vesting of restricted stock units	530	—	—	—	—	—
Taxes related to net share settlement of equity awards	(248)	—	(27,815)	—	—	(27,815)
Stock-based compensation	—	—	67,579	—	—	67,579
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

Description of Business

Qualys, Inc. (the “Company”, “we”, “us”, “our”) was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a pioneer and leading provider of cloud-based IT, security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

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

Risks and Uncertainties

In  March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, the Company has modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. The Company will continue to actively monitor the situation and  may take further actions that alter its business operations as  may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 pandemic to date and does not expect the pandemic will have a significant impact on the Company’s business in 2022, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that  may be taken by governmental authorities and the impact to the business of its customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2021 and 2020, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.

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

As of both  December 31, 2021 and 2020, the Company has a restricted cash balance of $1.2 million in the form of a letter of credit issued to the landlord of the Company's California headquarter office lease as security deposit.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined on a collective basis where similar risk characteristics exist and on an individual basis when we identify significant customers or invoices with collectability issues. The estimate for credit losses considers historical write-offs by aging category, that are adjusted for current conditions and reasonable and supportable forecasts of future losses. Any change in the assumptions used in analyzing credit losses may result in additional allowances being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for credit losses. Payments subsequently received on such receivables are recognized in the period received. The allowance for credit losses recognized and write-offs charged against the allowance were not significant for the years ended  December 31, 2021 and 2020.

Non-marketable securities

In 2018, the Company invested $2.5 million in preferred stock of a privately-held company (the “Investee”). The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company elected the measurement alternative to account for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment has been incurred related to the investment. The investment is included in other noncurrent assets in the consolidated balance sheets. The Company has not received any dividends from the investment.

In 2019, the Company made an advance payment of $0.6 million to the Investee for it to perform certain technology development work, which should either be settled in the form of royalty fee charges when the technology materializes and is licensed to the Company or, otherwise, should be repaid to the Company in cash. The advance payment was recorded in other non-current assets in the consolidated balance sheet. During the fourth quarter ended December 31, 2021, the technology has not been developed and the Company decided to no longer pursue the development of the technology or the collection of the advanced amount. Accordingly, the entire amount of the advance payment was written off and recorded in the general and administrative expense during the year ended December 31, 2021.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. For the years ended December 31, 2021, 2020 and 2019, there was no impairment of long-lived assets.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill and indefinite-lived intangible assets are not amortized but tested for impairment at least annually or more frequently if certain circumstances indicate a possible impairment may exist. The goodwill impairment tests are performed at the reporting unit level. The Company’s operations are organized as one reporting unit.

In testing for a potential impairment of goodwill and the indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit or the indefinite-lived intangible assets is less than their carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative test. Goodwill impairment is measured as the amount by which the carrying value of the reporting unit or the indefinite-lived intangible assets exceeds their fair value. The Company performed the annual assessments on December 1, 2021 and 2020 and concluded there was no impairment of goodwill or the indefinite-lived intangible assets.

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

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts, with maturities of 13 months or less, to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated net asset positions, to date primarily cash, accounts receivable and operating lease liabilities, as well as to manage foreign currency fluctuation risk related to forecasted transactions. Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities or other noncurrent liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first recorded within accumulated other comprehensive income (“AOCI”) and then reclassified into revenue or operating expenses when the hedged item impacts the consolidated statements of operations. Cash flows related to these forward contracts are classified in our consolidated statements of cash flows in the same manner as the underlying hedged transaction within cash flows from operating activities.

Stock-Based Compensation

The Company recognizes the fair value of its stock options, restricted stock units (“RSUs”) and stock purchase rights under the employee stock purchase plan (the “ESPP”) on a straight-line basis over the requisite service periods. The fair value of each stock option or stock purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the fair value of each RSU is based on the Company's common stock price on the date of grant. Compensation expenses for performance-based stock options (“PSOs”) and performance-based restricted stock units (“PSUs”) are recorded based on expected achievement of the performance metrics specified in the grant, which are assessed on a quarterly basis. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture materially differs from original estimates.

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

Most of the Company’s revenue contracts are subscription based and contain a single performance obligation. The subscription contracts typically do not offer to the customers any future rights that would constitute material rights. Contract prices are generally composed of fixed consideration for a specific period of time as the Company in general does not offer refunds, volume rebates, customer loyalty programs or other forms of customer incentive payments. In limited situations, contract prices are contingent on future events, such as actual usage during the contract terms, which are accounted for as variable consideration and estimated based on the most likely amount of consideration that the Company is expected to be entitled to. Estimates are included in the contract price to the extent that it is considered probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are made at contract inception and updated periodically when additional information becomes available. A cumulative catch-up adjustment is made when there is a change in the estimate of variable consideration.

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

Contract modifications happen when there is an upsell, where the customers subsequently enter into contract with the Company to purchase additional product offerings or additional scans for additional devices. Contract modifications related to upsells are typically accounted for prospectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $2.1 million, $1.6 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. The Company must make significant assumptions, judgments and estimates to determine its current income tax provision (benefit), its deferred tax assets and liabilities, and any valuation allowance to be recorded against its deferred tax assets. The Company's estimates and assumptions may differ from the actual results as reflected on its income tax returns and will record the required adjustments when they are identified or resolved.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding plus potentially dilutive shares outstanding during the period. The potentially dilutive shares are computed by applying the treasury stock method to the Company's stock options, RSUs and the stock purchase rights under the ESPP. Any potential shares that would be anti-dilutive are excluded from the computation of diluted net income per share.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for the Company for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU 2019-12 in the first quarter of 2021 with no material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company does not believe any other new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its consolidated financial statements.

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

The Company's cash and cash equivalents and marketable securities consist of the following:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,220	$—	$—	$61,220
Money market funds	75,258	—	—	75,258
Commercial paper	850	—	—	850
Total	137,328	—	—	137,328
Short-term marketable securities:
Commercial paper	28,869	101	(7)	28,963
Corporate bonds	3,952	—	—	3,952
Asset-backed securities	217,160	2	(163)	216,999
U.S. Treasury and government agencies	18,046	—	—	18,046
Total	268,027	103	(170)	267,960
Long-term marketable securities:
Asset-backed securities	14,941	6	(36)	14,911
U.S. Treasury and government agencies	37,664	—	(136)	37,528
Foreign government	1,007	12	—	1,019
Corporate bonds	57,762	160	(182)	57,740
Total	111,374	178	(354)	111,198
Total	$516,729	$281	$(524)	$516,486

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$33,105	$—	$—	$33,105
Money market funds	38,028	—	—	38,028
Commercial paper	2,999	—	—	2,999
Total	74,132	—	—	74,132
Short-term marketable securities:
Commercial paper	6,147	—	—	6,147
Corporate bonds	24,368	170	—	24,538
Asset-backed securities	6,263	18	—	6,281
U.S. Treasury and government agencies	244,568	369	(11)	244,926
Total	281,346	557	(11)	281,892
Long-term marketable securities:
Asset-backed securities	38,456	160	(3)	38,613
U.S. Treasury and government agencies	6,884	17	—	6,901
Foreign government	1,006	31	—	1,037
Corporate bonds	51,068	839	—	51,907
Total	97,414	1,047	(3)	98,458
Total	$452,892	$1,604	$(14)	$454,482

As of  December 31, 2021 and 2020, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$75,258	$—	$75,258
Commercial paper	—	18,896	18,896
U.S. Treasury and government agencies	—	254,527	254,527
Foreign government	—	1,019	1,019
Corporate bonds	—	86,703	86,703
Asset-backed securities	—	18,863	18,863
Total	$75,258	$380,008	$455,266

	December 31, 2020
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$38,028	$—	$38,028
Commercial paper	—	9,146	9,146
U.S. Treasury and government agencies	—	251,827	251,827
Foreign government	—	1,037	1,037
Corporate bonds	—	76,445	76,445
Asset-backed securities	—	44,894	44,894
Total	$38,028	$383,349	$421,377

The following summarizes the fair value of marketable securities by contractual maturity:

	December 31, 2021
	Mature within One Year	Mature after One Year through Two Years	Mature over Two Years	Fair Value
	(in thousands)
Commercial paper	$18,896	$—	$—	$18,896
U.S. Treasury and government agencies	216,999	37,528	—	254,527
Foreign government	—	1,019	—	1,019
Corporate bonds	28,964	38,407	19,332	86,703
Asset-backed securities	3,951	7,959	6,953	18,863
Total	$268,810	$84,913	$26,285	$380,008

Derivative Financial Instruments

Designated cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in GBP and Euro and operation expenses incurred in INR, which are designated as cash flow hedges. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions hit earnings.

As of  December 31, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €29.8 million, £9.4 million and Rs.2,955.3 million. As of December 31, 2020, the Company had designated cash flow hedge forward contracts with notional amounts of €25.9 million, £8.7 million and Rs.1,933.5 million. As of December 31, 2021, a net amount of unrealized gains of $1.0 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of December 31, 2021, a net amount of unrealized gains of $0.3 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cashflow hedges.

As of  December 31, 2021, the Company had non-designated forward contracts with notional amounts of €34.5 million, £11.6 million, Rs.74.9 million, C$2.5 million and CHF1.0 million. As of  December 31, 2020, the Company had non-designated forward contracts with notional amounts of €17.7 million, £6.5 million and Rs.32.8 million.

The following summarizes derivative financial instruments as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$1,737	$511
Foreign currency forward contracts not designated as hedging instruments	1,599	27
Total	$3,336	$538
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(181)	$(2,200)
Foreign currency forward contracts not designated as hedging instruments	(207)	(1,677)
Total	$(388)	$(3,877)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net gains (losses) from non-designated forward contracts	$2,452	$(1,634)	$438
Other foreign currency transactions gains (losses)	(2,749)	1,894	(792)
Total foreign exchange gains (losses), net	(297)	260	(354)
Other expenses	(276)	(253)	(253)
Other income (expense), net	$(573)	$7	$(607)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2018	$(545)	$(41)	$(586)
Change in unrealized gains during the period	1,610	651	2,261
Net gains reclassified into income during the period	—	(169)	(169)
Income tax provision	(243)	(101)	(344)
Net change during the period	1,367	381	1,748
Balances at December 31, 2019	822	340	1,162
Change in unrealized gains (losses) during the period	549	(2,099)	(1,550)
Net gains reclassified into income during the period	(25)	(564)	(589)
Income tax benefit (provision)	(122)	615	493
Net change during the period	402	(2,048)	(1,646)
Balances at December 31, 2020	1,224	(1,708)	(484)
Change in unrealized gains (losses) during the period	(1,854)	2,837	983
Net losses reclassified into income during the period	22	933	955
Income tax benefit (provision)	423	(870)	(447)
Net change during the period	(1,409)	2,900	1,491
Balances at December 31, 2021	$(185)	$1,192	$1,007

The effects on income before income taxes of amounts reclassified from AOCI to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$(22)	$25	$—

Reclassification of AOCI - Cash flow hedges
Revenues	$(1,667)	$960	$169
Cost of revenues	149	(76)	—
Research and development	492	(264)	—
Sales and marketing	28	(20)	—
General and administrative	65	(36)	—
Total	$(933)	$564	$169

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance leases, consists of the following:

	December 31,
	2021	2020
	(in thousands)
Computer equipment	$161,809	$136,286
Computer software	25,807	26,164
Leasehold improvements	21,092	21,107
Scanner appliances	16,510	16,749
Furniture, fixtures and equipment	6,479	6,599
Finance leases - right of use asset	—	3,503
Total property and equipment	231,697	210,408
Less: accumulated depreciation and amortization	(169,843)	(145,558)
Property and equipment, net	$61,854	$64,850

As of  December 31, 2021 and 2020, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $5.3 million and $7.5 million, respectively, including assets that had not been placed in service of $1.3 million and $1.9 million, respectively. Depreciation and amortization expenses relating to property and equipment were $28.5 million, $26.1 million and $24.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Assets under finance leases were acquired upon completion of lease term and placed within computer equipment as of December 31, 2021.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $211.0 million and $188.6 million were recognized during the years ended December 31, 2021 and December 31, 2020, respectively, which amounts were included in the deferred revenue balances as of December 31, 2020 and December 31, 2019, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2021:

(in thousands)
2022	$142,812
2023	101,482
2024	36,361
2025	2,422
2026	499
2027 and thereafter	110
Total	$283,687

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

From time to time, the Company enters into contracts with customers that extend beyond one year, with certain of its customers electing to pay for more than one year of services upon contract execution. The Company concluded that these contracts did not contain a financing component.

Revenues by sales channel are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Direct	$242,709	$212,296	$186,130
Partner	168,463	150,667	135,477
Total	$411,172	$362,963	$321,607

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

Deferred costs to obtain contracts are as follows:

	December 31,
	2021	2020
	(in thousands)
Current	$4,223	$3,459
Noncurrent	$8,391	$6,906

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $4.0 million, $3.0 million and $2.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Acquisitions

The following table summarizes the purchase price allocation of business and asset acquisitions for the years ended December 31, 2021, 2020 and 2019 based on estimated fair values of the acquired assets as of the acquisition date:

Acquiree	Acquisition Date	Purchase Consideration	Purchased Intangible Assets	Goodwill
		(in thousands)
TotalCloud	August 19, 2021	$1,200	$1,200	$—
Spell security	July 24, 2020	$1,500	$1,500	$—
Adya	January 10, 2019	$1,000	$900	$100

On August 19, 2021, the Company acquired certain developed technology intangible assets of TotalCloud, a privately held company incorporated in India, for a total cash consideration of $1.2 million, of which $1.1 million was paid on the acquisition date and the remaining $0.1 million will be due one year from the acquisition date, subject to potential adjustment from possible indemnity claims. TotalCloud's technology strengthens the Company's cloud security solution by allowing customers to build user-defined workflows for custom policies and execute them on-demand for simplified security and compliance. The acquired intangible assets will be amortized over five years.

On  July 24, 2020, the Company acquired certain intangible assets of Spell Security, a privately held company incorporated in India, for a total cash consideration of $1.5 million, of which $1.3 million was paid on the acquisition date and the remaining $0.2 million was deferred and paid in October 2021. Spell Security’s technology expands the Company's endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for its EDR application. The Company recognized intangible assets of $1.0 million for developed technology and $0.5 million for non-compete agreements, which will be amortized over four and two years, respectively.

On January 10, 2019, the Company acquired Adya, an India-based company. The acquisition included a cloud application management platform, which enables security and compliance audits of SaaS applications. Total purchase consideration included $0.2 million of deferred consideration due 18 months from the closing date of the acquisition, subject to potential adjustment from possible indemnity claims, which was fully paid to Adya during the fiscal year ended December 31, 2020. The acquired intangible assets relating to Adya's developed technology are being amortized over the estimated useful lives of approximately four years. Goodwill arising from the Adya acquisition is deductible for tax purposes over 15 years.

There were no changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020.

NOTE 7.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			December 31, 2021
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.5	0.9	$28,556	$(22,463)	$6,093
Patent licenses	14.0	2.7	1,387	(1,121)	266
Non-compete agreements	2.0	0.6	500	(354)	146
Total intangibles subject to amortization			$30,443	$(23,938)	6,505
Intangible assets not subject to amortization					40
Total intangible assets, net					$6,545

			December 31, 2020
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.4	1.8	$27,356	$(16,152)	$11,204
Patent licenses	14.0	3.7	1,387	(1,021)	366
Non-compete agreements	2.0	1.6	500	(104)	396
Total intangibles subject to amortization			$29,243	$(17,277)	11,966
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,006

Intangible assets amortization expenses were $6.7 million, $6.3 million and $6.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were recorded in the consolidated statements of operations.

As of December 31, 2021, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2022	$5,063
2023	590
2024	452
2025	240
2026	160
Total expected future amortization expense	$6,505

NOTE 8.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $16.8 million, $16.7 million and $13.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash payments included in the measurement of lease liabilities	$14,646	$13,403	$9,372
Lease liabilities arising from obtaining right-of-use assets	$4,110	$15,837	$17,359

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (years)	3.3	4.1
Weighted average discount rate	4.8%	4.8%

Maturities of the Company's operating lease liabilities as of  December 31, 2021 are as follows:

(in thousands)
2022	$14,543
2023	12,042
2024	10,735
2025	6,536
2026	4,498
2027 and thereafter	5,819
Total minimum lease payments	54,173
Less: interest	(5,651)
Present value of net minimum lease payments	48,522
Less: lease liabilities, current	(12,608)
Lease liabilities, noncurrent	$35,914

NOTE 9.	Commitment and Contingencies

Purchase Obligation

The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of  December 31, 2021, these remaining purchase commitments for future periods are as follows:

(in thousands)
2022	$23,672
2023	11,488
2024	7,599
2025	936
Total purchase commitments	$43,695

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

As of December 31, 2021, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

NOTE 10.	Stockholders' Equity and Stock-based Compensation

Preferred Stock

Effective October 3, 2012, the Company is authorized to issue 20.0 million shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the board of directors. As of December 31, 2021, and 2020, there were no issued or outstanding shares of preferred stock.

Common Stock

Equity Incentive Plan

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (“2000 Plan”), the Company was authorized to grant to eligible participants either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of up to four years, with a maximum term of ten years. The 2000 Plan was terminated in connection with the closing of the Company's initial public offering, and accordingly, no shares are currently available for grant under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (“2012 Plan”) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the 2012 Plan, the Company is authorized to grant to eligible participant’s ISOs, NSOs, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, performance units and performance shares. The number of shares of common stock available for issuance under the 2012 Plan is subject to an annual increase on January 1 of each year by an amount equal to the least of 3,050 thousand shares, 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year or an amount determined by the board of directors. For the year ended  December 31, 2021, 1,963 thousand shares were added to the 2012 Plan. As of December 31, 2021, a total of 17,662 thousand shares have been authorized for issuance under the 2012 Plan and 8,091 thousand shares are available for future grants. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options and RSU's granted generally vest over a period of up to four years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated.

2021 Employee Stock Purchase Plan

On June 9, 2021, the Company’s stockholders approved the 2021 ESPP. A total of 600 thousand shares were authorized for issuance to eligible participating employees upon adoption of the ESPP, all of which are available for future purchases as of December 31, 2021. The ESPP provides for consecutive 6-month offering periods beginning on or about August 16 and February 16 of each year. Eligible employees who elect to participate can contribute from 1% to 15% of their eligible compensation through payroll withholding. During any offering period, contribution rates cannot be changed. However, eligible employees  may withdraw from the current offering period. Any contributions made prior to each purchase date in the case of withdrawal or termination of employment will be refunded. On each purchase date, eligible participating employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's stock on the first trading day of the offering period or (ii) the fair market value of the Company's stock on the purchase date (i.e., the last trading day of the offering period). The first ESPP offering period commenced on August 16, 2021 and will end on February 15, 2022.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expenses included in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenues	$3,782	$2,767	$2,262
Research and development	10,750	13,502	11,151
Sales and marketing	6,323	5,785	4,984
General and administrative	46,724	17,981	16,495
Total stock-based compensation	$67,579	$40,035	$34,892

The income tax benefit related to the stock-based compensation expenses was $6.2 million, $5.5 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had unrecognized stock-based compensation expenses of $16.7 million, $77.0 million and $0.2 million related to options, RSUs and ESPP, respectively, which are expected to be recognized over weighted-average periods of 2.8 years, 2.8 years and 0.1 years, respectively.

Performance-Based Stock Options and Restricted Stock Units

On December 21, 2018, the compensation committee of the Company's board of directors (“Compensation Committee”) granted the equity award for 2019 to the Company’s former chief executive officer, Philippe Courtot (“Mr. Courtot”). The first portion of the award consists of 56 thousand RSUs that were scheduled to vest in 16 quarterly increments beginning on January 1, 2019. The second portion of the award consists of a target number of 33 thousand PSUs, which were scheduled to vest at the end of the three-year performance period from January 2019 through December 2021. The actual number of PSUs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth during the three-year performance period from January 2019 through December 2021 and Adjusted EBITDA margin for the fiscal year of 2021. The third portion of the award consists of a target number of 33 thousand PSUs, one third of which (11 thousand target PSUs) was scheduled to vest at the end of each fiscal year of 2019, 2020 and 2021. The actual number of PSUs eligible to vest at each vesting date range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and Adjusted EBITDA margin for each of those years.

On November 2, 2019, the Compensation Committee granted the equity award for 2020 to Mr. Courtot. The first portion of the award consists of 49 thousand RSUs that were scheduled to vest in 16 quarterly installments beginning on December 1, 2019. The second portion of the award consists of a target number of 124 thousand PSOs, which were scheduled to vest at the end of the three-year performance period from January 2020 through December 2022. The actual number of PSOs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

On December 10, 2020, the Compensation Committee granted the equity award for 2021 to Mr. Courtot. The first portion of the award consists of 69 thousand RSUs that were scheduled to vest in 16 quarterly installments beginning on November 1, 2020. The second portion of the award consists of a target number of 224 thousand PSOs, which were scheduled to vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of PSOs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

The vesting of the above awards was conditioned on Mr. Courtot’s continued service through the vesting dates or, for PSOs and PSUs, the dates that performance is certified in addition to the achievement of performance goals. If Mr. Courtot’s employment was terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of these awards would vest, with any vesting in connection with change in control terminations conditioned upon the effectiveness of a release of claims in favor of the Company.

In  February 2021 and 2020, 22 thousand shares (representing 200% of target number of awards) and 15 thousand shares (representing 135% of target number of awards) under the equity award for 2019 for Mr. Courtot, vested as a result of the Company achieving the corresponding level of performance goals for 2020 and 2019, respectively.

On  March 19, 2021, Mr. Courtot resigned from the Company due to health issues. The Compensation Committee determined that Mr. Courtot’s termination of employment was on account of disability. In accordance with the grant agreements of the equity awards for 2021, 2020 and 2019 for Mr. Courtot, all remaining outstanding RSUs, PSUs and PSOs under these grants were subject to accelerated vesting and became fully vested at 100% of the target number of awards as of the date of his termination of employment, which consist of 127 thousand RSUs, 44 thousand PSUs and 348 thousand PSOs. As a result, the Company recognized an additional $27.3 million of stock-based compensation expense due to the accelerated vesting in the consolidated statements of operations for the year ended December 31, 2021.

On April 27, 2021, the Compensation Committee granted to the Company’s current president and chief executive officer an equity award consisting of certain RSUs and a target number of 10 thousand PSUs. The PSUs are scheduled to vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of the PSUs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period. If the Company's current president and chief executive officer is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of the award will vest, with any vesting in connection with terminations due to change in control conditioned upon the effectiveness of a release of claims in favor of the Company.

On October 28, 2021, the Compensation Committee granted to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate number of 73 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from January 2022 through December 2024. The actual number of the PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.

For the years ended December 31, 2021, 2020 and 2019, stock-based compensation expenses of $13.3 million, $0.2 million and $0.3 million for PSOs, respectively, and $5.3 million, $2.8 million and $0.9 million for PSUs, respectively, were recognized.

Stock Options

The weighted-average grant date fair value of the Company’s stock options granted for the years ended December 31, 2021, 2020 and 2019 was $41.23, $35.49 and $34.02, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.2 to 5.5	4.5 to 5.5	4.4 to 6.6
Volatility	38% to 41%	38% to 43%	40% to 46%
Risk-free interest rate	0.5% to 1.2%	0.3% to 1.4%	1.5% to 2.4%
Dividend yield	—	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates equal to the expected term at the grant date. The volatility was estimated using the historical volatility derived from the Company's common stock. The Company has not historically declared any dividends and does not expect to in the future.

A summary of the Company’s stock option activity is as follows:

	Outstanding Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(Years)	(in thousands)
Balance as of December 31, 2020	2,215		$59.07	6.5	$139,121
Granted	495		$112.43
Exercised	(725	)(1)	$68.91
Canceled	(147)		$102.92
Balance as of December 31, 2021	1,838		$66.05	6.0	$130,791
Vested and expected to vest - December 31, 2021	1,659		$61.43	5.7	$125,769
Exercisable - December 31, 2021	1,168		$42.60	4.3	$110,495

(1) Included 348 thousand shares of PSOs.

The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $42.5 million, $77.5 million and $52.1 million, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock Units

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value
	(in thousands)
Balance as of December 31, 2020	1,047		$86.78
Granted	583	(1)	$114.59
Vested	(530	)(2)	$84.97
Canceled	(183)		$90.42
Balance as of December 31, 2021	917	(3)	$104.78
Outstanding and expected to vest - December 31, 2021	815		$104.22

(1) Included 34 thousand shares of PSUs granted to certain executive officers in 2021 and 11 thousand additional shares of PSUs vested as a result of the Company achieving the corresponding level of performance goals for 2020.

(2) Included 11 thousand additional shares of PSUs vested as a result of the Company achieving the corresponding level of performance goals for 2020.

(3) Included 34 thousand shares of PSUs granted to certain executive officers in 2021.

The aggregate fair value of RSUs vested for the years ended December 31, 2021, 2020 and 2019 was $59.5 million, $46.5 million and $37.9 million, respectively.

Employee Stock Purchase Plan

The weighted-average grant date fair value of the Company’s ESPP for the year ended December 31, 2021 was $26.88 using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
2021
Expected term (in years)	0.5
Volatility	34%
Risk-free interest rate	0.1%
Dividend yield	—

The expected term of the ESPP represents the six-month offering period. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates equal to the expected term at the grant date. The volatility was estimated using the historical volatility derived from the Company's common stock. The Company has not historically declared any dividends and does not expect to in the future.

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
Total as of December 31, 2021	$700.0

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

For the years ended December 31, 2021, 2020 and 2019, the Company repurchased 1.1 million shares, 1.3 million shares and 1.0 million shares of its common stock for $130.0 million, $126.7 million and $86.4 million, respectively. As of December 31, 2021, $271.8 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 11.	Employee Benefits Plan

The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. For the years ended December 31, 2021, 2020 and 2019, the Company made contributions to the 401(k) Plan of $2.4 million, $1.3 million and $1.3 million, respectively.

The Company contributes to a Provident Fund Plan for its employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. For the years ended December 31, 2021, 2020 and 2019, the Company contributed $1.7 million, $1.4 million and $1.1 million, respectively, to those plans.

NOTE 12.	Income Taxes

The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$80,472	$94,099	$72,124
Foreign	8,925	7,938	7,859
Income before income taxes	$89,397	$102,037	$79,983

Income tax provision consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current
Federal	$20,135	$1,944	$(90)
State	4,324	1,438	646
Foreign	3,701	3,571	3,000
Current income tax provision	28,160	6,953	3,556
Deferred
Federal	(7,342)	4,239	7,085
State	(1,722)	26	447
Foreign	(659)	(753)	(441)
Deferred income tax provision (benefit)	(9,723)	3,512	7,091
Income tax provision	$18,437	$10,465	$10,647

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	3.1	1.6	1.5
Stock-based compensation	10.3	4.8	4.0
Excess tax benefits related to stock-based compensation	(5.4)	(13.8)	(11.2)
Foreign source income	0.4	0.2	0.1
Change in valuation allowance	0.2	0.8	1.1
Foreign-derived intangible income deduction	(7.0)	(1.7)	—
Federal and state research and development credit	(1.9)	(2.6)	(3.7)
Other	(0.1)	—	0.4
Income tax provision	20.6%	10.3%	13.2%

Deferred Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets
Research and development credit carryforwards	$10,743	$16,965
Foreign tax credit carryforwards	933	3,497
Accrued liabilities	1,655	2,019
Deferred revenues	7,250	5,123
Operating lease liabilities	11,777	15,924
Intangible assets	12,377	1,397
Stock-based compensation	4,085	3,907
Other	2,987	720
Gross deferred tax assets	51,807	49,552
Valuation allowance	(11,364)	(11,188)
Net deferred tax assets	40,443	38,364
Deferred tax liabilities
Fixed assets	(3,320)	(7,017)
Operating leases - right of use asset	(9,010)	(13,054)
Deferred commissions	(3,026)	(2,482)
Total deferred tax liabilities	(15,356)	(22,553)
Net deferred tax assets	$25,087	$15,811

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2021. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $11.4 million and $11.2 million against such deferred tax assets as of December 31, 2021 and 2020, respectively. The increase of $0.2 million in valuation allowance was mainly associated with the California research and development credit generated during the year ended December 31, 2021 that will not likely be realized in the foreseeable future.

As of  December 31, 2021, the Company had federal net operating loss carryforwards of approximately $0.7 million available to reduce federal taxable income. The state net operating loss carryforwards are not material. The federal net operating losses begin to expire in 2022. Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2021, the Company had $15.5 million of state research and development credit carryforwards. State research and development credits do not expire. As of December 31, 2021, the Company had foreign tax credit carryforwards of $0.9 million which begin to expire in 2028.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefits beginning balance	$8,855	$7,778	$6,406
Gross increase for tax positions of prior years	—	4	—
Gross decrease for tax positions of prior years	(25)	—	(12)
Gross increase for tax positions of current year	846	1,258	1,384
Lapse of statute of limitations	—	(185)	—
Total unrecognized tax benefits	$9,676	$8,855	$7,778

The unrecognized tax benefits, if recognized, would impact the income tax provision by $4.9 million, $4.6 million and $4.2 million as of December 31, 2021, 2020 and 2019, respectively. The remaining amount would result in the recognition of a corresponding deferred tax asset that is then offset by a full valuation allowance. As of December 31, 2021, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for the years ended December 31, 2021, 2020 and 2019.

The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2001 through 2020 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs.

As of December 31, 2021, the Company has undistributed earnings in certain foreign subsidiaries that the Company has indefinitely reinvested outside the United States. As a result, the Company has not provided for deferred tax liabilities on those earnings. The Company  may be required to pay additional income taxes if the Company repatriates those earnings in the future.

NOTE 13.	Segment and Geographic Area Information

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$250,761	$230,444	$206,555
Foreign	160,411	132,519	115,052
Total revenues	$411,172	$362,963	$321,607

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	December 31,
	2021	2020
	(in thousands)
United States	$66,440	$69,256
India	20,401	24,774
Rest of world	12,029	15,658
Total Long-lived Assets	$98,870	$109,688

NOTE 14.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net income	$70,960	$91,572	$69,336
Denominator:
Basic weighted average shares	39,030	39,167	39,075
Effect of potentially dilutive shares:
Stock options	863	1,262	1,806
Restricted stock units	224	311	403
Employee stock purchase plan	1	—	—
Diluted weighted average shares	$40,118	$40,740	$41,284
Net income per share:
Basic	$1.82	$2.34	$1.77
Diluted	$1.77	$2.25	$1.68

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	534	532	460
Restricted stock units	61	52	52
Total anti-dilutive shares	595	584	512

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

(b) Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		S-1/A	333-182027	3.5	September 12, 2012

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Description of Registrant’s securities		10-K	001-35662	4.2	February 21, 2020

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	2012 Equity Incentive Plan and forms of agreements thereunder.		S-1/A	333-182027	10.2	September 12, 2012

10.3*	Qualys, Inc. 2021 Employee Stock Purchase Plan		8-K	001-35662	10.1	June 11, 2020

10.4*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020.		8-K	001-35662	10.1	May 26, 2020

10.6*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and Allan Peters, dated April 26, 2021.	X

10.8*	Form of Performance-Based Restricted Stock Unit Agreement for Executives under the 2012 Equity Incentive Plan, dated October 28, 2021	X

10.9*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.10*	Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.11*#		Qualys, Inc. 2021 Corporate Bonus Plan.	X

10.12		Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

10.13†		Manufacturing Services Agreement, between Qualys, Inc. and Synnex Corporation, dated March 1, 2011.		S-1/A	333-182027	10.16	September 12, 2012

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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

X

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase	X

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104		Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

	*	Indicates a management contract or compensatory plan or arrangement.
	†	Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.
	#	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 22, 2022.

QUALYS, INC.

By:	/s/ SUMEDH THAKAR
Sumedh Thakar
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ SUMEDH THAKAR	Director, President and Chief Executive Officer (principal executive officer)	February 22, 2022
Sumedh Thakar

/s/ JOO MI KIM	Chief Financial Officer (principal financial officer)	February 22, 2022
Joo Mi Kim

/s/ SAIKAT PAUL	Chief Accounting Officer (principal accounting officer)	February 22, 2022
Saikat Paul

/s/ SANDRA BERGERON	Chair of the Board of Directors	February 22, 2022
Sandra Bergeron

/s/ WILLIAM BERUTTI	Director	February 22, 2022
William Berutti

/s/ JEFFREY P. HANK	Director	February 22, 2022
Jeffrey P. Hank

/s/ GENERAL PETER PACE	Director	February 22, 2022
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 22, 2022
Kristi M. Rogers

/s/ WENDY M. PFEIFFER	Director	February 22, 2022
Wendy M. Pfeiffer

/s/ JOHN A. ZANGARDI	Director	February 22, 2022
John A. Zangardi