Form 10-Q
period 2022-03-31
QUALYS, INC.
filed 2022-05-04
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares of the registrant's common stock outstanding as of April 28, 2022 was 38,834,053.

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

•	The continued spread of Coronavirus Disease 2019 ("COVID-19"), or any similar widespread infectious disease outbreak, could harm our business, financial condition and results of operations.
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
•

Our IT, security and compliance solutions are delivered from 11 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$166,287	$137,328
Short-term marketable securities	290,851	267,960
Accounts receivable, net of allowance of $880 and $793 as of March 31, 2022 and December 31, 2021, respectively	89,294	108,998
Prepaid expenses and other current assets	26,752	32,112
Total current assets	573,184	546,398
Long-term marketable securities	82,360	111,198
Property and equipment, net	63,377	61,854
Operating leases - right of use asset	34,569	37,016
Deferred tax assets, net	29,986	25,087
Intangible assets, net	4,839	6,545
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	17,588	17,814
Total assets	$814,550	$814,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,477	$1,296
Accrued liabilities	37,083	32,504
Deferred revenues, current	266,934	257,872
Operating lease liabilities, current	12,044	12,608
Total current liabilities	318,538	304,280
Deferred revenues, noncurrent	31,117	32,753
Operating lease liabilities, noncurrent	33,284	35,914
Other noncurrent liabilities	4,976	4,898
Total liabilities	387,915	377,845
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 38,875 and 39,112 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	39	39
Additional paid-in capital	485,676	477,323
Accumulated other comprehensive income (loss)	(670)	1,007
Accumulated deficit	(58,410)	(41,655)
Total stockholders’ equity	426,635	436,714
Total liabilities and stockholders’ equity	$814,550	$814,559

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$113,420	$96,756
Cost of revenues	24,002	21,680
Gross profit	89,418	75,076
Operating expenses:
Research and development	23,107	17,749
Sales and marketing	20,142	17,989
General and administrative	12,634	42,043
Total operating expenses	55,883	77,781
Income (loss) from operations	33,535	(2,705)
Other income (expense), net:
Interest expense	—	(4)
Interest income	518	746
Other income (expense), net	(710)	(244)
Total other income (expense), net	(192)	498
Income (loss) before income taxes	33,343	(2,207)
Income tax provision (benefit)	7,933	(2,435)
Net income	$25,410	$228
Net income per share:
Basic	$0.65	$0.01
Diluted	$0.64	$0.01
Weighted average shares used in computing net income per share:
Basic	38,992	39,209
Diluted	40,001	40,430

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$25,410	$228
Other comprehensive income (loss), net of tax
Net change in unrealized losses on available-for-sale debt securities, net of tax	(2,128)	(389)
Net change in unrealized gains on cash flow hedges, net of tax	451	993
Other comprehensive income (loss), net of tax	(1,677)	604
Comprehensive income	$23,733	$832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities:
Net income	$25,410	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,982	9,078
Bad debt expense	141	138
Loss on disposal of property and equipment	5	—
Stock-based compensation	11,745	38,202
Amortization of premiums on marketable securities	762	967
Deferred income taxes	(5,095)	(5,162)
Changes in operating assets and liabilities:
Accounts receivable	19,563	14,819
Prepaid expenses and other assets	6,067	(6,083)
Accounts payable	599	107
Accrued liabilities	3,435	1,686
Deferred revenues	7,426	3,874
Net cash provided by operating activities	79,040	57,854
Cash flow from investing activities:
Purchases of marketable securities	(81,800)	(115,610)
Sales and maturities of marketable securities	84,915	145,044
Purchases of property and equipment	(7,639)	(6,259)
Net cash provided by (used in) investing activities	(4,524)	23,175
Cash flow from financing activities:
Repurchases of common stock	(46,581)	(31,029)
Proceeds from exercise of stock options	2,569	2,264
Payments for taxes related to net share settlement of equity awards	(3,631)	(17,643)
Proceeds from issuance of common stock through employee stock purchase plan	2,086	—
Net cash used in financing activities	(45,557)	(46,408)
Net increase in cash, cash equivalents and restricted cash	28,959	34,621
Cash, cash equivalents and restricted cash at beginning of period	138,528	75,332
Cash, cash equivalents and restricted cash at end of period	$167,487	$109,953

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	25,410	25,410
Other comprehensive loss, net of tax	—	—	—	(1,677)	—	(1,677)
Issuance of common stock upon exercise of stock options	66	—	2,569	—	—	2,569
Repurchase of common stock	(368)	—	(4,416)	—	(42,165)	(46,581)
Issuance of common stock upon vesting of restricted stock units	70	—	—	—	—	—
Taxes related to net share settlement of equity awards	(28)	—	(3,631)	—	—	(3,631)
Issuance of common stock through employee stock purchase plan	23		2,086			2,086
Stock-based compensation	—	—	11,745	—	—	11,745
Balances at March 31, 2022	38,875	$39	$485,676	$(670)	$(58,410)	$426,635

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	228	228
Other comprehensive income, net of tax	—	—	—	604	—	604
Issuance of common stock upon exercise of stock options	69	—	2,264	—	—	2,264
Repurchase of common stock	(269)	—	(3,232)	—	(27,797)	(31,029)
Issuance of common stock upon vesting of restricted stock units	305	—	—	—	—	—
Taxes related to net share settlement of equity awards	(155)	—	(17,643)	—	—	(17,643)
Stock-based compensation	—	—	38,202	—	—	38,202
Balances at March 31, 2021	39,203	$39	$420,950	$120	$(24,001)	$397,108

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2022 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, the Company temporarily modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. While the Company has resumed in-office work, employee travel, and in-person events and meetings, the Company will continue to actively monitor the situation and may take actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the COVID-19 pandemic to date and does not expect the pandemic will have a significant impact on the Company's business in 2022, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of the Company's customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

None.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company does not believe any new accounting pronouncements issued by the FASB that have not become effective will have a material impact on its condensed consolidated financial statements.

There have been no material changes to the Company’s significant accounting policies set forth in "Note 1" of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company's cash and cash equivalents, and marketable securities consist of the following:

	March 31, 2022
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$89,526	$—	$—	$89,526
Money market funds	67,811	—	—	67,811
Commercial paper	8,951	—	(1)	8,950
Total	166,288	—	(1)	166,287
Short-term marketable securities:
Commercial paper	14,619	—	(28)	14,591
Corporate bonds	43,756	19	(179)	43,596
Asset-backed securities	3,708	—	(1)	3,707
U.S. Treasury and government agencies	229,076	—	(1,121)	227,955
Foreign government	1,002	—	—	1,002
Total	292,161	19	(1,329)	290,851
Long-term marketable securities:
Corporate bonds	43,266	10	(765)	42,511
Asset-backed securities	18,482	2	(92)	18,392
U.S. Treasury and government agencies	21,613	—	(156)	21,457
Total	83,361	12	(1,013)	82,360
Total	$541,810	$31	$(2,343)	$539,498

	December 31, 2021
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,220	$—	$—	$61,220
Money market funds	75,258	—	—	75,258
Commercial paper	850	—	—	850
Total	137,328	—	—	137,328
Short-term marketable securities:(1)
Commercial paper	18,046	—	—	18,046
Corporate bonds	28,869	101	(7)	28,963
Asset-backed securities	3,952	—	—	3,952
U.S. Treasury and government agencies	217,160	2	(163)	216,999
Total	268,027	103	(170)	267,960
Long-term marketable securities:
Corporate bonds	57,762	160	(182)	57,740
Asset-backed securities	14,941	6	(36)	14,911
U.S. Treasury and government agencies	37,664	—	(136)	37,528
Foreign government	1,007	12	—	1,019
Total	111,374	178	(354)	111,198
Total	$516,729	$281	$(524)	$516,486

(1) Revised for correction of classification of amounts and security types disclosed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

As of March 31, 2022 the total unrealized loss from marketable securities that had been in a continuous unrealized loss position for 12 months or longer was not material. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss. As of December 31, 2021, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$67,811	$—	$67,811
Commercial paper	—	23,541	23,541
Corporate bonds	—	86,107	86,107
Asset-backed securities	—	22,099	22,099
U.S. Treasury and government agencies	—	249,412	249,412
Foreign government	—	1,002	1,002
Total	$67,811	$382,161	$449,972

	December 31, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$75,258	$—	$75,258
Commercial paper	—	18,896	18,896
Corporate bonds	—	86,703	86,703
Asset-backed securities	—	18,863	18,863
U.S. Treasury and government agencies	—	254,527	254,527
Foreign government	—	1,019	1,019
Total	$75,258	$380,008	$455,266

The following summarizes the fair value of marketable securities by contractual maturity:

	March 31, 2022
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$23,541	$—	$—	$23,541
Corporate bonds	43,595	28,355	14,157	86,107
Asset-backed securities	3,708	6,584	11,807	22,099
U.S. Treasury and government agencies	227,955	15,980	5,477	249,412
Foreign government	1,002	—	—	1,002
Total	$299,801	$50,919	$31,441	$382,161

Derivative Financial Instruments

Designated cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuations from certain forecasted subscription revenue orders billed in British Pound ("GBP") and Euro and operating expenses incurred in Indian Rupee ("INR"), which are designated as cash flow hedges. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.

As of  March 31, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €28.8 million, £9.4 million and Rs.3,116.4 million. As of  December 31, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €29.8 million, £9.4 million and Rs.2,955.3 million. As of March 31, 2022, a net amount of unrealized gain of $1.7 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of March 31, 2022, the net amount of unrealized loss on the foreign currency forward contracts for INR reported in AOCI was not material.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cash flow hedges.

As of  March 31, 2022, the Company had non-designated forward contracts with notional amounts of €38.2 million, £18.4 million, Rs.147.6 million, Canadian Dollar ("C$") 3.6 million and Swiss Franc ("CHF") 1.0 million. As of  December 31, 2021, the Company had non-designated forward contracts with notional amounts of €34.5 million, £11.6 million, Rs.74.9 million, C$2.5 million and CHF1.0 million.

The following summarizes derivative financial instruments as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$1,652	$1,737
Foreign currency forward contracts not designated as hedging instruments	1,394	1,599
Total	$3,046	$3,336
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(201)	$(181)
Foreign currency forward contracts not designated as hedging instruments	(294)	(207)
Total	$(495)	$(388)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net gains from non-designated forward contracts	$1,155	$1,085
Other foreign currency transaction losses	(1,818)	(1,258)
Total foreign exchange losses, net	(663)	(173)
Other income (expense)	(47)	(71)
Other income (expense), net	$(710)	$(244)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,070)	648	(1,422)
Net gains reclassified into income during the period	-	(60)	(60)
Income tax provision	(58)	(137)	(195)
Net change during the period	(2,128)	451	(1,677)
Balances at March 31, 2022	(2,313)	1,643	(670)

Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(501)	1,092	591
Net losses reclassified into income during the period	8	192	200
Income tax benefit (provision)	104	(291)	(187)
Net change during the period	(389)	993	604
Balances at March 31, 2021	835	(715)	120

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$—	$(8)

Reclassification of AOCI - Cash flow hedges
Revenues	$(46)	$(217)
Cost of revenues	23	5
Research and development expenses	68	17
Sales and marketing expenses	4	1
General and administrative expenses	11	2
Total	$60	$(192)

NOTE 4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Computer equipment	$169,746	$161,809
Computer software	25,805	25,807
Leasehold improvements	21,000	21,092
Scanner appliances	16,939	16,510
Furniture, fixtures and equipment	6,429	6,479
Total property and equipment	239,919	231,697
Less: accumulated depreciation and amortization	(176,542)	(169,843)
Property and equipment, net	$63,377	$61,854

As of  March 31, 2022 and December 31, 2021, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $7.0 million and $5.3 million, respectively, including assets that had not been placed in service of $3.5 million and $1.3 million, respectively. Depreciation and amortization expenses relating to property and equipment were $7.1 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $100.0 million and $83.5 million were recognized during the three months ended March 31, 2022 and 2021, respectively, which amounts were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2022:

(in thousands)
2022 (remaining nine months)	$116,288
2023	114,911
2024	45,138
2025	3,980
2026	669
2027 and thereafter	167
Total	$281,153

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

Revenues by sales channel are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Direct	$66,452	$57,952
Partner	46,968	38,804
Total	$113,420	$96,756

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

Deferred costs to obtain contracts are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Current	$4,321	$4,223
Noncurrent	$8,511	$8,391

For the three months ended March 31, 2022 and 2021, the Company recognized $1.2 million and $0.9 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			March 31, 2022
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	0.7	$28,556	$(24,081)	$4,475
Patent licenses	14.0	2.4	1,387	(1,146)	241
Non-compete agreements	2.0	0.3	500	(417)	83
Total intangibles subject to amortization			$30,443	$(25,644)	4,799
Intangible assets not subject to amortization					40
Total intangible assets, net					$4,839

			December 31, 2021
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	0.9	$28,556	$(22,463)	$6,093
Patent licenses	14.0	2.7	1,387	(1,121)	266
Non-compete agreements	2.0	0.6	500	(354)	146
Total intangibles subject to amortization			$30,443	$(23,938)	6,505
Intangible assets not subject to amortization					40
Total intangible assets, net					$6,545

Intangible asset amortization expense was $1.7 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of March 31, 2022, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2022 (remaining nine months)	$3,357
2023	590
2024	452
2025	240
2026	160
Total expected future amortization expense	$4,799

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.6 million for each of the three months ended March 31, 2022 and 2021.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash payments included in the measurement of lease liabilities	$4,035	$3,308
Lease liabilities arising from obtaining right-of-use assets	$638	$39

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	3.2	3.3
Weighted average discount rate	4.8%	4.8%

NOTE 8.	Commitments and Contingencies

Purchase Obligation

The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of  March 31, 2022, the remaining purchase commitments for future periods are as follows:

(in thousands)
2022 (remaining nine months)	$14,671
2023	14,455
2024	10,943
2025	11,762
2026	11,762
2027 and thereafter	14,000
Total	$77,593

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

Equity Incentive Plans

2000 Equity Incentive Plan

Under the 2000 Equity Incentive Plan (the "2000 Plan"), the Company was authorized to grant to eligible participants either incentive stock options ("ISOs") or non-statutory stock options (“NSOs”). The 2000 Plan was terminated in connection with the closing of the Company's initial public offering, and accordingly, no shares are currently available for grant under the 2000 Plan. The 2000 Plan continues to govern outstanding awards granted thereunder.

2012 Equity Incentive Plan

Under the 2012 Equity Incentive Plan (the "2012 Plan"), the Company is authorized to grant to eligible participants ISOs, NSOs, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance units and performance shares. During the three months ended March 31, 2022, 1,956 thousand shares were added to the 2012 Plan pursuant to an automatic annual increase provision in the plan. As of March 31, 2022, 9,981 thousand shares were available for grant under the 2012 Plan.

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

During the three months ended March 31, 2022, 22.5 thousand shares were issued in connection with the purchase of common stock by participating employees. As of March 31, 2022, 577.5 thousand shares were available for future purchases.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cost of revenues	$1,080	$875
Research and development	3,287	2,215
Sales and marketing	2,031	1,628
General and administrative	5,347	33,484
Total stock-based compensation	$11,745	$38,202

As of March 31, 2022, the Company had unrecognized stock-based compensation expenses of $17.7 million, $67.2 million, $4.2 million, and $0.7 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.8 years, 2.7 years, 1.9 years, and 0.4 years, respectively.

Performance-based Restricted Stock Units ("PSUs") and Performance-based Stock Options

        On October 28, 2021, the compensation committee of the Company's board of directors (Compensation Committee) granted to certain executive officers of the Company equity awards consisting of RSUs and an aggregate number of 73 thousand PSUs, which represents the target number of PSUs allocated to awards that are divided into three equal tranches, with each tranche covering one-year performance period for the calendar years 2022, 2023, and 2024, respectively. The actual number of PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of performance metrics related to revenue growth and adjusted EBITDA margin corresponding to that year, which are established by the Compensation Committee before the commencement of each year. The vesting and release of the first and second tranche is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third tranche. If any of the executive officers is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past tranches along with any target number of unvested PSUs for any remaining tranches will vest immediately. Since the performance metrics for the second and third tranches of these PSUs have not been established as of March 31, 2022, the grant date has not been determined and no expenses have been recognized for the respective tranches.

On April 27, 2021, the Compensation Committee granted to the Company’s President and Chief Executive Officer an equity award consisting of RSUs and a target number of 9,671 PSUs. The PSUs are scheduled to vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of PSUs eligible to vest range from 0% to 200% of the target number, depending on the level of achievement of performance metrics related to revenue growth and free cash flow per share growth during the performance period. If the Company's President and Chief Executive Officer is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of the award will vest, with any vesting in connection with terminations due to change in control conditioned upon the effectiveness of a release of claims in favor of the Company.

  The Company recognized $0.8 million of stock-based compensation expenses related to all PSUs during the three months ended March 31, 2022.

On  March 19, 2021, the Company’s former chief executive officer, Philippe Courtot ("Mr. Courtot"), resigned from the Company due to health issues. The Compensation Committee determined that Mr. Courtot’s termination of employment was on account of disability. In accordance with the equity award agreements of Mr. Courtot's then outstanding awards, all eligible outstanding RSUs, PSUs and performance-based stock options held by Mr. Courtot became immediately vested as of the date of his termination of employment. As a result, the Company recognized $27.3 million of stock-based compensation expense due to the accelerated vesting in the condensed consolidated statements of operations during the three months ended March 31, 2021.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2021	1,838	$66.05	6.0	$130,791
Granted	133	$129.01
Exercised	(66)	$38.79
Canceled	(44)	$111.66
Balance as of March 31, 2022	1,861	$70.46	6.0	$133,922
Vested and expected to vest - March 31, 2022	1,676	$65.63	5.7	$128,682
Exercisable - March 31, 2022	1,163	$45.89	4.3	$112,258

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

			Weighted Average
			Grant Date
	Outstanding		Fair Value
	RSUs		Per Share
	(in thousands)
Balance as of December 31, 2021	917	(1)	$104.78
Granted	47		$129.01
Vested	(70)		$97.24
Canceled	(43)		$108.92
Balance as of March 31, 2022	851	(1)	$106.12
Outstanding and expected to vest - March 31, 2022	758		$105.23

(1) Includes 34 thousand PSUs granted to certain executive officers in 2021.

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
Total as of March 31, 2022	$700.0

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

During the three months ended March 31, 2022 and 2021, the Company repurchased 368 thousand shares and 269 thousand shares of its common stock for approximately $46.6 million and $31.0 million, respectively. As of March 31, 2022, approximately $225.2 million remained available for share repurchases pursuant to the Company's share repurchase program.

   On May 4, 2022, the Company announced that its board of directors authorized an additional $200.0 million to the original share repurchase program authorization, increasing the total amount of authorized repurchase to $900.0 million.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$25,410	$228
Denominator:
Basic weighted average shares	38,992	39,209
Effect of potentially dilutive shares:
Stock options	770	870
Restricted stock units	236	351
Employee stock purchase plan	3	—
Diluted weighted average shares	40,001	40,430
Net income per share:
Basic	$0.65	$0.01
Diluted	$0.64	$0.01

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Stock options	601	373
Restricted stock units	—	40
Employee stock purchase plan	8	—
Total anti-dilutive shares	609	413

NOTE 11.	Income Taxes

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

The Company recorded an income tax provision of $7.9 million and an income tax benefit of $2.4 million for the three months ended March 31, 2022 and 2021, respectively, resulting in an effective tax rate of 23.8% and 110.3%, respectively. The increase in income tax provision for the three months ended March 31, 2022 compared to the three months ended  March 31, 2021 was primarily due to the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022 and a decrease in stock-based compensation expense due to the accelerated vesting of Mr. Courtot's equity awards in the three months ended March 31, 2021.

As of March 31, 2022, the Company had unrecognized tax benefits of $9.9 million, of which $5.1 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2021, the Company had unrecognized tax benefits of $9.7 million, of which $4.9 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
United States	$67,476	$60,132
Foreign	45,944	36,624
Total revenues	$113,420	$96,756

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
United States	$67,394	$66,440
India	19,375	20,401
Rest of world	11,177	12,029
Total	$97,946	$98,870

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The results, events and circumstances reflected in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the U.S. Securities and Exchange Commission (SEC). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the three months ended March 31, 2022 and 2021, approximately 59% and 62%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we temporarily modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. While we have resumed in-office work, employee travel, and in-person events and meetings, we will continue to actively monitor the situation and may take actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. While we have not incurred significant disruptions from the COVID-19 pandemic to date and do not expect the pandemic will have a significant impact on our business in 2022, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of the Company's customers and partners. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

	Three Months Ended
	March 31,
	2022	2021
Revenues	100%	100%
Cost of revenues	21	22
Gross profit	79	78
Operating expenses:
Research and development	21	18
Sales and marketing	18	19
General and administrative	11	44
Total operating expenses	50	81
Income (loss) from operations	29	(3)
Total other income (expense), net	—	1
Income (loss) before income taxes	29	(2)
Income tax provision (benefit)	7	(2)
Net income	22%	0%

Comparison of Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenues	$113,420	$96,756	$16,664	17.2%

Revenues increased by $16.7 million for the three months ended March 31, 2022 compared to the same period in 2021, due to an increase in IT Security, Compliance, Web Application Security, Asset Management, Container Security, and Vulnerability Management subscriptions. The revenue growth was primarily from an increase in renewal and sales to new customers in the three months ended March 31, 2022 compared to the same period in 2021. Of the total increase of $16.7 million, $7.4 million was from customers in the United States and $9.3 million was from customers in foreign countries. Of the total increase of $16.7 million, $8.5 million was direct and $8.2 million was from partners. In the three months ended March 31, 2022, 59% of total revenue was direct and 41% of total revenue was through partners. In the three months ended March 31, 2021, 60% of total revenue was direct and 40% of total revenue was through partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues	$24,002	$21,680	$2,322	10.7%

Cost of revenues increased by $2.3 million for the three months ended March 31, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $1.4 million, an increase in allocated IT and facility costs of $0.4 million, driven by additional employees hired to support the growth of our business, and an increase in professional service expense of $0.4 million.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$23,107	$17,749	$5,358	30.2%

Research and development expenses increased by $5.4 million for the three months ended March 31, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $4.3 million driven by increased headcounts including hiring in senior management, and an increase in allocated IT and facility costs of $0.7 million, subscribed license and software costs of $0.2 million, and professional service expense of $0.2 million, driven by higher level of research and development efforts.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$20,142	$17,989	$2,153	12.0%

Sales and marketing expenses increased by $2.2 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to an increase in marketing related expense of $1.2 million as result of increased marketing activities, an increase in commission expense of $0.4 million driven by higher revenues, and an increase in professional service expense of $0.4 million and subscribed license and software costs of $0.2 million, driven by increased level of sales and marketing efforts.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$12,634	$42,043	$(29,409)	(69.9)%

General and administrative expenses decreased by $29.4 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the decrease in stock-based compensation expense of $27.3 million as a result of accelerated vesting of Mr. Courtot's equity awards in the first quarter of 2021 and a decrease in legal fees of $1.9 million.

Total other income (expense), net

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Total other income (expense), net	$(192)	$498	$(690)	(138.6)%

Total other income (expense), net decreased by $0.7 million for the three months ended March 31, 2022, respectively, compared to the same periods in 2021, due to a decrease in interest income driven by lower yield and an increase in foreign exchange loss.

Income tax provision (benefit)

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$7,933	$(2,435)	$10,368	(425.8)%
Effective tax rate	23.8%	110.3%

Income tax provision increased by $10.4 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the effects of tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022 and a decrease in stock-based compensation expense due to the accelerated vesting of Mr. Courtot's equity awards in the three months ended March 31, 2021.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net income	$25,410	$228
Depreciation and amortization of property and equipment	7,276	7,433
Amortization of intangible assets	1,706	1,645
Income tax provision (benefit)	7,933	(2,435)
Stock-based compensation	11,745	38,202
Total other income (expense), net	192	(498)
Adjusted EBITDA	$54,262	$44,575
Percentage of revenues	48%	46%

Liquidity and Capital Resources

As of March 31, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $539.5 million, including $86.2 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash provided by operating activities	$79,040	$57,854
Cash provided by (used in) investing activities	(4,524)	23,175
Cash used in financing activities	(45,557)	(46,408)
Net increase in cash, cash equivalents and restricted cash	$28,959	$34,621

Operating Activities

         During the three months ended March 31, 2022, we generated $41.9 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $43.5 million during the three months ended March 31, 2021. In addition, we also generated $37.1 million of cash from working capital change during the three months ended March 31, 2022, of which $27.0 million was related to net increase in deferred revenue and net decrease in accounts receivable as a result of our continued growth in billing and collection and $9.6 million was related to income tax overpayments in the prior year that were applied to the current year income tax liabilities. During the three months ended March 31, 2021, we generated $14.4 million of cash from working capital change, which was also mainly related to deferred revenue and accounts receivable due to continued growth in billing and collection, partially offset by an increase of cash flow hedge receivable and higher prepaid expenses.

Investing Activities

        During the three months ended March 31, 2022, we generated $3.1 million of cash from maturity of marketable securities investment net of purchase, and used $7.6 million of cash in capital expenditures mainly related to computer equipment to support our growth and development, as compared to $29.4 million of cash provided by maturity of marketable securities investment net of purchase, and $6.2 million of cash used in capital expenditures during the three months ended March 31, 2021.

Financing Activities

       During the three months ended March 31, 2022, we used $46.6 million of cash for share repurchases and $3.6 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, and received $2.6 million of proceeds from employee exercise of stock options and $2.1 million of proceeds from issuance of common stock through our ESPP, as compared to $31.0 million of cash used for share repurchases, $17.6 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, and $2.2 million of cash received from employee exercise of stock options during the three months ended March 31, 2021.

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

     Share Repurchases

      We expect to continue to use cash to repurchase shares under our share repurchase program authorized by our board of directors on February 5, 2018. On May 4, 2022, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $900.0 million. As of March 31, 2022, approximately $225.2 million remained available under our share repurchase program. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

    Purchase Commitments

     Our cash requirements from purchase commitments were included in the purchase obligations disclosed in Note 8 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

     As of March 31, 2022, other than the changes previously described in the “Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

         There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP, INR, Canadian Dollar and CHF, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operation expenses and foreign currency denominated assets or liabilities. As of March 31, 2022, we had designated cash flow hedge forward contracts with notional amounts of €28.8 million, £9.4 million and Rs.3,116.4 million and non-designated forward contracts with notional amounts of €38.2 million, £18.4 million, Rs.147.6 million, C$3.6 million and CHF1.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $539.5 million in cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2022. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, commercial paper corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of March 31, 2022, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $2.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2022, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

In December 2019, an outbreak of COVID-19 originated in Wuhan, China and has since spread to countries around the world. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The continued spread of COVID-19 and the resurgence of infection rates in certain regions has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The pandemic has significantly increased economic and demand uncertainty and disrupted the global supply chain. The pandemic has caused, and will like continue to contribute to, an economic slowdown, and it is possible that it could cause a global recession, which could decrease demand for our solutions and negatively impact our operating results. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

The ultimate extent of the impact of COVID-19 on our business, financial position, results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time, including but not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, financial position, results of operations and cash flows. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it continue to persist for an extended period of time. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, partners, and customers.

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

We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), ransomware, social engineering, denial of service attacks, and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. We and our service providers have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. For example, in December 2020, we were notified by a service provider, Accellion, of a zero-day vulnerability affecting an Accellion FTA server that we deployed to transfer information as part of our customer support system. In response to this incident, we engaged third-party forensic experts to investigate and determined that attackers illegally obtained certain information from the Accellion FTA server. We notified affected customers, as we deemed was required or appropriate. We have incurred costs to respond to this incident and may continue to incur costs to support our efforts to enhance our security measures. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations and services.

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

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe and geopolitical turmoil in many parts of the world, including the ongoing military conflict between Russia and Ukraine, have and may continue to put pressure on global economic conditions and overall spending on IT security. Further, current or future governmental policies may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our customers' available budgetary spending, which could lead to delays in planned purchases of our solutions.

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

Our IT, security and compliance solutions are delivered from 11 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

We currently host substantially all of our solutions from third-party shared cloud platforms located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

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

Additionally, our existing shared cloud platform providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms or if in the future we add additional shared cloud platform providers, we may experience costs or downtime in connection with the loss of an existing facility or the transfer to, or addition of, new facilities.

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

We compete with large and small public companies, such as Belden (Tripwire), Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Invicti, Ivanti, Tanium, Trustwave Holdings and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Our success significantly depends upon establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2022, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of March 31, 2022, approximately 76% of our employees were located outside of the United States, with 67% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2022, we incurred approximately 28% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2022, approximately 24% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. Our revenues grew from $321.6 million in 2019 to $411.2 million in 2021, and our headcount increased from 1,194 employees at the beginning of 2019 to 1,876 employees as of March 31, 2022. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired certain intellectual property of Spell Security on July 24, 2020, and certain intellectual property of TotalCloud on August 19, 2021. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

Our operations in Russia and Belarus have been and may continue to be negatively affected by Russia’s invasion of Ukraine and related sanctions imposed in response.

As a result of Russia's invasion of Ukraine in February 2022, we have suspended services to all customers in Russia and Belarus, effective March 2022, and we have made other adjustments to our operations in the region in light of U.S. and international sanctions. These sanctions continue in place and changes to them or additional measures implemented by the U.S. government or other applicable authorities could further affect our sales and operations in the region. Revenue from our operations in Russia and Belarus was not material during the three months ended March 31, 2022 and during the twelve months ended December 31, 2021.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2022, we had approximately 38.9 million shares of our common stock outstanding.

In addition, as of March 31, 2022, there were approximately 0.9 million restricted stock units and options to purchase approximately 1.9 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2022, we had an aggregate of 10.0 million shares of our common stock reserved for future issuance under our 2012 Equity Incentive Plan and 0.6 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance stockholder value, and any stock repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced a $100.0 million stock repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $900.0 million to date. Although our board of directors authorized this stock repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. During the three months ended March 31, 2022, we repurchased 0.4 million shares of our common stock for approximately $46.6 million. As of March 31, 2022, approximately $225.2 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended March 31, 2022 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price Paid	as Part of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	per Share	Plan or Program (1)	under the Plan or Program (2)
January 1 - January 31, 2022	118,000	$126.31	118,000	$256,919,903
February 1 - February 28, 2022	118,500	$122.92	118,500	$242,354,471
March 1 - March 31, 2022	131,094	$130.52	131,094	$225,243,808
Total	367,594		367,594

(1) On February 5, 2018, our board of directors authorized a $100.0 million two-year share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on November 3, 2021, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $700.0 million as of March 31, 2022. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

(2) Does not reflect the $200 million increase to our share repurchase program announced on May 4, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 4, 2022.

QUALYS, INC.
By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial officer)

By:	/s/ ARJET SKENDULI
Name: Arjet Skenduli
Title: Chief Accounting Officer
(principal accounting officer)