Form 10-Q
period 2022-06-30
QUALYS, INC.
filed 2022-08-08
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares of the registrant's common stock outstanding as of August 1, 2022 was 38,363,617.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$120,965	$137,328
Short-term marketable securities	298,124	267,960
Accounts receivable, net of allowance of $978 and $793 as of June 30, 2022 and December 31, 2021, respectively	97,692	108,998
Prepaid expenses and other current assets	34,959	32,112
Total current assets	551,740	546,398
Long-term marketable securities	80,122	111,198
Property and equipment, net	57,830	61,854
Operating leases - right of use asset	33,451	37,016
Deferred tax assets, net	35,426	25,087
Intangible assets, net	3,365	6,545
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	18,430	17,814
Total assets	$789,011	$814,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,132	$1,296
Accrued liabilities	37,987	32,504
Deferred revenues, current	275,725	257,872
Operating lease liabilities, current	11,545	12,608
Total current liabilities	327,389	304,280
Deferred revenues, noncurrent	28,358	32,753
Operating lease liabilities, noncurrent	31,335	35,914
Other noncurrent liabilities	5,091	4,898
Total liabilities	392,173	377,845
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 38,517 and 39,112 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	39	39
Additional paid-in capital	493,725	477,323
Accumulated other comprehensive income (loss)	(625)	1,007
Accumulated deficit	(96,301)	(41,655)
Total stockholders’ equity	396,838	436,714
Total liabilities and stockholders’ equity	$789,011	$814,559

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$119,893	$99,702	$233,313	$196,458
Cost of revenues	25,046	21,552	49,048	43,232
Gross profit	94,847	78,150	184,265	153,226
Operating expenses:
Research and development	24,791	19,805	47,898	37,554
Sales and marketing	23,730	17,770	43,872	35,759
General and administrative	13,333	11,213	25,967	53,256
Total operating expenses	61,854	48,788	117,737	126,569
Income from operations	32,993	29,362	66,528	26,657
Other income (expense), net:
Interest expense	—	—	—	(4)
Interest income	839	567	1,357	1,313
Other income (expense), net	(1,710)	(80)	(2,420)	(324)
Total other income (expense), net	(871)	487	(1,063)	985
Income before income taxes	32,122	29,849	65,465	27,642
Income tax provision	5,526	8,707	13,459	6,272
Net income	$26,596	$21,142	$52,006	$21,370
Net income per share:
Basic	$0.69	$0.54	$1.34	$0.55
Diluted	$0.67	$0.53	$1.31	$0.53
Weighted average shares used in computing net income per share:
Basic	38,738	39,099	38,864	39,154
Diluted	39,689	40,077	39,844	40,253

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$26,596	$21,142	$52,006	$21,370
Other comprehensive income (loss), net of tax
Net change in unrealized losses on available-for-sale debt securities, net of tax	(933)	(202)	(3,061)	(591)
Net change in unrealized gains on cash flow hedges, net of tax	978	(183)	1,429	810
Other comprehensive income (loss), net of tax	45	(385)	(1,632)	219
Comprehensive income	$26,641	$20,757	$50,374	$21,589

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities:
Net income	$52,006	$21,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,552	17,869
Bad debt expense	297	152
Loss on disposal of property and equipment	5	12
Stock-based compensation	24,565	46,755
Amortization of premiums on marketable securities	1,158	2,029
Deferred income taxes	(10,861)	(722)
Changes in operating assets and liabilities:
Accounts receivable	11,009	13,983
Prepaid expenses and other assets	(1,085)	(6,014)
Accounts payable	917	947
Accrued liabilities	3,830	3,032
Deferred revenues	13,458	12,827
Net cash provided by operating activities	112,851	112,240
Cash flow from investing activities:
Purchases of marketable securities	(177,171)	(201,411)
Sales and maturities of marketable securities	173,922	205,143
Purchases of property and equipment	(11,150)	(12,911)
Proceeds from disposal of property and equipment	—	6
Net cash used in investing activities	(14,399)	(9,173)
Cash flow from financing activities:
Repurchases of common stock	(117,813)	(63,252)
Proceeds from exercise of stock options	9,073	4,438
Payments for taxes related to net share settlement of equity awards	(8,161)	(21,017)
Proceeds from issuance of common stock through employee stock purchase plan	2,086	—
Principal payments under finance lease obligations	—	(90)
Net cash used in financing activities	(114,815)	(79,921)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,363)	23,146
Cash, cash equivalents and restricted cash at beginning of period	138,528	75,332
Cash, cash equivalents and restricted cash at end of period	$122,165	$98,478

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	25,410	25,410
Other comprehensive loss, net of tax	—	—	—	(1,677)	—	(1,677)
Issuance of common stock upon exercise of stock options	66	—	2,569	—	—	2,569
Repurchase of common stock	(368)	—	(4,416)	—	(42,165)	(46,581)
Issuance of common stock upon vesting of restricted stock units	70	—	—	—	—	—
Taxes related to net share settlement of equity awards	(28)	—	(3,631)	—	—	(3,631)
Issuance of common stock through employee stock purchase plan	23		2,086			2,086
Stock-based compensation	—	—	11,745	—	—	11,745
Balances at March 31, 2022	38,875	$39	$485,676	$(670)	$(58,410)	$426,635
Net income	—	—	—	—	26,596	26,596
Other comprehensive income, net of tax	—	—	—	45	—	45
Issuance of common stock upon exercise of stock options	146	—	6,504	—	—	6,504
Repurchase of common stock	(561)	—	(6,745)	—	(64,487)	(71,232)
Issuance of common stock upon vesting of restricted stock units	90	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(4,530)	—	—	(4,530)
Stock-based compensation	—	—	12,820	—	—	12,820
Balances at June 30, 2022	38,517	$39	$493,725	$(625)	$(96,301)	$396,838

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	228	228
Other comprehensive income, net of tax	—	—	—	604	—	604
Issuance of common stock upon exercise of stock options	69	—	2,264	—	—	2,264
Repurchase of common stock	(269)	—	(3,232)	—	(27,797)	(31,029)
Issuance of common stock upon vesting of restricted stock units	305	—	—	—	—	—
Taxes related to net share settlement of equity awards	(155)	—	(17,643)	—	—	(17,643)
Stock-based compensation	—	—	38,202	—	—	38,202
Balances at March 31, 2021	39,203	$39	$420,950	$120	$(24,001)	$397,108
Net income	—	—	—	—	21,142	21,142
Other comprehensive loss, net of tax	—	—	—	(385)	—	(385)
Issuance of common stock upon exercise of stock options	57	—	2,174	—	—	2,174
Repurchase of common stock	(316)	—	(3,796)	—	(28,427)	(32,223)
Issuance of common stock upon vesting of restricted stock units	84	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(3,374)	—	—	(3,374)
Stock-based compensation	—	—	8,553	—	—	8,553
Balances at June 30, 2021	38,995	$39	$424,507	$(265)	$(31,286)	$392,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.	Description of Business and Summary of Significant Accounting Policies

Description of Business

Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a leading provider of cloud-based information technology ("IT"), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on its Qualys Cloud Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2022 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, the Company temporarily modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. While the Company has resumed in-office work, employee travel, and in-person events and meetings, the Company will continue to actively monitor the situation and may take actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the ongoing COVID-19 pandemic to date and does not expect the pandemic will have a significant impact on the Company's business throughout the remainder of 2022, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of the Company's customers and partners. The Company will continue to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

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

The Company's cash and cash equivalents, and marketable securities consist of the following:

	June 30, 2022
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$84,920	$—	$—	$84,920
Money market funds	35,046	—	—	35,046
Commercial paper	999	—	—	999
Total	120,965	—	—	120,965
Short-term marketable securities:
Commercial paper	32,137	—	(37)	32,100
Corporate bonds	38,525	3	(343)	38,185
Asset-backed securities	5	—	—	5
U.S. Treasury and government agencies	228,376	—	(1,545)	226,831
Foreign government	1,007	—	(4)	1,003
Total	300,050	3	(1,929)	298,124
Long-term marketable securities:
Corporate bonds	36,998	—	(991)	36,007
Asset-backed securities	23,310	3	(170)	23,143
U.S. Treasury and government agencies	21,137	—	(165)	20,972
Total	81,445	3	(1,326)	80,122
Total	$502,460	$6	$(3,255)	$499,211

	December 31, 2021
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,220	$—	$—	$61,220
Money market funds	75,258	—	—	75,258
Commercial paper	850	—	—	850
Total	137,328	—	—	137,328
Short-term marketable securities:(1)
Commercial paper	18,046	—	—	18,046
Corporate bonds	28,869	101	(7)	28,963
Asset-backed securities	3,952	—	—	3,952
U.S. Treasury and government agencies	217,160	2	(163)	216,999
Total	268,027	103	(170)	267,960
Long-term marketable securities:
Corporate bonds	57,762	160	(182)	57,740
Asset-backed securities	14,941	6	(36)	14,911
U.S. Treasury and government agencies	37,664	—	(136)	37,528
Foreign government	1,007	12	—	1,019
Total	111,374	178	(354)	111,198
Total	$516,729	$281	$(524)	$516,486

(1) Revised for correction of classification of amounts and security types disclosed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

      As of June 30, 2022 the total unrealized loss from marketable securities that had been in a continuous unrealized loss position for 12 months or longer was not material. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss. As of December 31, 2021, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$35,046	$—	$35,046
Commercial paper	—	33,099	33,099
Corporate bonds	—	74,192	74,192
Asset-backed securities	—	23,148	23,148
U.S. Treasury and government agencies	—	247,803	247,803
Foreign government	—	1,003	1,003
Total	$35,046	$379,245	$414,291

	December 31, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$75,258	$—	$75,258
Commercial paper	—	18,896	18,896
Corporate bonds	—	86,703	86,703
Asset-backed securities	—	18,863	18,863
U.S. Treasury and government agencies	—	254,527	254,527
Foreign government	—	1,019	1,019
Total	$75,258	$380,008	$455,266

The following summarizes the fair value of marketable securities by contractual maturity:

	June 30, 2022
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Commercial paper	$33,099	$—	$—	$33,099
Corporate bonds	38,185	26,411	9,596	74,192
Asset-backed securities	5	10,238	12,905	23,148
U.S. Treasury and government agencies	226,831	20,972	—	247,803
Foreign government	1,003	—	—	1,003
Total	$299,123	$57,621	$22,501	$379,245

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

As of  June 30, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €29.4 million, £9.1 million and Rs.3,211.0 million. As of  December 31, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €29.8 million, £9.4 million and Rs.2,955.3 million. As of June 30, 2022, a net amount of unrealized gain of $3.4 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of June 30, 2022, the net amount of unrealized loss on the foreign currency forward contracts for INR reported in AOCI of $1.1 million is expected to be reclassified into operating expense within the next 12 months.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cash flow hedges.

As of  June 30, 2022, the Company had non-designated forward contracts with notional amounts of €38.1 million, £17.1 million, Rs.281.6 million and Canadian Dollar ("C$") 1.1 million. As of  December 31, 2021, the Company had non-designated forward contracts with notional amounts of €34.5 million, £11.6 million, Rs.74.9 million, C$2.5 million and CHF1.0 million.

The following summarizes derivative financial instruments as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$3,260	$1,737
Foreign currency forward contracts not designated as hedging instruments	3,917	1,599
Total	$7,177	$3,336
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(1,150)	$(181)
Foreign currency forward contracts not designated as hedging instruments	(126)	(207)
Total	$(1,276)	$(388)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net gains from non-designated forward contracts	$3,810	$(41)	$4,965	$1,044
Other foreign currency transaction gains (losses)	(5,520)	30	(7,338)	(1,228)
Total foreign exchange losses, net	(1,710)	(11)	(2,373)	(184)
Other expenses	—	(69)	(47)	(140)
Other expense, net	$(1,710)	$(80)	$(2,420)	$(324)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,070)	648	(1,422)
Net gains reclassified into income during the period	-	(60)	(60)
Income tax provision	(58)	(137)	(195)
Net change during the period	(2,128)	451	(1,677)
Balances at March 31, 2022	(2,313)	1,643	(670)
Change in unrealized gains (losses) during the period	(933)	1,548	615
Net gains reclassified into income during the period	-	(244)	(244)
Income tax provision	-	(326)	(326)
Net change during the period	(933)	978	45
Balances at June 30, 2022	(3,246)	2,621	(625)

Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(501)	1,092	591
Net losses reclassified into income during the period	8	192	200
Income tax benefit (provision)	104	(291)	(187)
Net change during the period	(389)	993	604
Balances at March 31, 2021	835	(715)	120
Change in unrealized losses during the period	(273)	(394)	(667)
Net losses reclassified into income during the period	8	152	160
Income tax benefit	63	59	122
Net change during the period	(202)	(183)	(385)
Balances at June 30, 2021	633	(898)	(265)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$—	$(8)	$—	$(16)

Reclassification of AOCI - Cash flow hedges
Revenues	$269	$(456)	$223	$(673)
Cost of revenues	(6)	61	17	66
Research and development expenses	(16)	204	52	221
Sales and marketing expenses	(1)	12	3	13
General and administrative expenses	(2)	27	9	29
Total	$244	$(152)	$304	$(344)

NOTE 4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Computer equipment	$170,945	$161,809
Computer software	25,805	25,807
Leasehold improvements	21,009	21,092
Scanner appliances	16,584	16,510
Furniture, fixtures and equipment	6,434	6,479
Total property and equipment	240,777	231,697
Less: accumulated depreciation and amortization	(182,947)	(169,843)
Property and equipment, net	$57,830	$61,854

As of  June 30, 2022 and December 31, 2021, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $5.0 million and $5.3 million, respectively, including assets that had not been placed in service of $3.6 million and $1.3 million, respectively. Depreciation and amortization expenses relating to property and equipment were $6.9 million for each of the three months ended June 30, 2022 and 2021, and $14.0 million and $14.2 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $75.9 million and $63.5 million were recognized during the three months ended June 30, 2022 and 2021, respectively, which amounts were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively. Revenues of $175.9 million and $147.0 million were recognized during the six months ended June 30, 2022 and 2021, respectively, which amounts were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2022:

(in thousands)
2022 (remaining six months)	$81,069
2023	126,104
2024	54,405
2025	7,507
2026	828
2027 and thereafter	248
Total	$270,161

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

Revenues by sales channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Direct	$70,176	$58,782	$136,628	$116,734
Partner	49,717	40,920	96,685	79,724
Total	$119,893	$99,702	$233,313	$196,458

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

Deferred costs to obtain contracts are as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Current	$4,470	$4,223
Noncurrent	$8,727	$8,391

For the three months ended June 30, 2022 and 2021, the Company recognized $1.2 million and $0.9 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized $2.4 million and $1.8 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			June 30, 2022
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	0.5	$28,556	$(25,468)	$3,088
Patent licenses	14.0	2.2	1,387	(1,171)	216
Non-compete agreements	2.0	0.1	500	(479)	21
Total intangibles subject to amortization			$30,443	$(27,118)	3,325
Intangible assets not subject to amortization					40
Total intangible assets, net					$3,365

			December 31, 2021
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	0.9	$28,556	$(22,463)	$6,093
Patent licenses	14.0	2.7	1,387	(1,121)	266
Non-compete agreements	2.0	0.6	500	(354)	146
Total intangibles subject to amortization			$30,443	$(23,938)	6,505
Intangible assets not subject to amortization					40
Total intangible assets, net					$6,545

Intangible asset amortization expense was $1.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.2 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of June 30, 2022, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2022 (remaining six months)	$1,883
2023	590
2024	452
2025	240
2026	160
Total expected future amortization expense	$3,325

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.8 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, and $7.3 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash payments included in the measurement of lease liabilities	$8,190	$6,853
Lease liabilities arising from obtaining right-of-use assets	$2,486	$1,179

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	2.9	3.3
Weighted average discount rate	4.9%	4.8%

NOTE 8.	Commitments and Contingencies

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

Equity Incentive Plans

Restated 2012 Equity Incentive Plan

      On June 8, 2022 ("Effective Date"), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the "Restated 2012 Plan"). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the previous version of the 2012 Equity Incentive Plan (“Previous 2012 Plan”) will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan.

As of June 30, 2022, 3,089 thousand shares were available for grant under the Restated 2012 Plan.

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

During the six months ended June 30, 2022, 22.5 thousand shares were issued in connection with the purchase of common stock by participating employees. As of June 30, 2022, 577.5 thousand shares were available for future purchases.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenues	$1,273	$841	$2,355	$1,716
Research and development	3,541	2,582	6,828	4,797
Sales and marketing	2,305	1,086	4,334	2,714
General and administrative	5,701	4,044	11,048	37,528
Total stock-based compensation	$12,820	$8,553	$24,565	$46,755

As of June 30, 2022, the Company had unrecognized stock-based compensation expenses of $19.7 million, $70.0 million, $4.0 million, and $0.2 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.8 years, 2.7 years, 1.9 years, and 0.1 years, respectively.

Performance-based Restricted Stock Units ("PSUs") and Performance-based Stock Options

        On October 28, 2021, the compensation committee of the Company's board of directors (Compensation Committee) granted to certain executive officers of the Company equity awards consisting of RSUs and an aggregate number of 73 thousand PSUs, which represents the target number of PSUs allocated to awards that are divided into three equal tranches, with each tranche covering one-year performance period for the calendar years 2022, 2023, and 2024, respectively. The actual number of PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of performance metrics related to revenue growth and adjusted EBITDA margin corresponding to that year, which are established by the Compensation Committee before the commencement of each year. The vesting and release of the first and second tranche is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third tranche. If any of the executive officers is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past tranches along with any target number of unvested PSUs for any remaining tranches will vest immediately. Since the performance metrics for the second and third tranches of these PSUs have not been established as of June 30, 2022, the grant date has not been determined and no expenses have been recognized for the respective tranches.

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

The Company recognized $1.1 million of stock-based compensation expenses related to all PSUs during the three months ended June 30, 2022, and $1.9 million of stock-based compensation expenses related to all PSUs during the six months ended June 30, 2022.

On  March 19, 2021, the Company’s former chief executive officer, Philippe Courtot ("Mr. Courtot"), resigned from the Company due to health issues. The Compensation Committee determined that Mr. Courtot’s termination of employment was on account of disability. In accordance with the equity award agreements covering Mr. Courtot's then outstanding awards, all eligible outstanding RSUs, PSUs and performance-based stock options held by Mr. Courtot became immediately vested as of the date of his termination of employment. As a result, the Company recognized $27.3 million of stock-based compensation expense due to the accelerated vesting in the condensed consolidated statements of operations during the six months ended June 30, 2021.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2021	1,838	$66.05	6.0	$130,791
Granted	278	$135.01
Exercised	(212)	$42.72
Canceled	(89)	$111.97
Balance as of June 30, 2022	1,815	$77.08	6.2	$91,404
Vested and expected to vest - June 30, 2022	1,618	$71.75	5.9	$89,608
Exercisable - June 30, 2022	1,087	$49.76	4.4	$83,037

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

			Weighted Average
			Grant Date
	Outstanding		Fair Value
	RSUs		Per Share
	(in thousands)
Balance as of December 31, 2021	917	(1)	$104.78
Granted	190		$137.19
Vested	(160)		$98.01
Canceled	(83)		$116.12
Balance as of June 30, 2022	864	(1)	$111.89
Outstanding and expected to vest - June 30, 2022	749		$110.04

(1) Includes 34 thousand PSUs granted to certain executive officers in 2021.

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
Total as of June 30, 2022	$900.0

          Shares  may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. All share repurchases have been made using cash resources. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess amount that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the initial public offering price of the stock, with the remaining excess to accumulated deficit.

During the six months ended June 30, 2022 and 2021, the Company repurchased 929 thousand shares and 585 thousand shares of its common stock for approximately $117.8 million and $63.3 million, respectively. As of June 30, 2022, approximately $354.0 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$26,596	$21,142	$52,006	$21,370
Denominator:
Basic weighted average shares	38,738	39,099	38,864	39,154
Effect of potentially dilutive shares:
Stock options	719	831	744	851
Restricted stock units	230	147	233	248
Employee stock purchase plan	2	—	3	—
Diluted weighted average shares	39,689	40,077	39,844	40,253
Net income per share:
Basic	$0.69	$0.54	$1.34	$0.55
Diluted	$0.67	$0.53	$1.31	$0.53

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	688	675	645	524
Restricted stock units	88	153	44	96
Employee stock purchase plan	—	—	4	—
Total anti-dilutive shares	776	828	693	620

NOTE 11.	Income Taxes

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

The Company recorded an income tax provision of $5.5 million and $8.7 million for the three months ended June 30, 2022 and 2021, respectively, resulting in an effective tax rate of 17.2% and 29.2%, respectively. The decrease in income tax provision for the three months ended June 30, 2022 compared to the three months ended  June 30, 2021 was primarily due to higher excess tax benefits arising from stock-based compensation and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022.

The Company recorded an income tax provision of $13.5 million and $6.3 million for the six months ended June 30, 2022 and 2021, respectively, resulting in an effective tax rate of 20.6% and 22.7%, respectively. The increase in income tax provision for the six months ended June 30, 2022 compared to the six months ended  June 30, 2021 was primarily due to an increase in pre-tax income associated with the accelerated vesting of Mr. Courtot's equity awards in the six months ended June 30, 2021, partially offset by an increase in excess tax benefits arising from stock-based compensation and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022.

As of June 30, 2022, the Company had unrecognized tax benefits of $10.1 million, of which $5.1 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2021, the Company had unrecognized tax benefits of $9.7 million, of which $4.9 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

On June 29, 2020, the California governor signed into law the 2020 Budget Act, which temporarily suspends the utilization of net operating losses and limits the utilization of the research credit to $5 million annually for 2020, 2021 and 2022. The Company does not expect a material impact to the condensed consolidated financial statements for the three months or six months ended June 30, 2022 as a result of the 2020 Budget Act.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$71,608	$60,991	$139,084	$121,123
Foreign	48,285	38,711	94,229	75,335
Total revenues	$119,893	$99,702	$233,313	$196,458

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
United States	$62,655	$66,440
India	19,270	20,401
Rest of world	9,356	12,029
Total	$91,281	$98,870

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on our Qualys Cloud Platform enables our customers to identify and manage their IT assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, recommend and implement remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their IT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•

IT Security: Vulnerability Management (VM), Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Certificate Assessment (CRA), SaaS Detection and Response (SaaSDR), Secure Enterprise Mobility (SEM), VMDR Operational Technology (VMDR-OT), Custom Assessment and Response (CAR), Extended Detection and Response (XDR);

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the six months ended June 30, 2022 and 2021, approximately 60% and 62%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we temporarily modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. While we have resumed in-office work, employee travel, and in-person events and meetings, we will continue to actively monitor the situation and may take actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. While we have not incurred significant disruptions from the ongoing COVID-19 pandemic to date and do not expect the pandemic will have a significant impact on our business throughout the remainder of 2022, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of the Company's customers and partners. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our data centers and provide support services to our customers. Other expenses include depreciation of data center equipment, physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of shared cloud platforms, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to expand our shared cloud platform infrastructures and hire additional employees to support our operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses

     Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, software and license fees, amortization of intangibles related to acquisitions and overhead allocations. We expect to continue to invest in additional research and development activities, including hiring engineers and incur outside services, which will increase the research and development expenses in absolute dollars.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%
Cost of revenues	21	22	21	22
Gross profit	79	78	79	78
Operating expenses:
Research and development	21	20	21	19
Sales and marketing	20	18	19	18
General and administrative	11	11	11	27
Total operating expenses	52	49	51	64
Income from operations	27	29	28	14
Total other income (expense), net	—	1	—	—
Income before income taxes	27	30	28	14
Income tax provision	5	9	6	3
Net income	22%	21%	22%	11%

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenues	$119,893	$99,702	$20,191	20.3%	$233,313	$196,458	$36,855	18.8%

Revenues increased by $20.2 million for the three months ended June 30, 2022 compared to the same period in 2021, due to an increase in IT Security, Compliance, Web Application Security, Asset Management, Container Security, and Vulnerability Management subscriptions. The revenue growth was primarily from an increase in upsells to existing customers in the three months ended June 30, 2022 compared to the same period in 2021. Of the total increase of $20.2 million, $10.6 million was from customers in the United States and $9.6 million was from customers in foreign countries. Of the total increase of $20.2 million, $11.4 million was from direct customers and $8.8 million was from partners. In each of the three months ended June 30, 2022 and 2021, 59% of total revenue was direct and 41% of total revenue was through partners.

Revenues increased by $36.9 million for the six months ended June 30, 2022 compared to the same period in 2021, due to an increase in IT Security, Compliance, Web Application Security, Asset Management, Container Security, and Vulnerability Management subscriptions. The revenue growth was primarily from an increase in upsells to existing customers in the six months ended June 30, 2022 compared to the same period in 2021. Of the total increase of $36.9 million, $18.0 million was from customers in the United States and $18.9 million was from customers in foreign countries. Of the total increase of $36.9 million, $19.9 million was from direct customers and $17.0 million was from partners. In each of the six months ended June 30, 2022 and 2021, 59% of total revenue was direct and 41% of total revenue was through partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues	$25,046	$21,552	$3,494	16.2%	$49,048	$43,232	$5,816	13.5%

Cost of revenues increased by $3.5 million for the three months ended June 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $2.9 million, driven by additional employees hired to support the growth of our business, an increase in subscribed license and software costs of $0.4 million and an increase in professional service expense of $0.2 million.

Cost of revenues increased by $5.8 million for the six months ended June 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $4.7 million, driven by additional employees hired to support the growth of our business, an increase in subscribed license and software costs of $0.6 million and an increase in professional service expense of $0.6 million.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$24,791	$19,805	$4,986	25.2%	$47,898	$37,554	$10,344	27.5%

Research and development expenses increased by $5.0 million for the three months ended June 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $4.2 million, driven by increased headcount including hiring in senior management, an increase in professional service expense of $0.3 million, an increase in subscribed license and software costs of $0.2 million and an increase in shared cloud platform cost of $0.2 million, driven by higher level of research and development efforts.

Research and development expenses increased by $10.3 million for the six months ended June 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $9.1 million, driven by increased headcount including hiring in senior management, an increase in professional service expense of $0.5 million, an increase in subscribed license and software costs of $0.4 million and an increase in shared cloud platform cost of $0.2 million, driven by higher level of research and development efforts.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$23,730	$17,770	$5,960	33.5%	$43,872	$35,759	$8,113	22.7%

Sales and marketing expenses increased by $6.0 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, including stock-based compensation, of $2.1 million, driven by increased headcount including hiring in senior management, an increase in marketing expense of $2.5 million, an increase in professional service expense of $0.7 million and an increase in travel and entertainment cost of $0.6 million, driven by increased level of sales and marketing efforts.

Sales and marketing expenses increased by $8.1 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, including stock-based compensation, of $2.3 million, driven by increased headcount including hiring in senior management, an increase in marketing related expense of $3.7 million, an increase in professional service expense of $1.1 million, an increase in travel and entertainment cost of $0.7 million and an increase in subscribed licensing costs of $0.4 million, driven by increased level of sales and marketing efforts.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$13,333	$11,213	$2,120	18.9%	$25,967	$53,256	$(27,289)	(51.2)%

General and administrative expenses increased by $2.1 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, including stock-based compensation, driven by increased headcount to support the growth of our business.

General and administrative expenses decreased by $27.3 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a decrease in stock-based compensation expense related to the accelerated vesting of Mr. Courtot's equity awards in the first quarter of 2021.

Total other income (expense), net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Total other income (expense), net	$(871)	$487	$(1,358)	(278.9)%	$(1,063)	$985	$(2,048)	(207.9)%

Total other income (expense), net decreased by $1.4 million and $2.0 million for the three months and six months ended June 30, 2022, compared to the same periods in 2021, respectively, mainly due to an increase in foreign exchange loss driven by appreciation of U.S. Dollar against EUR, GBP, and INR, partially offset by an increase in interest income driven by an increase of market interest rate in the three months and six months ended June 30, 2022.

Income tax provision

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Income tax provision	$5,526	$8,707	$(3,181)	(36.5)%	$13,459	$6,272	$7,187	114.6%
Effective tax rate	17.2%	29.2%			20.6%	22.7%

Income tax provision decreased by $3.2 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to higher excess tax benefits arising from stock-based compensation and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022.

Income tax provision increased by $7.2 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in pre-tax income associated with the accelerated vesting of Mr. Courtot's equity awards in the six months ended June 30, 2021, partially offset by an increase in excess tax benefits arising from stock-based compensation and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$26,596	$21,142	$52,006	$21,370
Depreciation and amortization of property and equipment	7,097	7,145	14,372	14,578
Amortization of intangible assets	1,474	1,646	3,180	3,291
Income tax provision	5,526	8,707	13,459	6,272
Stock-based compensation	12,820	8,553	24,565	46,755
Total other income (expense), net	871	(487)	1,063	(985)
Adjusted EBITDA	$54,384	$46,706	$108,645	$91,281
Percentage of revenues	45%	47%	47%	46%

Liquidity and Capital Resources

As of June 30, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $499.2 million, including $80.3 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash provided by operating activities	$112,851	$112,240
Cash used in investing activities	(14,399)	(9,173)
Cash used in financing activities	(114,815)	(79,921)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,363)	$23,146

Operating Activities

         During the six months ended June 30, 2022, we generated $84.7 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $87.5 million during the six months ended June 30, 2021. In addition, we also generated $28.1 million of cash from changes in working capital during the six months ended June 30, 2022, of which $24.5 million was related to a net increase in deferred revenue and a net decrease in accounts receivable as a result of our continued growth in billing and collection and $3.8 million was due to an increase in payables and accrued liabilities in line with our business growth. During the six months ended June 30, 2021, we generated $24.8 million of cash from changes in working capital, which was also mainly related to deferred revenue and accounts receivable due to continued growth in billing and collection, partially offset by higher prepaid expenses.

         Net cash taxes paid during the six months ended June 30, 2022 were higher by approximately $11.2 million compared to the same period in 2021, primarily due to the new tax law requiring mandatory capitalization and amortization of research and development expenses effective January 1, 2022. Previously, these expenses could be deducted in the year incurred. The near term increase in cash tax will be offset by decrease in cash tax in future years when the capitalized expenses are amortized for tax purposes.

Investing Activities

        During the six months ended June 30, 2022, we used $3.2 million of cash in purchases of marketable securities investments net of maturities and sales, and used $11.2 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $3.7 million of cash provided by maturity of marketable securities investments net of purchases, and $12.9 million of cash used in similar capital expenditures during the six months ended June 30, 2021.

Financing Activities

       During the six months ended June 30, 2022, we used $117.8 million of cash for share repurchases and $8.2 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, and received $9.1 million of proceeds from employee exercise of stock options and $2.1 million of proceeds from issuance of common stock through our ESPP, as compared to $63.3 million of cash used for share repurchases, $21.0 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, and $4.4 million of cash received from employee exercise of stock options during the six months ended June 30, 2021.

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

Share Repurchases

      We expect to continue to use cash to repurchase shares under our share repurchase program authorized by our board of directors on February 5, 2018. On May 4, 2022, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $900.0 million. As of June 30, 2022, approximately $354.0 million remained available under our share repurchase program. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

Purchase Commitments

       As of June 30, 2022, there have been no other material changes to our cash requirements for purchase commitments as described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP, INR, Canadian Dollar and CHF, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operation expenses and foreign currency denominated assets or liabilities. As of June 30, 2022, we had designated cash flow hedge forward contracts with notional amounts of €29.4 million, £9.1 million and Rs.3,211.0 million and non-designated forward contracts with notional amounts of €38.1 million, £17.1 million, Rs.281.6 million, and C$1.1 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $499.2 million in cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2022. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, commercial paper corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of June 30, 2022, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $2.2 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2022, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

In December 2019, an outbreak of COVID-19 originated in Wuhan, China and has since spread to countries around the world. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The continued spread of COVID-19 and the resurgence of infection rates in certain regions has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. The pandemic has significantly increased economic and demand uncertainty and disrupted the global supply chain. The pandemic has caused, and will likely continue to contribute to, an economic slowdown, and it is possible that it could cause a global recession, which could decrease demand for our solutions and negatively impact our operating results. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession.

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

The IT, security and compliance market is characterized by rapid technological advances, customer price sensitivity, short product and service life cycles, intense competition, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards and regulatory mandates. Any of these factors could create downward pressure on pricing and gross margins, and could adversely affect our renewal rates, as well as our ability to attract new customers. Our future success will depend on our ability to enhance existing solutions, introduce new solutions on a timely and cost-effective basis, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards and business models. We must also continually change and improve our solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, shared cloud platform infrastructures, programming tools and computer language technology.

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

Our future growth depends to a significant extent on our ability to continue to meet the expanding needs of our customers as their use of our cloud platform grows. As these customers gain more experience with our solutions, the number of users and the number of locations where our solutions are being accessed may expand rapidly in the future. In order to ensure that we meet the performance and other requirements of our customers, we intend to continue to make significant investments to develop and implement new proprietary and third-party technologies at all levels of our cloud platform. These technologies, which include databases, applications and server optimizations, and network and hosting strategies, are often complex, new and unproven. We may not be successful in developing or implementing these technologies. To the extent that we do not effectively scale our platform to maintain performance as our customers expand their use of our platform, our operating results and our business may be harmed.

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

Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, inflationary pressures and potential for a recession, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflict between Russia and Ukraine, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.

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

Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2022, we derived approximately 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

        Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

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

In addition, as of June 30, 2022, approximately 75% of our employees were located outside of the United States, with 67% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2022, we incurred approximately 29% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2022, approximately 24% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. Our revenues grew from $321.6 million in 2019 to $411.2 million in 2021, and our headcount increased from 1,194 employees at the beginning of 2019 to 1,962 employees as of June 30, 2022. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future performance depends to a significant extent on the continued services and continuing contributions of our senior management and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for any member of our senior management team. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters and a significant portion of our operations are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our business partners’ ability to perform services for us on a timely basis. In the event we or our business partners are hindered by any of the events discussed above, our ability to provide our solutions to customers could be delayed, resulting in our missing financial targets, such as revenues and net income, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenues, customers in that region may delay or forego subscriptions of our solutions, which may materially and adversely impact our results of operations for a particular period. In addition, war, acts of terrorism, pandemics or other health emergencies, or responses to these events could cause disruptions in our business or the business of our business partners, customers or the economy as a whole. All of the aforementioned risks may be exacerbated if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays of customer subscriptions or commercialization of our solutions, our business, financial condition and results of operations could be adversely affected.

Our operations in Russia and Belarus have been and may continue to be negatively affected by Russia’s invasion of Ukraine and related sanctions imposed in response.

As a result of Russia's invasion of Ukraine in February 2022, we have suspended services to all customers in Russia and Belarus, effective March 2022, and we have made other adjustments to our operations in the region in light of U.S. and international sanctions. These sanctions continue in place and changes to them or additional measures implemented by the U.S. government or other applicable authorities could further affect our sales and operations in the region. Revenue from our operations in Russia and Belarus was not material during the six months ended June 30, 2022 and during the year ended December 31, 2021.

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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”). This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modifies the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, and enforcement is expected to commence on July 1, 2023. Passage of the CPRA has resulted in further uncertainty and may require us to incur additional costs and expenses in an effort to comply. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such regimes might not be compatible with the GDPR, the CCPA or the CPRA or may require us to undertake additional practices. Accordingly, we cannot yet predict the impact of the CCPA, CRPA or other evolving privacy and data protection obligations on our business or operations, but it may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, but the United Kingdom's exit from the European Union, commonly referred to as “Brexit,” could lead to further legislative and regulatory changes. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework, and adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the U.S. to ensure that we work with vendors that have adopted the same, where appropriate. While both the EU-U.S. Privacy Shield Framework and SCCs have been subject to legal challenge, we continue to analyze the July 2020 “Schrems II” decision by the Court of Justice of the European Union (“CJEU”) and its impact on our data transfer mechanisms as well as subsequent guidance from data privacy regulators and new SCCs published by the European Commission in June 2021, and we may find it necessary or appropriate to take different or additional steps with respect to transfers of personal data, which may result in increased costs of compliance and limitations on our customers and us. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2022, we had approximately 38.5 million shares of our common stock outstanding.

In addition, as of June 30, 2022, there were approximately 0.9 million restricted stock units and options to purchase approximately 1.8 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2022, we had an aggregate of 3.1 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.6 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced that our board of directors had authorized a $100.0 million two-year share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $900.0 million as of June 30, 2022. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. During the six months ended June 30, 2022, we repurchased 0.9 million shares of our common stock for approximately $117.8 million. As of June 30, 2022, approximately $354.0 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended June 30, 2022 is as follows:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number of	Average Price Paid	as Part of Publicly Announced	May Yet Be Purchased
Period	Shares Purchased	per Share	Plan or Program (1)	under the Plan or Program
April 1 - April 30, 2022	87,000	$141.98	87,000	$212,891,819
May 1 - May 31, 2022	251,997	$121.66	251,997	$382,234,672
June 1 - June 30, 2022	222,428	$126.89	222,428	$354,011,284
Total	561,425		561,425

(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $900.0 million as of June 30, 2022. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Qualys, Inc. 2012 Equity Incentive Plan, as amended, restated and extended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101 INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within Exhibit 101 attachments.

*	Indicates a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 8, 2022.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)