Form 10-Q
period 2022-09-30
QUALYS, INC.
filed 2022-11-02
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares of the registrant's common stock outstanding as of October 28, 2022 was 37,988,029.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$193,902	$137,328
Short-term marketable securities	191,378	267,960
Accounts receivable, net of allowance of $1,085 and $793 as of September 30, 2022 and December 31, 2021, respectively	98,717	108,998
Prepaid expenses and other current assets	38,736	32,112
Total current assets	522,733	546,398
Long-term marketable securities	70,997	111,198
Property and equipment, net	53,935	61,854
Operating leases - right of use asset	31,454	37,016
Deferred tax assets, net	39,802	25,087
Intangible assets, net	2,019	6,545
Goodwill	7,447	7,447
Restricted cash	1,200	1,200
Other noncurrent assets	18,044	17,814
Total assets	$747,631	$814,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,308	$1,296
Accrued liabilities	42,816	32,504
Deferred revenues, current	278,947	257,872
Operating lease liabilities, current	10,959	12,608
Total current liabilities	334,030	304,280
Deferred revenues, noncurrent	24,182	32,753
Operating lease liabilities, noncurrent	28,911	35,914
Other noncurrent liabilities	5,322	4,898
Total liabilities	392,445	377,845
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 38,124 and 39,112 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	38	39
Additional paid-in capital	510,557	477,323
Accumulated other comprehensive income	43	1,007
Accumulated deficit	(155,452)	(41,655)
Total stockholders’ equity	355,186	436,714
Total liabilities and stockholders’ equity	$747,631	$814,559

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$125,561	$104,934	$358,874	$301,392
Cost of revenues	25,992	22,479	75,040	65,711
Gross profit	99,569	82,455	283,834	235,681
Operating expenses:
Research and development	25,478	21,336	73,376	58,890
Sales and marketing	25,047	18,569	68,919	54,328
General and administrative	15,698	10,573	41,665	63,829
Total operating expenses	66,223	50,478	183,960	177,047
Income from operations	33,346	31,977	99,874	58,634
Other income (expense), net:
Interest expense	—	—	—	(4)
Interest income	1,568	525	2,925	1,838
Other income (expense), net	(1,076)	(451)	(3,496)	(775)
Total other income (expense), net	492	74	(571)	1,059
Income before income taxes	33,838	32,051	99,303	59,693
Income tax provision	6,178	4,282	19,637	10,554
Net income	$27,660	$27,769	$79,666	$49,139
Net income per share:
Basic	$0.72	$0.71	$2.06	$1.26
Diluted	$0.71	$0.70	$2.01	$1.22
Weighted average shares used in computing net income per share:
Basic	38,317	38,925	38,680	39,077
Diluted	39,220	39,938	39,634	40,147

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$27,660	$27,769	$79,666	$49,139
Other comprehensive income (loss), net of tax
Net change in unrealized losses on available-for-sale debt securities, net of tax	(492)	(192)	(3,553)	(783)
Net change in unrealized gains on cash flow hedges, net of tax	1,160	1,285	2,589	2,095
Other comprehensive income (loss), net of tax	668	1,093	(964)	1,312
Comprehensive income	$28,328	$28,862	$78,702	$50,451

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities:
Net income	$79,666	$49,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,773	26,752
Bad debt expense	493	247
Loss on disposal of property and equipment	5	12
Stock-based compensation	37,856	56,218
Amortization of premiums on marketable securities	1,127	2,985
Deferred income taxes	(15,599)	(15,962)
Changes in operating assets and liabilities:
Accounts receivable	9,788	15,665
Prepaid expenses and other assets	(1,412)	(5,460)
Accounts payable	841	200
Accrued liabilities	3,968	9,912
Deferred revenues	12,504	21,033
Net cash provided by operating activities	155,010	160,741
Cash flow from investing activities:
Purchases of marketable securities	(178,788)	(255,051)
Sales and maturities of marketable securities	290,949	295,336
Purchases of property and equipment	(12,391)	(20,089)
Proceeds from disposal of property and equipment	—	6
Purchases of intangible assets	(120)	(1,080)
Net cash provided by investing activities	99,650	19,122
Cash flow from financing activities:
Repurchases of common stock	(212,839)	(94,919)
Proceeds from exercise of stock options	23,161	10,948
Payments for taxes related to net share settlement of equity awards	(12,853)	(24,194)
Proceeds from issuance of common stock through employee stock purchase plan	4,445	—
Principal payments under finance lease obligations	—	(90)
Net cash used in financing activities	(198,086)	(108,255)
Net increase in cash, cash equivalents and restricted cash	56,574	71,608
Cash, cash equivalents and restricted cash at beginning of period	138,528	75,332
Cash, cash equivalents and restricted cash at end of period	$195,102	$146,940

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	25,410	25,410
Other comprehensive loss, net of tax	—	—	—	(1,677)	—	(1,677)
Issuance of common stock upon exercise of stock options	66	—	2,569	—	—	2,569
Repurchase of common stock	(368)	—	(4,416)	—	(42,165)	(46,581)
Issuance of common stock upon vesting of restricted stock units	70	—	—	—	—	—
Taxes related to net share settlement of equity awards	(28)	—	(3,631)	—	—	(3,631)
Issuance of common stock through employee stock purchase plan	23		2,086			2,086
Stock-based compensation	—	—	11,745	—	—	11,745
Balances at March 31, 2022	38,875	$39	$485,676	$(670)	$(58,410)	$426,635
Net income	—	—	—	—	26,596	26,596
Other comprehensive income, net of tax	—	—	—	45	—	45
Issuance of common stock upon exercise of stock options	146	—	6,504	—	—	6,504
Repurchase of common stock	(561)	—	(6,745)	—	(64,487)	(71,232)
Issuance of common stock upon vesting of restricted stock units	90	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(4,530)	—	—	(4,530)
Stock-based compensation	—	—	12,820	—	—	12,820
Balances at June 30, 2022	38,517	$39	$493,725	$(625)	$(96,301)	$396,838
Net income	—	—	—	—	27,660	27,660
Other comprehensive income, net of tax	—	—	—	668	—	668
Issuance of common stock upon exercise of stock options	217	—	14,088	—	—	14,088
Repurchase of common stock	(684)	(1)	(8,214)	—	(86,811)	(95,026)
Issuance of common stock upon vesting of restricted stock units	87	—	—	—	—	—
Taxes related to net share settlement of equity awards	(36)	—	(4,692)	—	—	(4,692)
Issuance of common stock through employee stock purchase plan	23		2,359			2,359
Stock-based compensation	—	—	13,291	—	—	13,291
Balances at September 30, 2022	38,124	$38	$510,557	$43	$(155,452)	$355,186

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	228	228
Other comprehensive income, net of tax	—	—	—	604	—	604
Issuance of common stock upon exercise of stock options	69	—	2,264	—	—	2,264
Repurchase of common stock	(269)	—	(3,232)	—	(27,797)	(31,029)
Issuance of common stock upon vesting of restricted stock units	305	—	—	—	—	—
Taxes related to net share settlement of equity awards	(155)	—	(17,643)	—	—	(17,643)
Stock-based compensation	—	—	38,202	—	—	38,202
Balances at March 31, 2021	39,203	$39	$420,950	$120	$(24,001)	$397,108
Net income	—	—	—	—	21,142	21,142
Other comprehensive loss, net of tax	—	—	—	(385)	—	(385)
Issuance of common stock upon exercise of stock options	57	—	2,174	—	—	2,174
Repurchase of common stock	(316)	—	(3,796)	—	(28,427)	(32,223)
Issuance of common stock upon vesting of restricted stock units	84	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(3,374)	—	—	(3,374)
Stock-based compensation	—	—	8,553	—	—	8,553
Balances at June 30, 2021	38,995	$39	$424,507	$(265)	$(31,286)	$392,995
Net income	—	—	—	—	27,769	27,769
Other comprehensive loss, net of tax	—	—	—	1,093	—	1,093
Issuance of common stock upon exercise of stock options	117	—	6,510	—	—	6,510
Repurchase of common stock	(290)	—	(3,489)	—	(28,178)	(31,667)
Issuance of common stock upon vesting of restricted stock units	74	—	—	—	—	—
Taxes related to net share settlement of equity awards	(32)	—	(3,177)	—	—	(3,177)
Stock-based compensation	—	—	9,463	—	—	9,463
Balances at September 30, 2021	38,864	$39	$433,814	$828	$(31,695)	$402,986

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2022 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, the Company temporarily modified certain aspects of its business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. While the Company has resumed in-office work, employee travel, and in-person events and meetings, the Company will continue to actively monitor the situation and may take actions that alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. While the Company has not incurred significant disruptions from the ongoing COVID-19 pandemic to date and does not expect the pandemic will have a significant impact on the Company's business throughout the remainder of 2022, the Company is unable to accurately predict the full impact that the ongoing effects of COVID-19 will have on our business due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of the Company's customers and partners. The Company continues to evaluate the nature and extent of the impact to its business, financial position, results of operations and cash flows.

Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, labor shortages, significant volatility of global markets and geopolitical conflicts could have a material adverse effect on the Company's long-term business and could lead to further economic disruption and expose the Company to greater risk as its current and potential customers may reduce or eliminate their overall spending on IT security.

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

The Company's cash and cash equivalents, and marketable securities consist of the following:

	September 30, 2022
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$46,591	$—	$—	$46,591
Money market funds	147,311	—	—	147,311
Total	193,902	—	—	193,902
Short-term marketable securities:
Corporate bonds	33,249	4	(352)	32,901
U.S. Treasury and government agencies	159,056	—	(1,576)	157,480
Foreign government	1,003	—	(6)	997
Total	193,308	4	(1,934)	191,378
Long-term marketable securities:
Corporate bonds	35,440	—	(1,122)	34,318
Asset-backed securities	19,389	—	(188)	19,201
U.S. Treasury and government agencies	17,977	—	(499)	17,478
Total	72,806	—	(1,809)	70,997
Total	$460,016	$4	$(3,743)	$456,277

	December 31, 2021
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
Cash and cash equivalents:
Cash	$61,220	$—	$—	$61,220
Money market funds	75,258	—	—	75,258
Commercial paper	850	—	—	850
Total	137,328	—	—	137,328
Short-term marketable securities:(1)
Commercial paper	18,046	—	—	18,046
Corporate bonds	28,869	101	(7)	28,963
Asset-backed securities	3,952	—	—	3,952
U.S. Treasury and government agencies	217,160	2	(163)	216,999
Total	268,027	103	(170)	267,960
Long-term marketable securities:
Corporate bonds	57,762	160	(182)	57,740
Asset-backed securities	14,941	6	(36)	14,911
U.S. Treasury and government agencies	37,664	—	(136)	37,528
Foreign government	1,007	12	—	1,019
Total	111,374	178	(354)	111,198
Total	$516,729	$281	$(524)	$516,486

(1) Revised for correction of classification of amounts and security types disclosed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

As of September 30, 2022 the total unrealized loss from marketable securities that had been in a continuous unrealized loss position for 12 months or longer was $573 thousand. The Company had the ability and intent to hold all marketable securities that were in an unrealized loss position until recovery of the amortized cost basis. The Company considered the extent to which fair value was less than amortized cost basis and conditions related to security’s industry and geography and changes to the ratings, if any, and concluded the decline in fair value compared to carrying value was not related to credit loss. As of December 31, 2021, there were no marketable securities that had been in a continuous unrealized loss position for 12 months or longer.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's cash equivalents and marketable securities measured on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$147,311	$—	$147,311
Corporate bonds	—	67,219	67,219
Asset-backed securities	—	19,201	19,201
U.S. Treasury and government agencies	—	174,958	174,958
Foreign government	—	997	997
Total	$147,311	$262,375	$409,686

	December 31, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$75,258	$—	$75,258
Commercial paper	—	18,896	18,896
Corporate bonds	—	86,703	86,703
Asset-backed securities	—	18,863	18,863
U.S. Treasury and government agencies	—	254,527	254,527
Foreign government	—	1,019	1,019
Total	$75,258	$380,008	$455,266

The following summarizes the fair value of marketable securities by contractual maturity:

	September 30, 2022
	Mature within	Mature after One Year	Mature over
	One Year	through Two Years	Two Years	Fair Value
	(in thousands)
Corporate bonds	$32,901	$31,706	$2,612	$67,219
Asset-backed securities	—	9,799	9,402	19,201
U.S. Treasury and government agencies	157,480	17,478	—	174,958
Foreign government	997	—	—	997
Total	$191,378	$58,983	$12,014	$262,375

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

As of  September 30, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €31.0 million, £9.6 million and Rs.3,289.0 million. As of  December 31, 2021, the Company had designated cash flow hedge forward contracts with notional amounts of €29.8 million, £9.4 million and Rs.2,955.3 million. As of September 30, 2022, a net amount of unrealized gain of $5.3 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of September 30, 2022, the net amount of unrealized loss on the foreign currency forward contracts for INR reported in AOCI of $1.9 million is expected to be reclassified into operating expense within the next 12 months.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cash flow hedges.

As of  September 30, 2022, the Company had non-designated forward contracts with notional amounts of €26.0 million, £13.1 million and Rs.205.0 million. As of  December 31, 2021, the Company had non-designated forward contracts with notional amounts of €34.5 million, £11.6 million, Rs.74.9 million, C$2.5 million and CHF1.0 million.

The following summarizes derivative financial instruments as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Assets	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$4,898	$1,737
Foreign currency forward contracts not designated as hedging instruments	8,276	1,599
Total	$13,174	$3,336
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(1,942)	$(181)
Foreign currency forward contracts not designated as hedging instruments	(1,067)	(207)
Total	$(3,009)	$(388)

All foreign currency forward contracts were valued at fair value using Level 2 inputs.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net gains from non-designated forward contracts	$3,608	$748	$8,573	$1,792
Other foreign currency transaction gains (losses)	(4,518)	(1,132)	(11,856)	(2,360)
Total foreign exchange losses, net	(910)	(384)	(3,283)	(568)
Other expenses	(166)	(67)	(213)	(207)
Other expense, net	$(1,076)	$(451)	$(3,496)	$(775)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,070)	648	(1,422)
Net gains reclassified into income during the period	-	(60)	(60)
Income tax provision	(58)	(137)	(195)
Net change during the period	(2,128)	451	(1,677)
Balances at March 31, 2022	(2,313)	1,643	(670)
Change in unrealized gains (losses) during the period	(933)	1,548	615
Net gains reclassified into income during the period	-	(244)	(244)
Income tax provision	-	(326)	(326)
Net change during the period	(933)	978	45
Balances at June 30, 2022	(3,246)	2,621	(625)
Change in unrealized gains (losses) during the period	(492)	1,877	1,385
Net gains reclassified into income during the period	-	(355)	(355)
Income tax provision	-	(362)	(362)
Net change during the period	(492)	1,160	668
Balances at September 30, 2022	$(3,738)	$3,781	$43

Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(501)	1,092	591
Net losses reclassified into income during the period	8	192	200
Income tax benefit (provision)	104	(291)	(187)
Net change during the period	(389)	993	604
Balances at March 31, 2021	835	(715)	120
Change in unrealized losses during the period	(273)	(394)	(667)
Net losses reclassified into income during the period	8	152	160
Income tax benefit	63	59	122
Net change during the period	(202)	(183)	(385)
Balances at June 30, 2021	633	(898)	(265)
Change in unrealized losses during the period	(257)	1,367	1,110
Net losses reclassified into income during the period	5	318	323
Income tax benefit (provision)	60	(400)	(340)
Net change during the period	(192)	1,285	1,093
Balances at September 30, 2021	$441	$387	$828

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$—	$(5)	$—	$(21)

Reclassification of AOCI - Cash flow hedges
Revenues	$660	$(570)	$883	$(1,243)
Cost of revenues	(67)	51	(50)	117
Research and development expenses	(195)	170	(143)	391
Sales and marketing expenses	(12)	9	(9)	22
General and administrative expenses	(31)	22	(22)	51
Total	$355	$(318)	$659	$(662)

NOTE 4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Computer equipment	$172,966	$161,809
Computer software	25,805	25,807
Leasehold improvements	21,009	21,092
Scanner appliances	16,264	16,510
Furniture, fixtures and equipment	6,437	6,479
Total property and equipment	242,481	231,697
Less: accumulated depreciation and amortization	(188,546)	(169,843)
Property and equipment, net	$53,935	$61,854

As of  September 30, 2022 and December 31, 2021, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $6.1 million and $5.3 million, respectively, including assets that had not been placed in service of $3.3 million and $1.3 million, respectively. Depreciation and amortization expenses relating to property and equipment were $6.7 million and $7.0 million for the three months ended September 30, 2022 and 2021, respectively, and $20.7 million and $21.2 million for the nine months ended September 30, 2022 and 2021, respectively, which were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $51.4 million and $42.1 million were recognized during the three months ended September 30, 2022 and 2021, respectively, which amounts were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively. Revenues of $227.3 million and $189.1 million were recognized during the nine months ended September 30, 2022 and 2021, respectively, which amounts were included in the deferred revenue balances as of December 31, 2021 and 2020, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2022:

(in thousands)
2022 (remaining three months)	$42,746
2023	136,916
2024	64,517
2025	13,747
2026	934
2027 and thereafter	291
Total	$259,151

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

Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Direct	$73,235	$61,554	$209,863	$178,288
Partner	52,326	43,380	149,011	123,104
Total	$125,561	$104,934	$358,874	$301,392

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

Deferred costs to obtain contracts are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Current	$4,646	$4,223
Noncurrent	$8,991	$8,391

For the three months ended September 30, 2022 and 2021, the Company recognized $1.3 million and $1.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized $3.6 million and $2.8 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

As of December 31, 2020, the net carrying value of the Company’s accounts receivable, deferred revenues, current and deferred revenues, noncurrent were $100.2 million, $213.5 million and $30.5 million, respectively.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			September 30, 2022
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	0.3	$28,556	$(26,768)	$1,788
Patent licenses	14.0	1.9	1,387	(1,196)	191
Non-compete agreements	2.0	—	500	(500)	—
Total intangibles subject to amortization			$30,443	$(28,464)	1,979
Intangible assets not subject to amortization					40
Total intangible assets, net					$2,019

			December 31, 2021
	Weighted Average	Weighted Average
	Life	Remaining Life		Accumulated
(in thousands)	(Years)	(Years)	Cost	Amortization	Net Book Value
Developed technology	4.5	0.9	$28,556	$(22,463)	$6,093
Patent licenses	14.0	2.7	1,387	(1,121)	266
Non-compete agreements	2.0	0.6	500	(354)	146
Total intangibles subject to amortization			$30,443	$(23,938)	6,505
Intangible assets not subject to amortization					40
Total intangible assets, net					$6,545

Intangible asset amortization expense was $1.3 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of September 30, 2022, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2022 (remaining three months)	$537
2023	590
2024	452
2025	240
2026	160
Total expected future amortization expense	$1,979

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its data center facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.7 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $11.1 million and $12.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash payments included in the measurement of lease liabilities	$12,258	$10,776
Lease liabilities arising from obtaining right-of-use assets	$3,401	$1,739

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	4.0	4.5
Weighted average discount rate	5.0%	4.8%

NOTE 8.	Commitments and Contingencies

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

As of September 30, 2022, 2,911 thousand shares were available for grant under the Restated 2012 Plan.

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

During the nine months ended September 30, 2022, 45.3 thousand shares were issued in connection with the purchase of common stock by participating employees. As of September 30, 2022, 554.7 thousand shares were available for future purchases.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenues	$1,384	$986	$3,739	$2,702
Research and development	3,236	2,723	10,064	7,520
Sales and marketing	2,495	1,642	6,829	4,356
General and administrative	6,176	4,112	17,224	41,640
Total stock-based compensation	$13,291	$9,463	$37,856	$56,218

As of September 30, 2022, the Company had unrecognized stock-based compensation expenses of $21.8 million, $66.2 million, $3.3 million, and $0.9 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.9 years, 2.7 years, 1.8 years, and 0.4 years, respectively.

Performance-based Restricted Stock Units ("PSUs") and Performance-based Stock Options

        On October 28, 2021, the compensation committee of the Company's board of directors ("Compensation Committee") granted to certain executive officers of the Company equity awards consisting of RSUs and an aggregate number of 73 thousand PSUs, which represents the target number of PSUs allocated to awards that are divided into three equal tranches, with each tranche covering one-year performance period for the calendar years 2022, 2023, and 2024, respectively. The actual number of PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of performance metrics related to revenue growth and adjusted EBITDA margin corresponding to that year, which are established by the Compensation Committee before the commencement of each year. The vesting and release of the first and second tranche is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third tranche. If any of the executive officers is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past tranches along with any target number of unvested PSUs for any remaining tranches will vest immediately. Since the performance metrics for the second and third tranches of these PSUs have not been established as of September 30, 2022, the grant date has not been determined and no expenses have been recognized for the respective tranches.

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

The Company recognized $1.0 million of stock-based compensation expenses related to all PSUs during the three months ended September 30, 2022, and $2.9 million of stock-based compensation expenses related to all PSUs during the nine months ended September 30, 2022.

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

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2021	1,838	$66.05	6.0	$130,791
Granted	438	$130.97
Exercised	(429)	$54.00
Canceled	(122)	$112.66
Balance as of September 30, 2022	1,725	$82.24	6.5	$67,404
Vested and expected to vest - September 30, 2022	1,512	$76.56	6.1	$66,670
Exercisable - September 30, 2022	948	$50.98	4.3	$63,624

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

			Weighted Average
			Grant Date
	Outstanding		Fair Value
	RSUs		Per Share
	(in thousands)
Balance as of December 31, 2021	917	(1)	$104.78
Granted	278		$133.00
Vested	(248)		$99.25
Canceled	(122)		$116.40
Balance as of September 30, 2022	825	(1)	$114.13
Outstanding and expected to vest - September 30, 2022	700		$112.22

(1) Includes 34 thousand PSUs granted to certain executive officers in 2021.

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
Total as of September 30, 2022	$900.0

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

During the nine months ended September 30, 2022 and 2021, the Company repurchased 1,613 thousand shares and 875 thousand shares of its common stock for approximately $212.8 million and $94.9 million, respectively. As of September 30, 2022, approximately $259.0 million remained available for share repurchases pursuant to the Company's share repurchase program.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$27,660	$27,769	$79,666	$49,139
Denominator:
Basic weighted average shares	38,317	38,925	38,680	39,077
Effect of potentially dilutive shares:
Stock options	658	852	715	851
Restricted stock units	242	161	236	219
Employee stock purchase plan	3	—	3	—
Diluted weighted average shares	39,220	39,938	39,634	40,147
Net income per share:
Basic	$0.72	$0.71	$2.06	$1.26
Diluted	$0.71	$0.70	$2.01	$1.22

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	554	543	614	531
Restricted stock units	—	50	30	81
Employee stock purchase plan	13	1	7	—
Total anti-dilutive shares	567	594	651	612

NOTE 11.	Income Taxes

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

The Company recorded an income tax provision of $6.2 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, resulting in an effective tax rate of 18.3% and 13.4%, respectively. The increase in income tax provision for the three months ended September 30, 2022 compared to the three months ended  September 30, 2021 was primarily due to an increase in pre-tax income and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022, offset by higher excess tax benefits arising from stock-based compensation.

The Company recorded an income tax provision of $19.6 million and $10.6 million for the nine months ended September 30, 2022 and 2021, respectively, resulting in an effective tax rate of 19.8% and 17.7%, respectively. The increase in income tax provision for the nine months ended September 30, 2022 compared to the nine months ended  September 30, 2021 was primarily due to an increase in pre-tax income and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022, offset by an increase in excess tax benefits arising from stock-based compensation. In the nine months ended September 30, 2021, pre-tax income was lower due to the accelerated vesting of Mr. Courtot's equity awards.

As of September 30, 2022, the Company had unrecognized tax benefits of $10.3 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2021, the Company had unrecognized tax benefits of $9.7 million, of which $4.9 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

On June 29, 2020, the California governor signed into law the 2020 Budget Act, which temporarily suspends the utilization of net operating losses and limits the utilization of the research credit to $5 million annually for 2020, 2021 and 2022. The Company does not expect a material impact to the condensed consolidated financial statements for the three months or nine months ended September 30, 2022 as a result of the 2020 Budget Act.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
United States	$75,234	$63,599	$214,318	$184,722
Foreign	50,327	41,335	144,556	116,670
Total revenues	$125,561	$104,934	$358,874	$301,392

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
United States	$60,174	$66,440
India	17,515	20,401
Rest of world	7,700	12,029
Total	$85,389	$98,870

NOTE 13.	Subsequent Events

On  October 4, 2022, the Company acquired certain assets of Blue Hexagon, Inc.(“acquiree”), a privately held company incorporated Delaware with headquarters in Sunnyvale, California. The acquisition brings the acquiree’s artificial intelligence and machine learning capabilities to the Company's cloud platform to help convert highly integrated data into meaningful insights for the Company's customers. The total consideration of the acquisition is $10.0 million all payable in cash, of which $8.5 million was paid on the acquisition date to the acquiree and the remaining $1.5 million was paid to a third-party escrow account, which will be released to the acquiree 18 months from the acquisition date, subject to potential adjustment from possible indemnity claims. As of the date of this Quarterly Report on Form 10-Q, the Company has not completed the accounting of the acquisition.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;
•	anticipated technology trends, such as the use of cloud solutions;
•	our ability to adapt to changing market conditions;
•	the impact of the ongoing COVID-19 pandemic on our business;
•	economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, rising interest rates, recessionary fears, supply chain disruption, and global labor shortage;
•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•	the effects of increased competition in our market;
•	our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;
•	our ability to effectively manage our growth;
•	our anticipated investments in sales and marketing, our infrastructure, new solutions, research and development, and acquisitions;
•	maintaining and expanding our relationships with channel partners;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;
•	our ability to successfully enter new markets and manage our international expansion;
•	our expectations, assumptions and conclusions related to our income tax provision, our deferred tax assets and our effective tax rate; and
•	other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the nine months ended September 30, 2022 and 2021, approximately 60% and 61%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, cloud providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of COVID-19 and Current Macroeconomic Environment

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. As a result of COVID-19, we temporarily modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, and canceling certain events and meetings, among other modifications. While we have resumed in-office work, employee travel, and in-person events and meetings, we will continue to actively monitor the situation and may take actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. While we have not incurred significant disruptions from the ongoing COVID-19 pandemic to date and do not expect the pandemic will have a significant impact on our business throughout the remainder of 2022, we are unable to accurately predict the full impact that the ongoing effects of COVID-19 will have on our business due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities and the impact to the business of the Company's customers and partners. We continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

Additionally, the uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, labor shortages, significant volatility of global markets and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	100%	100%	100%	100%
Cost of revenues	21	21	21	22
Gross profit	79	79	79	78
Operating expenses:
Research and development	20	21	20	20
Sales and marketing	20	18	19	18
General and administrative	13	10	12	21
Total operating expenses	53	49	51	59
Income from operations	26	30	27	19
Total other income (expense), net	1	—	—	1
Income before income taxes	27	30	27	20
Income tax provision	5	4	5	4
Net income	22%	26%	22%	16%

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenues	$125,561	$104,934	$20,627	19.7%	$358,874	$301,392	$57,482	19.1%

Revenues increased by $20.6 million for the three months ended September 30, 2022 compared to the same period in 2021, due to an increase in IT Security, Compliance, Web Application Security, Asset Management, Cloud and Container Security, and Vulnerability Management subscriptions. The revenue growth was primarily from an increase in renewal and expansion business to existing customers in the three months ended September 30, 2022 compared to the same period in 2021. Of the total increase of $20.6 million, $11.6 million was from customers in the United States and $9.0 million was from customers in foreign countries. Of the total increase of $20.6 million, $11.7 million was from direct customers and $8.9 million was from partners. In the three months ended September 30, 2022, 58% of total revenue was direct and 42% of total revenue was through partners. In the three months ended September 30, 2021, 59% of total revenue was direct and 41% of total revenue was through partners.

Revenues increased by $57.5 million for the nine months ended September 30, 2022 compared to the same period in 2021, due to an increase in IT Security, Compliance, Web Application Security, Asset Management, Cloud and Container Security, and Vulnerability Management subscriptions. The revenue growth was primarily from an increase in renewal and expansion business to existing customers in the nine months ended September 30, 2022 compared to the same period in 2021. Of the total increase of $57.5 million, $29.6 million was from customers in the United States and $27.9 million was from customers in foreign countries. Of the total increase of $57.5 million, $31.6 million was from direct customers and $25.9 million was from partners. In the nine months ended September 30, 2022, 58% of total revenue was direct and 42% of total revenue was through partners. In the nine months ended September 30, 2021, 59% of total revenue was direct and 41% of total revenue was through partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues	$25,992	$22,479	$3,513	15.6%	$75,040	$65,711	$9,329	14.2%

Cost of revenues increased by $3.5 million for the three months ended September 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $2.5 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $0.8 million and an increase in subscribed license and software costs of $0.6 million, offset by an decrease in amortization expense of intangible assets of $0.4 million.

Cost of revenues increased by $9.3 million for the nine months ended September 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $7.2 million, driven by additional employees hired to support the growth of our business, an increase in subscribed license and software costs of $1.1 million and an increase in professional service expense of $0.9 million.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$25,478	$21,336	$4,142	19.4%	$73,376	$58,890	$14,486	24.6%

Research and development expenses increased by $4.1 million for the three months ended September 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $3.7 million, driven by increased headcount, and an increase in subscribed license and software costs of $0.3 million, driven by a higher level of research and development efforts.

Research and development expenses increased by $14.5 million for the nine months ended September 30, 2022 compared to the same period in 2021, due to an increase in personnel costs, including stock-based compensation, of $12.8 million, driven by increased headcount, an increase in professional service expense of $0.6 million, an increase in subscribed license and software costs of $0.6 million and an increase in travel and entertainment cost of $0.4 million, driven by a higher level of research and development efforts.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$25,047	$18,569	$6,478	34.9%	$68,919	$54,328	$14,591	26.9%

Sales and marketing expenses increased by $6.5 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, including stock-based compensation, of $3.7 million, driven by increased headcount including hiring in senior management, an increase in marketing expense of $1.2 million, an increase in professional service expense of $1.0 million and an increase in travel and entertainment cost of $0.5 million, driven by an increased level of sales and marketing efforts such as trade shows and advertising.

Sales and marketing expenses increased by $14.6 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, including stock-based compensation, of $6.0 million, driven by increased headcount including hiring in senior management, an increase in marketing related expense of $4.9 million, an increase in professional service expense of $1.6 million, an increase in travel and entertainment cost of $1.3 million and an increase in subscribed licensing costs of $0.8 million, driven by an increased level of sales and marketing efforts.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$15,698	$10,573	$5,125	48.5%	$41,665	$63,829	$(22,164)	(34.7)%

General and administrative expenses increased by $5.1 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in personnel costs, including stock-based compensation, of $2.6 million, driven by increased headcount, an increase in professional service expense of $0.9 million, an increase in legal expense of $0.6 million, an increase in travel and entertainment cost of $0.4 million and an increase in subscribed license and software costs of $0.4 million.

General and administrative expenses decreased by $22.2 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a decrease in stock-based compensation expense of $24.4 million, primarily related to the accelerated vesting of Mr. Courtot's equity awards in the first quarter of 2021, offset by an increase in subscribed license and software costs of $1.0 million, and an increase in professional service expense of $0.8 million.

Total other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Total other income (expense), net	$492	$74	$418	564.9%	$(571)	$1,059	$(1,630)	(153.9)%

Total other income (expense), net increased by $0.4 million for the three months ended September 30, 2022, compared to the same periods in 2021, mainly due to an increase in interest income driven by an increase of market interest rate, partially offset by foreign exchange loss driven by the appreciation of the U.S. Dollar against the EUR and GBP in the three months ended September 30, 2022.

Total other income (expense), net decreased by $1.6 million for the nine months ended September 30, 2022, compared to the same periods in 2021, mainly due to an increase in foreign exchange loss driven by the appreciation of the U.S. Dollar against the EUR and GBP, partially offset by an increase in interest income driven by an increase of market interest rates in the nine months ended September 30, 2022.

Income tax provision

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Income tax provision	$6,178	$4,282	$1,896	44.3%	$19,637	$10,554	$9,083	86.1%
Effective tax rate	18.3%	13.4%			19.8%	17.7%

Income tax provision increased by $1.9 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in pre-tax income and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022, offset by higher excess tax benefits arising from stock-based compensation.

Income tax provision increased by $9.1 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in pre-tax income and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022, offset by an increase in excess tax benefits arising from stock-based compensation. In the nine months ended September 30, 2021, pre-tax income was lower due to the accelerated vesting of Mr. Courtot's equity awards.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$27,660	$27,769	$79,666	$49,139
Depreciation and amortization of property and equipment	6,875	7,218	21,248	21,796
Amortization of intangible assets	1,346	1,665	4,525	4,956
Income tax provision	6,178	4,282	19,637	10,554
Stock-based compensation	13,291	9,463	37,856	56,218
Total other income (expense), net	(492)	(74)	571	(1,059)
Adjusted EBITDA	$54,858	$50,323	$163,503	$141,604
Percentage of revenues	44%	48%	46%	47%

Liquidity and Capital Resources

As of September 30, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $456.3 million, including $42.2 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash provided by operating activities	$155,010	$160,741
Cash provided by investing activities	99,650	19,122
Cash used in financing activities	(198,086)	(108,255)
Net increase in cash, cash equivalents and restricted cash	$56,574	$71,608

Operating Activities

During the nine months ended September 30, 2022, we generated $129.3 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $119.4 million during the nine months ended September 30, 2021. In addition, we also generated $25.7 million of cash from changes in working capital during the nine months ended September 30, 2022, of which $22.3 million was related to a net increase in deferred revenue and a net decrease in accounts receivable as a result of our continued growth in billing and collection and $4.8 million was due to an increase in payables and accrued liabilities in line with our business growth, partially offset by $1.4 million higher prepaid expenses. During the nine months ended September 30, 2021, we generated $41.4 million of cash from changes in working capital, of which $36.7 million was related to a net increase in deferred revenue and a net decrease in accounts receivable as a result of our continued growth in billing and collection and $10.1 million was due to an increase in payables and accrued liabilities in line with our business growth, partially offset by $5.5 million higher prepaid expenses.

Net cash taxes paid during the nine months ended September 30, 2022 were higher by approximately $8.1 million compared to the same period in 2021, primarily due to the new tax law requiring mandatory capitalization and amortization of research and development expenses effective January 1, 2022. Previously, these expenses could be deducted in the year incurred. The near term increase in cash tax will be offset by a decrease in cash taxes in future years when the capitalized expenses are amortized for tax purposes.

Investing Activities

During the nine months ended September 30, 2022, we generated $112.2 million of cash in sales and maturities of marketable securities net of purchases, and used $12.5 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $40.3 million of cash provided by sales and maturity of marketable securities investments net of purchases offset by $21.1 million of cash used in capital expenditures and acquisition of intangible assets during the nine months ended September 30, 2021.

Financing Activities

During the nine months ended September 30, 2022, we used $212.8 million of cash for share repurchases and $12.9 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, and received $23.2 million of proceeds from employee exercise of stock options and $4.4 million of proceeds from issuance of common stock through our ESPP, as compared to $94.9 million of cash used for share repurchases, $24.2 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, and $11.0 million of cash received from employee exercise of stock options during the nine months ended September 30, 2021.

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

Share Repurchases

We expect to continue to use cash to repurchase shares under our share repurchase program authorized by our board of directors on February 5, 2018. On May 4, 2022, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $900.0 million. As of September 30, 2022, approximately $259.0 million remained available under our share repurchase program. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

Purchase Commitments

As of September 30, 2022, there have been no other material changes to our cash requirements for purchase commitments as described in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro, GBP, INR, Canadian Dollar and CHF, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operation expenses and foreign currency denominated assets or liabilities. As of September 30, 2022, we had designated cash flow hedge forward contracts with notional amounts of €31.0 million, £9.6 million and Rs.3,289.0 million and non-designated forward contracts with notional amounts of €26.0 million, £13.1 million, and Rs.205.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $456.3 million in cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2022. Cash and cash equivalents include cash held in banks and highly liquid money market funds. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of September 30, 2022, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $1.4 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2022, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions;
•	publicity regarding security breaches generally and the level of perceived threats to IT security;
•	expenses associated with our existing and new products and services;
•	changes in customer renewals of our solutions;
•	the extent to which customers subscribe for additional solutions;
•	seasonal buying patterns of our customers;
•	actual or perceived security breaches, technical difficulties or interruptions with our service;
•	changes in the growth rate of the IT, security and compliance market;
•	the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;
•	the introduction or adoption of new technologies that compete with our solutions;
•	decisions by potential customers to purchase IT, security and compliance products or services from other vendors;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	the timing of sales commissions relative to the recognition of revenues;
•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•	failure of our products and services to operate as designed;
•	price competition;
•	the length of our sales cycle for our products and services;
•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•	timely invoicing or changes in billing terms of customers;
•	timing of deals signed within the quarter;
•	pace and cost of hiring employees;
•	changes in foreign currency exchange rates;
•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
•	future accounting pronouncements or changes in our accounting policies;
•	our ability to integrate any products or services that we have acquired or may acquire in the future into our product suite or migrate existing customers of any companies that we have acquired or may acquire in the future to our products and services;
•	our effective tax rate, changes in tax rules, tax effects of infrequent or unusual transactions, and tax audit settlements;
•	the amount and timing of income tax that we recognize resulting from stock-based compensation;
•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and
•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, supply chain constraints, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security may result in decreased revenue and earnings. Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflict between Russia and Ukraine, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.

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

We compete with large and small public companies, such as Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Invicti, Ivanti, Tanium, HelpSystems (Tripwire), Trustwave Holdings and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2022, we derived approximately 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of September 30, 2022, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2022, we incurred approximately 29% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2022, approximately 24% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. Due to strength of the U.S. Dollar relative to other foreign currencies, the results of our operations may be adversely affected by foreign exchange fluctuations.

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

We have experienced significant growth over the last several years. Our revenues grew from $321.6 million in 2019 to $411.2 million in 2021, and our headcount increased from 1,194 employees at the beginning of 2019 to 2,071 employees as of September 30, 2022. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired certain intellectual property of Spell Security on July 24, 2020, certain intellectual property of TotalCloud on August 19, 2021 and certain assets of Blue Hexagon on October 4, 2022. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of past and future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

As a result of Russia's invasion of Ukraine in February 2022, we have suspended services to all customers in Russia and Belarus, effective March 2022, and we have made other adjustments to our operations in the region in light of U.S. and international sanctions. These sanctions continue in place and changes to them or additional measures implemented by the U.S. government or other applicable authorities could further affect our sales and operations in the region. Revenue from our operations in Russia and Belarus was not material during the nine months ended September 30, 2022 and during the year ended December 31, 2021.

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

Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States recently introduced a 1% excise tax on stock buybacks as part of the Inflation Reduction Act which will go into effect next year. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2022, we had approximately 38.1 million shares of our common stock outstanding.

In addition, as of September 30, 2022, there were approximately 0.8 million restricted stock units and options to purchase approximately 1.7 million shares of our common stock outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2022, we had an aggregate of 2.9 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.6 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced that our board of directors had authorized a $100.0 million two-year share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $900.0 million as of September 30, 2022. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 will be subject to a new 1% excise tax introduced in the Inflation Reduction Act. During the nine months ended September 30, 2022, we repurchased 1.6 million shares of our common stock for approximately $212.8 million. As of September 30, 2022, approximately $259.0 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1 - July 31, 2022	248,000	$126.62	248,000	$322,610,734
August 1 - August 31, 2022	233,136	$143.50	233,136	$289,154,856
September 1 - September 30, 2022	202,509	$148.97	202,509	$258,986,686
Total	683,645		683,645

(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $900.0 million as of September 30, 2022. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 2, 2022.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)