Form 10-K
period 2022-12-31
QUALYS, INC.
filed 2023-02-23
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Annual Period Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $4,288 million based on the last reported sale price of the registrant's common stock on June 30, 2022. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of February 16, 2023 was 37,009,478 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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

•

Our quarterly and annual operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

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
•

Our business and operations have continued to grow since inception, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.

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

NOTE REGARDING Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, costs, expenditures, growth rates, operating expenses and ability to generate positive cash flow to fund our operations and sustain profitability;
•	anticipated technology trends, such as the use of cloud solutions;
•	our ability to adapt to changing market conditions;
•	the impact of the ongoing COVID-19 pandemic on our business;
•	economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, rising interest rates, recessionary fears, supply chain disruption, and global labor shortage;
•	our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•	the effects of increased competition in our market;
•	our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;
•	our ability to effectively manage our growth;
•	our anticipated investments in sales and marketing, our infrastructure, new solutions, research and development, and acquisitions;
•	maintaining and expanding our relationships with channel partners;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain qualified employees and key personnel, including sales and marketing personnel;
•	our ability to successfully enter new markets and manage our international expansion;
•	our expectations, assumptions and conclusions related to our income tax provision, our deferred tax assets and our effective tax rate; and
•	other factors discussed in this Annual Report on Form 10-K in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The results, events and circumstances reflected in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors including those described in Part I, Item 1A (Risk Factors) of this Annual Report on Form 10-K and those discussed in other documents we file with the U.S. Securities and Exchange Commission (SEC). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements used herein. We cannot provide assurance that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Certificate Assessment (CRA), SaaS Detection and Response (SaaSDR), Secure Enterprise Mobility (SEM), Custom Assessment and Remediation (CAR), Context Extended Detection and Response (XDR), Network Detection and Response (NDR);
•

Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global AssetView (GAV), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

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

Our Qualys Cloud Platform is currently used by over 10,000 customers worldwide, including a majority of each of the Forbes Global 100 and Fortune 100. Our revenues increased to $489.7 million in 2022 from $411.2 million in 2021 and $363.0 million in 2020.

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

Our cloud platform is delivered to our customers via our 11 global shared cloud platforms, or via our private platform offering, Qualys Private Cloud Platform (PCP), for customers or partners that want the platform to reside within the customer's shared cloud platform. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's shared cloud platform. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and is physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. We also offer our PCP as a subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software. We also offer Private Cloud Platform Appliance (PCPA), an on-premises IT, security and compliance solution packaged in a form-factor for medium-sized companies.

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

From inception through December 31, 2021, we have added the following Cloud Apps: VM, PC, PCI, WAS, WAF, CM, SAQ, TP, FIM, GAV, SCA, CS, CI, CSA, CRI, CRA, OCA, PM, VMDR, EDR, SaaSDR, SEM, and CSAM. In 2022, we introduced CAR, XDR and NDR.

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

Vulnerability Management, Detection and Response (VMDR): VMDR enables organizations to automatically discover every asset in their environment, including unmanaged assets appearing on the network, inventory all hardware and software, and classify and tag critical assets. VMDR continuously assesses these assets for the latest vulnerabilities and applies the latest threat intel analysis to prioritize actively exploitable vulnerabilities. VMDR automatically detects the latest superseding patch for the vulnerable asset and easily deploys it for remediation. Finally, VMDR quantifies risk across vulnerabilities, assets and groups of assets helping organizations proactively reduce cyber risk exposure and track cyber risk reduction over time. By delivering all this in a single app workflow, VMDR automates the entire process and significantly accelerates an organization’s ability to respond to threats, thus preventing possible exploitation.

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

Patch Management (PM): PM provides automated patch deployment capabilities for Windows, Linux, Mac and third party software by correlating vulnerabilities and the right set of remediation including patches and configuration fixes. It continuously gathers and uploads telemetry about installed software, open vulnerabilities and missing patches to the Qualys Cloud Platform. The resulting shared visibility of assets and their posture enables IT and security teams to collaborate using common vulnerability-centric terminology and provides a consistent data set to analyze, prioritize, deploy and verify patches more efficiently.

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

         Custom Assessment and Remediation (CAR): Custom Assessment and Remediation opens the Qualys Cloud Platform for security architects allowing the creation of custom scripts in popular scripting languages, user-defined controls and automation, all seamlessly integrated within existing programs to quickly assess, respond to and remediate threats across global hybrid environments.

         Context Extended Detection and Response (XDR): XDR provides context and clarity to enterprise security operations through risk-focused, single pane of glass visibility and control to improve enterprise-wide threat detection and incident response. It leverages the Cloud Platform's response capabilities - patching, fixing misconfigurations, killing processes and network connections, and quarantining hosts - to comprehensively remediate cyber security threats identified by Qualys XDR.

         Network Detection and Response (NDR): Network detection and response monitors network traffic and analyzes it using deep learning artificial intelligence (AI) to detect cyber threats in data centers and in the public cloud.  The solution is able to detect both known and publicly undisclosed threats in real time.

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

Asset Management

Global AssetView (GAV): GAV constantly gathers information on all assets, including system and hardware details, running services, open ports, installed software and user accounts. Asset discovery and inventory collection is done through a combination of Qualys network scanners, Cloud Agents and passive scanners, which together collect comprehensive data from on-premises or cloud infrastructure as well as remote endpoints. In order to create consistent and uniform asset data, GAV normalizes raw discovery data to standardize every manufacturer name, product name, model and software version using Qualys’ ever-evolving technology catalog as a reference. This catalog automatically extends IT asset inventory with non-discoverable metadata such as hardware and software release dates, end of life dates, and license categories. This new data layer allows teams to detect issues such as unauthorized software, outdated hardware or end-of-life software, which can help properly tag, support, and secure business-critical assets.

Cybersecurity Asset Management (CSAM): CSAM is an all-in-one solution that leverages the power of the Qualys Cloud Platform with its multiple native sensors and CMDB synchronization to continuously inventory known and unknown assets, discover installed applications, and overlay business and risk context to establish asset criticality. It identifies unauthorized or end-of-life and end-of-service software and the absence of required security tools, and assesses the health of the attack surface. Further, CSAM enables response options with threat alerts and software removal and delivers regulatory reporting in support of FedRAMP, PCI-DSS and other mandates. CSAM includes External Attack Surface Management, which allows discovery of internet facing unknown assets.

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

Free Services

We also offer organizations of all sizes free security and compliance services based on the Qualys Cloud Platform:

•

Qualys Global AssetView app automatically creates a continuous, real-time inventory of known and unknown assets throughout a user's global IT footprint across on-premises, endpoints, multi-cloud, mobile, containers, operational technology and IoT. The app also automatically normalizes and categorizes assets to ensure clean, reliable, and consistent data. In-depth asset details provide fine-grained visibility on the system, services, installed software, network, and users. It also detects any device that connects to a user's networks, via passive scanning technology. Upon an unknown device detection, users can install a light-weight Qualys self-updating agent (3MB) to turn the device into a managed device or launch a vulnerability scan.

•

Qualys Cloud Inventory continuously discovers and tracks assets and resources across public cloud deployments to provide users both real-time and historical views of cloud inventory. It collects metadata about cloud assets and resources to help users understand the relationships between public cloud assets and resources across different dimensions and then discover their threat posture based on those attributes and relationships. Cloud Inventory is limited to three accounts per public cloud platform.

•

Qualys Certificate Inventory inventories and assesses all Internet-facing certificates to generate SSL/TLS configuration grades, identifies the certificate issuer and tracks certificate expirations to help stop expired and expiring certificates from interrupting critical business functions.

Our Growth Strategy

We intend to strengthen our leadership position as a trusted provider of cloud-based IT, security and compliance solutions. The key elements of our growth strategy are:

•

Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions. From inception through December 31, 2021, we have added the following Cloud Apps: PC, PCI, WAS, WAF, CM, SAQ, TP, FIM, GAV, SCA, CS, CI, CSA, CRI, CRA, OCA, PM, VMDR, EDR, SaaSDR, SEM, and CSAM. In 2022, we introduced CAR, XDR and NDR.

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

•

Drive new customer growth and broaden our global reach. We are pursuing new customers by targeting key accounts, releasing free IT, security and compliance services and expanding both our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions. We intend to expand our relationships with key security consulting organizations, managed security service providers and value-added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our private cloud offering within their shared cloud platforms, helping us expand our reach in new markets and new geographies.

•

Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based IT, security and compliance solutions. In 2022, we acquired certain intangible assets of Blue Hexagon Inc., enabling us to leverage our cloud platform with AI/machine learning to uncover behavior patterns including active vulnerability exploitation, identification of advanced network threats, and adaptive risk mitigation across all assets and applications. In 2021, we acquired certain intangible assets of Kandor Soft Labs Private Ltd. (TotalCloud), strengthening our cloud security solution by allowing customers to build user-defined workflows for custom policies and execute them on-demand for simplified security and compliance. In 2020, we acquired certain intangible assets of Spell Security Private Limited (Spell Security), expanding our endpoint behavior detection, threat hunting, malware research and multi-layered response capabilities for our EDR application.

Our Customers

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2022, we had over 10,000 customers worldwide, including a majority of each of the Forbes Global 100 and Fortune 100. In each of 2022, 2021 and 2020, no one customer accounted for more than 10% of our revenues. In 2022, 2021 and 2020, 60%, 61% and 63%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

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

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT, security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, managed service providers and resellers, such as Accenture, BT Managed Security, Cognizant Technology Solutions, Deutsche Telekom, DXC Technology, Fujitsu, Hindustan Computers Limited (HCL) Technologies, International Business Machines (IBM), Infosys, Nippon Telegraph and Telephone Corporation (NTT), Optiv, Tata Communications, Verizon, Wipro and TD SYNNEX Corporation (TD SYNNEX). Qualys has also established strategic partnerships with leading cloud providers like Amazon Web Services, Microsoft Azure and the Google Cloud Platform.

For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2022, 2021 and 2020, 42%, 41% and 42%, respectively, of our revenues were generated by channel partners.

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

We compete with large and small public companies, such as Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Invicti, Ivanti, Tanium, HelpSystems (Tripwire), Trustwave Holdings and Veracode. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

Intellectual Property

We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2022, we have thirty issued patents, which expire from 2029 to 2040, several pending U.S. patent applications and an exclusive license to four U.S. patents. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing the Qualys Cloud Platform, which we believe differentiates us from our competitors.

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

As of December 31, 2022, we had 2,143 full-time employees, including 1,062 in research and development, 376 in sales and marketing, 478 in operations and customer support, and 227 in general and administrative. As of December 31, 2022, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries and Brazil have collective bargaining arrangements at the national level. We believe our employee relations are good, and we have not experienced any work stoppages.

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

Our board of directors and executive team are highly diverse. Two out of our current seven member board of directors are women, one is a man from an underrepresented community, and the board of directors seeks to identify strong candidates who provide a wide range of perspectives, competencies, and knowledge to complement the skills, diversity and experiences of the board of directors. Further, our executive team is gender and ethnically diverse, with more than 50% of the executive team from underrepresented communities.

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

During 2022, our workforce gradually transitioned into a hybrid work schedule, which resulted in a significant portion of our workforce working either in-person on a part-time basis, or remotely on a permanent basis. Our top priority remains providing support for our employees, partners, and customers. We are fortunate that the nature of our business allows us to successfully operate in this dynamic hybrid environment. We believe that our hybrid policy will be a key enabler to support the broad needs of critical on-site to remote employees.

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

Risks Related to Our Business and Industry

Our quarterly and annual operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions, from both existing and new customers;
•	the extent to which customers subscribe for additional solutions;
•	changes in customer renewals of our solutions;
•	timing of deals signed within the applicable fiscal period;
•	seasonal buying patterns of our customers;
•	timely invoicing or changes in billing terms of customers;
•	the length of our sales cycle for our products and services;
•	price competition;
•	the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;
•	the introduction or adoption of new technologies that compete with our solutions;
•	decisions by potential customers to purchase IT, security and compliance products or services from other vendors;
•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
•	changes in foreign currency exchange rates;
•	changes in the growth rate of the IT, security and compliance market;
•	actual or perceived security breaches, technical difficulties or interruptions with our service;
•	failure of our products and services to operate as designed;
•	publicity regarding security breaches generally and the level of perceived threats to IT security;
•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	pace and cost of hiring employees;
•	expenses associated with our existing and new products and services;
•	the timing of sales commissions relative to the recognition of revenues;
•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•	our ability to integrate any products or services that we have acquired or may acquire in the future into our product suite or migrate existing customers of any companies that we have acquired or may acquire in the future to our products and services;
•	future accounting pronouncements or changes in our accounting policies;
•	our effective tax rate, changes in tax rules, tax effects of infrequent or unusual transactions, and tax audit settlements;
•	the amount and timing of income tax that we recognize resulting from stock-based compensation;
•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and
•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, supply chain constraints, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security, which factors we have experienced in 2022, have resulted and may in the future result in decreased revenue and earnings. Such factors have made and could in the future make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflict between Russia and Ukraine, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.

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

Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2022, 2021 and 2020, we derived approximately 42%, 41%  and 42%, respectively, of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of December 31, 2022, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2022, we incurred approximately 29% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2022, approximately 24% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.

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

Our success depends to a significant extent on the willingness of organizations to increase their use of cloud solutions for their IT, security and compliance. Some organizations may be reluctant to use cloud solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If other cloud service providers experience security incidents, loss of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole, including our solutions, may be negatively impacted. Moreover, organizations that have invested substantial personnel and financial resources to integrate on-premise software into their businesses may be reluctant or unwilling to migrate to a cloud solution. Organizations that use on-premise security products, such as network firewalls, security information and event management products or data loss prevention solutions, may also believe that these products sufficiently protect their IT infrastructure and deliver adequate security. Therefore, they may continue spending their IT security budgets on these products and may not adopt our IT, security and compliance solutions in addition to or as a replacement for such products.

If customers do not recognize the benefits of our cloud solutions over traditional on-premise enterprise software products, and as a result we are unable to increase sales of subscriptions to our solutions, then our revenues may not grow or may decline, and our operating results would be harmed.

Our business and operations have continued to grow since inception, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.

We have continued to grow over the last several years, with revenues increasing from $363.0 million in 2020 to $489.7 million in 2022, and headcount increasing from 1,498 employees at the beginning of 2020 to 2,143 employees as of December 31, 2022. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future performance depends to a significant extent on the continued services and continuing contributions of our senior management and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for any member of our senior management team. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. For example, we recently announced that we and our Chief Revenue Officer mutually agreed to end his employment on March 31, 2023. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States introduced a new 1% excise tax on share repurchases occurring on or after January 1, 2023 as part of the Inflation Reduction Act. The amount of share repurchases subject to the excise tax will be reduced by the fair market value of any shares issued during the taxable year. We do not expect this provision to have a material impact to our results of operations. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2022, we had approximately 37.4 million shares of our common stock outstanding.

In addition, as of December 31, 2022, there were approximately 1.8 million options and 1.1 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2022, we had an aggregate of 2.4 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.6 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion to date ($900.0 million as of December 31, 2022). Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 will be subject to a new 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax will be reduced by the fair market value of any shares issues during the taxable year. We do not expect this provision to have a material impact to our results of operations. During the year ended December 31, 2022, we repurchased 2.5 million shares of our common stock for approximately $317.3 million. As of December 31, 2022, approximately $154.5 million remained available for share repurchases pursuant to our share repurchase program.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2022, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We also have 281,787 square feet of office space in Pune, India under a non-cancellable lease expiring in February 2025. We have additional U.S. offices in North Carolina and Washington and other offices in France, Germany, Italy, Japan, the Netherlands, United Arab Emirates and United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future.

We operate shared cloud platforms at third-party facilities in Santa Clara, California; Las Vegas, Nevada; Ontario, Canada; Geneva, Switzerland; Pune, India; and Amsterdam, the Netherlands.

Item 3.	Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2022, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows. For more information, please refer to Note 9 in the accompanying notes to the consolidated financial statements, which is hereby incorporated by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “QLYS”.

Holders of Record

As of February 14, 2023, there were approximately 52 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(in thousands)				(in thousands)
Equity compensation plans approved by security holders (1)	2,990	(2)	$87.59	(3)	2,906	(4)
Equity compensation plans not approved by security holders	—		$—		—

(1) Includes our Restated 2012 Equity Incentive Plan (Restated 2012 Plan) and 2021 Employee Stock Purchase Plan (2021 ESPP).

(2) Consists of 1,183 thousand restricted stock units and 1,807 thousand shares underlying stock options.

(3) The weighted average exercise price is calculated based solely on outstanding stock options.

(4) Consists of 2,351 thousand shares reserved for issuance under our Restated 2012 Plan and 555 thousand shares reserved for issuance under our 2021 ESPP.

Stock Price Performance Graph

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index

* $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Qualys, Inc.	$100.00	$125.93	$140.47	$205.34	$231.20	$189.10
NASDAQ Global Select Market	$100.00	$96.32	$130.62	$186.83	$230.03	$155.00
NASDAQ Computer	$100.00	$96.32	$144.80	$217.17	$299.39	$192.28
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A summary of our repurchases of common stock during the three months ended December 31, 2022 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2022 - October 31, 2022	231,057	$136.68	231,057	$227,405,137
November 1, 2022 - November 30, 2022	285,100	$121.98	285,100	$192,628,215
December 1, 2022 - December 31, 2022	331,441	$115.09	331,441	$154,481,340	(2)
Total	847,598		847,598

(1) On February 5, 2018, our board of directors authorized a $100.0 million share repurchase program, which was announced on February 12, 2018. On each of October 30, 2018, October 30, 2019, May 7, 2020 and February 10, 2021, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $900.0 million as of December 31, 2022. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

(2) Does not reflect the $100.0 million increase to our share repurchase program announced on February 9, 2023.

Item 6.	[RESERVED]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part I-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2021 to fiscal year 2020, which information is hereby incorporated by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps helps our customers protect a range of assets across on-premises, endpoints, cloud, containers, and mobile environments. These Cloud Apps address and include:

•	IT Security: Vulnerability Management (VM), Vulnerability Management, Detection and Response (VMDR), Threat Protection (TP), Continuous Monitoring (CM), Patch Management (PM), Multi-Vector Endpoint Detection and Response (EDR), Certificate Assessment (CRA), SaaS Detection and Response (SaaSDR), Secure Enterprise Mobility (SEM), Custom Assessment and Remediation (CAR), Context Extended Detection and Response (XDR), Network Detection and Response (NDR);
•	Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out of-Band Configuration Assessment (OCA);
•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global AssetView (GAV), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•	Cloud/Container Security: Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In 2022, 2021 and 2020, 60%, 61% and 63%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of Current Macroeconomic Environment

          The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by COVID-19, the supply chain environment, inflationary pressure, rising interest rates, labor shortages, significant volatility of global markets and geopolitical conflicts have had and could in the future have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Cost of Revenues

Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our shared cloud platforms and provide support services to our customers. Other expenses include depreciation of shared cloud platform equipment, physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of third-party shared cloud platforms and cloud infrastructures, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to make capital investments to expand and support our shared cloud platform and cloud infrastructure operations, which will increase the cost of revenues in absolute dollars.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, software and license fees, amortization of intangibles related to acquisitions and overhead allocations. We expect to continue to devote resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities and expect that research and development expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to contract renewals as incurred. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which will increase sales and marketing expenses in absolute dollars.

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

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2022	2021
Revenues	100%	100%
Cost of revenues	21	22
Gross profit	79	78
Operating expenses:
Research and development	21	20
Sales and marketing	20	19
General and administrative	12	18
Total operating expenses	53	57
Income from operations	26	21
Total other income, net	1	—
Income before income taxes	27	21
Income tax provision	5	4
Net income	22%	17%

Comparison of Years Ended December 31, 2022 and 2021

Revenues

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenues	$489,723	$411,172	$78,551	19%

Revenues increased by $78.6 million in 2022 compared to 2021, driven by increased demand for our subscription services by our end customers. Of the total increase of $78.6 million in revenue from 2021 to 2022, 80% was from revenues from customers existing at or prior to December 31, 2021, and the remaining 20% was from new customers added in 2022. Of the total increase of $78.6 million, 51% was from customers in the United States and the remaining 49% was from customers in foreign countries. In 2022, 58% of total revenue was direct and 42% of total revenue was through partners. Of the total increase of $78.6 million, 53% was direct and the remaining 47% was from partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenues	$102,788	$89,439	$13,349	15%

Cost of revenues increased by $13.3 million in 2022 compared to 2021, due to an increase in personnel costs of $9.5 million driven by additional employees hired to support the growth of our business, an increase in shared cloud platform and cloud costs of $2.0 million to meet growing demand and an increase in software license cost of $1.8 million.

Research and Development Expenses

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Research and development	$101,186	$81,289	$19,897	24%

Research and development expenses increased by $19.9 million in 2022 compared to 2021, due to an increase in personnel costs of $18.3 million primarily driven by additional employees hired to support the growth of our business, an increase in software license cost of $1.0 million and an increase in travel and entertainment expense of $0.6 million due to easing of COVID-19 related travel restrictions.

Sales and Marketing Expenses

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$97,221	$76,487	$20,734	27%

Sales and marketing expenses increased by $20.7 million in 2022 compared to 2021, due to an increase in personnel costs of $9.9 million driven by additional employees hired to support the growth of our business, an increase in trade show and other advertising related costs of $5.7 million, an increase of consulting expense of $2.3 million, an increase of travel and entertainment expense of $1.8 million associated with the easing of COVID-19 related travel restrictions and an increase in software license cost of $1.0 million.

General and Administrative Expenses

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$57,981	$76,274	$(18,293)	(24)%

General and administrative expenses decreased by $18.3 million in 2022 compared to 2021, due to a decrease in stock-based compensation expense of $27.3 million related to accelerated vesting of our former chief executive officer's grants upon termination due to disability in 2021, offset by an increase in personnel costs of $3.8 million driven by additional employees hired to support the growth of our business, an increase in software license cost of $1.0 million, an increase in consulting expense of $1.9 million, an increase in legal accrual of $1.5 million and an increase of travel and entertainment expense of $0.8 million associated with the easing of COVID-19 related travel restrictions.

Total other income, net

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Total other income, net	$3,153	$1,714	$1,439	84%

Total other income, net increased by $1.4 million in 2022 compared to 2021, due to an increase in interest income of $2.9 million driven by continued interest rate increase in 2022, offset by an increase in foreign exchange loss of $1.5 million.

Income tax provision

	Year Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Income tax provision	$25,708	$18,437	$7,271	39%

Income tax provision increased by $7.3 million in 2022 compared to 2021, primarily due to an increase in pre-tax income and the effects of a tax law change related to mandatory capitalization of research and development expenses starting January 1, 2022, offset by an increase in excess tax benefits arising from stock-based compensation.

Key Operating and Non-GAAP Financial Performance Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.

Net Dollar Expansion Rate

We evaluate our ability to retain and grow existing customers by assessing our net dollar expansion rate on a last twelve months, or LTM, basis. This metric is used to appropriately manage resources and customer retention and expansion. We calculate the net dollar expansion rate on a foreign exchange neutral basis by dividing a numerator by a denominator, each defined as follows:

Denominator: To calculate our net dollar expansion rate as of the end of a reporting period, we first determine the annual recurring revenue, or ARR, from all active subscriptions as of the last day of the same reporting period in the prior year. This represents recurring payments that we expect to receive in the next 12-month period from the cohort of customers that existed on the last day of the same reporting period in the prior year.

Numerator: We measure the ARR for that same cohort of customers representing all active subscriptions as of the end of the reporting period, using the same foreign exchange rate from the prior year.

Our net dollar expansion rates were 109% and 108% for the years ended December 31, 2022 and 2021, respectively.

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

The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income	$107,992	$70,960
Net income as a percentage of revenues	22%	17%
Depreciation and amortization of property and equipment	28,936	29,236
Amortization of intangible assets	5,686	6,661
Income tax provision	25,708	18,437
Stock-based compensation	53,408	67,579
Total other income, net	(3,153)	(1,714)
Adjusted EBITDA	$218,577	$191,159
Adjusted EBITDA as a percentage of revenues	45%	46%

Liquidity and Capital Resources

As of December 31, 2022, our principal source of liquidity was cash, cash equivalents and marketable securities of $380.5 million, including $52.7 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash provided by operating activities	$198,854	$200,616
Cash provided by (used in) investing activities	145,068	(29,532)
Cash used in financing activities	(306,031)	(107,888)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,891	$63,196

Operating Activities

In 2022, we generated $177.2 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $169.6 million in 2021. In addition, we also generated $21.7 million of cash from working capital change in 2022, of which $11.8 million was related to net increase in deferred revenue and accounts receivable as a result of our continued growth in billing and collection, and $9.9 million was due to lower prepaid expenses and an increase in payables and accrued liabilities in line with our business. In 2021, we generated $31.0 million of cash from working capital change, of which $37.4 million was related to net increase in deferred revenue and accounts receivable as a result of our continued growth in billing and collection, partially offset by higher prepaid income taxes of $6.9 million.

         Net cash taxes paid, excluding prepaid income taxes, during 2022 were approximately $20.0 million higher compared to 2021, primarily due to the new tax law requiring mandatory capitalization and amortization of research and development expenses effective January 1, 2022. Previously, these expenses could be deducted in the year incurred. The near term increase in cash tax will be offset by a decrease in cash taxes in future years when the capitalized expenses are amortized for tax purposes.

Investing Activities

In 2022, we generated $169.0 million of cash in marketable securities investment, used $15.4 million of cash in capital expenditures mainly related to computer equipment to support our growth and development and $8.6 million of cash to acquire certain technology assets, as compared to $4.5 million of cash used in marketable securities investment, $24.4 million of cash used in capital expenditures and $1.1 million of cash used for acquisition of technology assets in 2021.

Financing Activities

In 2022, we used $317.3 million of cash for share repurchase and $17.6 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and received $24.5 million of proceeds from employee exercise of stock options, as compared to $130.0 million of cash used for share repurchase, $27.8 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units and $50.0 million of cash received from employee exercise of stock options in 2021. Net cash used in financing activities are expected to be lower in 2023 due to expected lower volume of share repurchase.

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

Our material cash requirements mainly include the following contractual and other obligations:

•

Our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $46.4 million as of December 31, 2022, with $14.9 million expected to be paid within the next 12 months.

•

Cash outflow for capital expenditures in 2023 is expected to be in a range of $18.0 million to $25.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in shared cloud platforms and cloud infrastructures. We may also seek to invest in or acquire complementary businesses or technologies.

•	Other non-cancelable purchase obligations related to cloud infrastructures and other service providers totaled $77.1 million, of which $25.6 million is expected to be paid within the next 12 months.

We expect to continue to use cash to repurchase shares in 2023 under our share repurchase program authorized by our board of directors on February 5, 2018. As of December 31, 2022, our board of directors had authorized an aggregate amount of $900.0 million for repurchases under our share repurchase program, of which approximately $154.5 million remained available. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

On February 9, 2023, we announced that its Board of Directors authorized the repurchase of an additional $100.0 million under our share repurchase program, increasing the total amount of authorized repurchase to $1.0 billion.

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

Income Taxes

Significant assumptions, judgments and estimates are involved in determining our provision for (benefit from) income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes include the geographic mix and amount of income (loss), expectations of future income, our interpretation of current tax laws, our business, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will record in the financial statements before preparing and filing the tax returns. Our estimates and assumptions may differ from the actual results as reflected in our income tax returns and we record the required adjustments when they are identified or resolved. Changes in our business and tax laws or our interpretation of those, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position, or cash flows.

The assessment of tax effects of our uncertain tax positions in our financial statements involves significant judgment in interpreting complex and ambiguous tax laws, regulations, and administrative practices, determining the probability of various possible settlement outcomes, evaluating the litigation process based on tax authority behaviors in similar cases, and estimating the likelihood that another taxing authority could review the respective tax position. These judgments are inherently challenging and subjective because a taxing authority may change its behavior at any time. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. We reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax laws, effectively settled issues under audit, the potential for interest and penalties, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision that could be material in the future.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the Euro, GBP, INR and Canadian Dollar ("C$"), the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of December 31, 2022, we had designated cash flow hedge forward contracts with notional amounts of €37.4 million, £10.4 million and Rs.3,411.0 million and non-designated forward contracts with notional amounts of €40.2 million, £16.2 million, Rs.484.0 million and C$3.8 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $380.5 million in cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2022. Cash and cash equivalents include cash held in banks, highly liquid money market funds and commercial paper. Marketable securities consist of fixed-income U.S. Treasury and government agency securities, commercial paper corporate bonds, asset-backed securities and foreign government securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of December 31, 2022, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $1.0 million.

Item 8.	Financial Statements and Supplementary Data

Qualys, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Qualys, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity  for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 23, 2023 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit and risk committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

•	Involved an employee compensation specialist to assess the application of stock-based compensation tax rules.
•	Obtained management’s permanent and temporary provision calculation and tied out inputs to supporting equity documentation.
•	Tested the completeness and accuracy of the calculation of permanent and temporary differences.
•	Determined that the ending gross temporary difference agreed to the supporting equity documentation.
•	We tested the design and operating effectiveness of internal controls over the Company’s calculation of the tax effects covering the validation of the completeness and accuracy of underlying data used in the analysis.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

San Jose, California

February 23, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Qualys, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ GRANT THORNTON LLP

San Jose, California

February 23, 2023

Qualys, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$173,719	$137,328
Short-term marketable securities	147,608	267,960
Accounts receivable, net of allowance of $736 and $793 as of December 31, 2022 and 2021, respectively	121,795	108,998
Prepaid expenses and other current assets	30,216	32,112
Total current assets	473,338	546,398
Long-term marketable securities	59,206	111,198
Property and equipment, net	47,428	61,854
Operating leases - right of use asset	33,752	37,016
Deferred tax assets, net	45,412	25,087
Intangible assets, net	12,801	6,545
Goodwill	7,447	7,447
Restricted cash	2,700	1,200
Other noncurrent assets	18,857	17,814
Total assets	$700,941	$814,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,808	$1,296
Accrued liabilities	42,592	32,504
Deferred revenues, current	293,728	257,872
Operating lease liabilities, current	13,060	12,608
Total current liabilities	352,188	304,280
Deferred revenues, noncurrent	23,490	32,753
Operating lease liabilities, noncurrent	29,121	35,914
Other noncurrent liabilities	7,013	4,898
Total liabilities	411,812	377,845
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 37,362 and 39,112 shares issued and outstanding as of December 31, 2022 and 2021, respectively	37	39
Additional paid-in capital	512,486	477,323
Accumulated other comprehensive income (loss)	(1,947)	1,007
Accumulated deficit	(221,447)	(41,655)
Total stockholders’ equity	289,129	436,714
Total liabilities and stockholders’ equity	$700,941	$814,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$489,723	$411,172	$362,963
Cost of revenues	102,788	89,439	79,226
Gross profit	386,935	321,733	283,737
Operating expenses:
Research and development	101,186	81,289	72,548
Sales and marketing	97,221	76,487	67,965
General and administrative	57,981	76,274	46,570
Total operating expenses	256,388	234,050	187,083
Income from operations	130,547	87,683	96,654
Other income (expense), net:
Interest expense	—	—	(9)
Interest income	5,191	2,287	5,385
Other income (expense), net	(2,038)	(573)	7
Total other income, net	3,153	1,714	5,383
Income before income taxes	133,700	89,397	102,037
Income tax provision	25,708	18,437	10,465
Net income	$107,992	$70,960	$91,572
Net income per share:
Basic	$2.81	$1.82	$2.34
Diluted	$2.74	$1.77	$2.25
Weighted average shares used in computing net income per share:
Basic	38,453	39,030	39,167
Diluted	39,344	40,118	40,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$107,992	$70,960	$91,572
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(2,520)	(1,409)	402
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(434)	2,900	(2,048)
Other comprehensive income (loss), net of tax	(2,954)	1,491	(1,646)
Comprehensive income	$105,038	$72,451	$89,926

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$107,992	$70,960	$91,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	34,622	35,897	32,845
Write off of noncurrent asset	—	625	—
Provision for credit losses	590	402	486
Loss on disposal of property and equipment	6	12	106
Stock-based compensation	53,408	67,579	40,035
Amortization of premiums on marketable securities	833	3,869	826
Deferred income taxes	(20,251)	(9,723)	3,512
Changes in operating assets and liabilities:
Accounts receivable	(13,387)	(9,221)	(22,631)
Prepaid expenses and other assets	3,878	(15,665)	(2,329)
Accounts payable	2,107	(32)	(389)
Accrued liabilities and other noncurrent liabilities	3,867	9,322	5,126
Deferred revenues	25,189	46,591	30,927
Net cash provided by operating activities	198,854	200,616	180,086
Cash flow from investing activities:
Purchases of marketable securities	(178,788)	(368,450)	(391,693)
Sales and maturities of marketable securities	347,837	363,941	341,879
Purchases of property and equipment	(15,361)	(24,424)	(30,037)
Proceeds from disposal of property and equipment	—	6	419
Purchases of intangible assets	(8,620)	(1,230)	(1,500)
Maturity of note receivable	—	625	—
Net cash provided by (used in) investing activities	145,068	(29,532)	(80,932)
Cash flow from financing activities:
Repurchase of common stock	(317,344)	(129,977)	(126,729)
Proceeds from exercise of stock options	24,483	49,994	34,461
Payments for taxes related to net share settlement of equity awards	(17,615)	(27,815)	(20,199)
Proceeds from issuance of common stock through employee stock purchase plan	4,445	—	—
Principal payments under finance lease obligations	—	(90)	(114)
Net cash used in financing activities	(306,031)	(107,888)	(112,581)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,891	63,196	(13,427)
Cash, cash equivalents and restricted cash at beginning of period	138,528	75,332	88,759
Cash, cash equivalents and restricted cash at end of period	$176,419	$138,528	$75,332
Supplemental disclosures of cash flow information
Cash paid for interest expense	$—	$—	$9
Cash paid for income taxes, net of refunds	$39,739	$35,080	$8,058
Non-cash investing and financing activities
Purchases of intangible assets recorded in accrued liabilities and other noncurrent liabilities	$2,110	$120	$150
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$470	$2,086	$1,054

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2019	39,146	$39	$362,408	$1,162	$23,194	$386,803
Net income	—	—	—	—	91,572	91,572
Other comprehensive loss, net of tax	—	—	—	(1,646)	—	(1,646)
Issuance of common stock upon exercise of stock options	1,130	1	34,460	—	—	34,461
Repurchase of common stock	(1,293)	(1)	(15,530)	—	(111,198)	(126,729)
Issuance of common stock upon vesting of restricted stock units	476	—	—	—	—	—
Taxes related to net share settlement of equity awards	(206)	—	(20,199)	—	—	(20,199)
Stock-based compensation	—	—	40,220	—	—	40,220
Balances at December 31, 2020	39,253	39	401,359	(484)	3,568	404,482
Net income	—	—	—	—	70,960	70,960
Other comprehensive income, net of tax	—	—	—	1,491	—	1,491
Issuance of common stock upon exercise of stock options	725	1	49,993	—	—	49,994
Repurchase of common stock	(1,148)	(1)	(13,793)	—	(116,183)	(129,977)
Issuance of common stock upon vesting of restricted stock units	530	—	—	—	—	—
Taxes related to net share settlement of equity awards	(248)	—	(27,815)	—	—	(27,815)
Stock-based compensation	—	—	67,579	—	—	67,579
Balances at December 31, 2021	39,112	39	477,323	1,007	(41,655)	436,714
Net income	—	—	—	—	107,992	107,992
Other comprehensive loss, net of tax	—	—	—	(2,954)	—	(2,954)
Issuance of common stock upon exercise of stock options	468	—	24,483	—	—	24,483
Repurchase of common stock	(2,460)	(2)	(29,558)	—	(287,784)	(317,344)
Issuance of common stock upon vesting of restricted stock units	329	—	—	—	—	—
Taxes related to net share settlement of equity awards	(132)	—	(17,615)	—	—	(17,615)
Issuance of common stock through employee stock purchase plan	45		4,445			4,445
Stock-based compensation	—	—	53,408	—	—	53,408
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129

The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with U.S. GAAP as well as the instructions to Form 10-K and the rules and regulations of the SEC. Certain prior year amounts have been reclassified to conform with the current year presentation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2022 and 2021, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.

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

As of  December 31, 2022 the Company had a restricted cash balance of $2.7 million, of which $1.5 million is related to cash held in escrow as part of the Blue Hexagon acquisition and $1.2 million in the form of a letter of credit issued to the landlord of the Company's California headquarter office lease as security deposit. As of December 31, 2021, the Company has restricted cash balance of $1.2 million in the form of a letter of credit issued to the landlord of the Company’s California headquarter office lease as security deposit.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined on a collective basis where similar risk characteristics exist and on an individual basis when we identify significant customers or invoices with collectability issues. The estimate for credit losses considers historical write-offs by aging category, that are adjusted for current conditions and reasonable and supportable forecasts of future losses. Any change in the assumptions used in analyzing credit losses may result in additional allowances being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for credit losses. Payments subsequently received on such receivables are recognized in the period received. The allowance for credit losses recognized and write-offs charged against the allowance were not significant for the years ended  December 31, 2022 and 2021. The balance of accounts receivable, net of allowance for credit losses was $121.8 million, $109.0 million and $100.2 million as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

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

Leases

The Company leases certain offices, computer equipment and its shared cloud platform facilities under finance leases and non-cancelable operating leases. For both operating and finance leases, we recognize a right-of-use asset, which represents our right to use the underlying asset for the lease term, and a lease liability, which represents the present value of our obligation to make payments arising over the lease term. Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments and lease terms when appropriate. The present value of the lease payments is calculated using the incremental borrowing rate of the underlying leases determined at lease commencement. As most of our leases do not provide a readily determinable implicit rate, the Company determines an incremental borrowing rate using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as the leases.

Where the Company is the lessee, the Company elects to account for non-lease components associated with its leases (e.g., common area maintenance costs) and lease components separately for substantially all of its asset classes, except for shared cloud platforms, for which the Company elected to combine lease and non-lease components. For leases with a term of one year or less, the Company has elected not to record the right-of-use asset or liability.

In arrangements where the Company is the lessor, the Company elected to apply the practical expedient to account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components as revenue under ASC 606 as service revenues are the predominant components in the arrangements.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. For the years ended December 31, 2022, 2021 and 2020, there was no impairment of long-lived assets.

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

In testing for a potential impairment of goodwill and the indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit or the indefinite-lived intangible assets is less than their carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative test. Goodwill impairment is measured as the amount by which the carrying value of the reporting unit or the indefinite-lived intangible assets exceeds their fair value. The Company performed the annual assessments on December 1, 2022 and 2021 and concluded there was no impairment of goodwill or the indefinite-lived intangible assets.

Asset Acquisitions and Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. To determine whether transactions should be accounted for as asset acquisition or business combination, the Company evaluates whether substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), resulting in an asset acquisition, if not, resulting in a business combination. In an asset acquisition, the cost of acquiring the asset group, including transaction costs, is allocated to the acquired assets or assumed liabilities based on their relative fair values without giving rise to goodwill. In a business combination, the Company recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statements of operations.

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

Revenue Recognition

The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Contract period with customers generally are one year with occasional contracts ranging up to five years. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend its Qualys Cloud Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.

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

Contract modifications happen when there is an upsell, where the customers subsequently enter into contract with the Company to purchase additional product offerings or additional scans for additional devices. Contract modifications related to upsells are accounted for prospectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $3.3 million, $2.1 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$82,701	$—	$82,701
U.S. Treasury and government agencies	—	156,662	156,662
Foreign government	—	1,006	1,006
Corporate bonds	—	63,910	63,910
Asset-backed securities	—	15,027	15,027
Foreign currency forward contracts	—	1,493	1,493
Total assets	$82,701	$238,098	$320,799
Foreign currency forward contracts	$—	$4,679	$4,679
Total liabilities	$—	$4,679	$4,679

	December 31, 2021
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$75,258	$—	$75,258
Commercial paper	—	18,896	18,896
U.S. Treasury and government agencies	—	254,527	254,527
Foreign government	—	1,019	1,019
Corporate bonds	—	86,703	86,703
Asset-backed securities	—	18,863	18,863
Foreign currency forward contracts	—	3,336	3,336
Total assets	$75,258	$383,344	$458,602
Foreign currency forward contracts	$—	$388	$388
Total liabilities	$—	$388	$388

There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2022 and 2021.

Cash equivalent and investments

The Company's cash equivalents and marketable securities consist of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents: (1)
Money market funds	$82,701	$—	$—	$82,701
U.S. Treasury and government agencies	29,787	4	—	29,791
Total	112,488	4	—	112,492
Short-term marketable securities:
Corporate bonds	36,908	3	(337)	36,574
Asset-backed securities	726	—	(2)	724
U.S. Treasury and government agencies	110,225	—	(921)	109,304
Foreign government	1,008	—	(2)	1,006
Total	148,867	3	(1,262)	147,608
Long-term marketable securities:
Corporate bonds	28,146	—	(810)	27,336
Asset-backed securities	14,435	—	(132)	14,303
U.S. Treasury and government agencies	18,076	—	(509)	17,567
Total	60,657	—	(1,451)	59,206
Total	$322,012	$7	$(2,713)	$319,306
   (1) Excludes cash of $61.2 million.
	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents: (1)
Money market funds	$75,258	$—	$—	$75,258
Commercial paper	850	—	—	850
Total	76,108	—	—	76,108
Short-term marketable securities: (2)
Commercial paper	18,046	—	—	18,046
Corporate bonds	28,869	101	(7)	28,963
Asset-backed securities	3,952	—	—	3,952
U.S. Treasury and government agencies	217,160	2	(163)	216,999
Total	268,027	103	(170)	267,960
Long-term marketable securities:
Corporate bonds	57,762	160	(182)	57,740
Asset-backed securities	14,941	6	(36)	14,911
U.S. Treasury and government agencies	37,664	—	(136)	37,528
Foreign government	1,007	12	—	1,019
Total	111,374	178	(354)	111,198
Total	$455,509	$281	$(524)	$455,266

(1) Excludes cash of $61.2 million.

(2) Revised for correction of classification of amounts and security types disclosed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2021.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Foreign government agencies	$998	$(2)	$-	$-	$998	$(2)
Asset-backed securities	13,365	(124)	1,652	(10)	15,017	(134)
Corporate bonds	33,800	(389)	26,326	(758)	60,126	(1,147)
U.S. Treasury and government agencies	89,802	(1,175)	36,833	(255)	126,635	(1,430)
Total	$137,965	$(1,690)	$64,811	$(1,023)	$202,776	$(2,713)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Asset-backed securities	$15,867	$(36)	$-	$-	$15,867	$(36)
Corporate bonds	54,143	(189)	-	-	54,143	(189)
U.S. Treasury and government agencies	241,816	(299)	-	-	241,816	(299)
Total	$311,826	$(524)	$-	$-	$311,826	$(524)

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

The following summarizes the fair value of marketable securities by contractual maturity:

	December 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due within One Year	$260,629	$259,376
Due after One Year through Two Years	43,528	42,272
Mature over Two Years	2,694	2,631
Asset-backed securities	15,161	15,027
Total	$322,012	$319,306

Derivative Financial Instruments

Designated cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in GBP and Euro and operation expenses incurred in INR, which are designated as cash flow hedges. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.

As of December 31, 2022, a net amount of unrealized gains of $3.2 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of December 31, 2022, a net amount of unrealized loss of $1.6 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

Non-designated forward contracts

The Company also uses foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities, which are not designated as cash flow hedges. Unrealized foreign exchange gain or losses related to the non-designated forward contracts are recorded in other income (expenses), net and offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities.

The following summarizes the fair value of derivative financial instruments as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$1,041	$1,737
Foreign currency forward contracts not designated as hedging instruments	452	1,599
Total	$1,493	$3,336
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(2,634)	$(181)
Foreign currency forward contracts not designated as hedging instruments	(2,045)	(207)
Total	$(4,679)	$(388)

Derivative transactions are measured in terms of the notional amount. However, this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, and is used only as the underlying basis on which the value of foreign currency exchange payments under these contracts is determined. The following summarizes the notional amounts of our outstanding derivatives:

	December 31,
	2022	2021
	(in thousands)
Foreign currency forward contracts designated as cash flow hedge	$10,623	$9,486
Foreign currency forward contracts not designated as hedging instruments	69,972	56,114
Total	$80,595	$65,600

The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of December 31, 2022 and 2021.   The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net gains (losses) from non-designated forward contracts	$5,093	$2,452	$(1,634)
Other foreign currency transactions gains (losses)	(6,864)	(2,749)	1,894
Total foreign exchange gains (losses), net	(1,771)	(297)	260
Other expenses	(267)	(276)	(253)
Other income (expense), net	$(2,038)	$(573)	$7

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2019	$822	$340	$1,162
Change in unrealized gains (losses) during the period	549	(2,099)	(1,550)
Net gains reclassified into income during the period	(25)	(564)	(589)
Income tax benefit (provision)	(122)	615	493
Net change during the period	402	(2,048)	(1,646)
Balances at December 31, 2020	1,224	(1,708)	(484)
Change in unrealized gains (losses) during the period	(1,854)	2,837	983
Net losses reclassified into income during the period	22	933	955
Income tax benefit (provision)	423	(870)	(447)
Net change during the period	(1,409)	2,900	1,491
Balances at December 31, 2021	(185)	1,192	1,007
Change in unrealized gains (losses) during the period	(2,462)	581	(1,881)
Net gains reclassified into income during the period	—	(1,147)	(1,147)
Income tax benefit (provision)	(58)	132	74
Net change during the period	(2,520)	(434)	(2,954)
Balances at December 31, 2022	$(2,705)	$758	$(1,947)

The effects on income before income taxes of amounts reclassified from AOCI to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$—	$(22)	$25

Reclassification of AOCI - Cash flow hedges
Revenues	$1,897	$(1,667)	$960
Cost of revenues	(169)	149	(76)
Research and development	(478)	492	(264)
Sales and marketing	(30)	28	(20)
General and administrative	(73)	65	(36)
Total	$1,147	$(933)	$564

NOTE 4.	Property and Equipment, Net

Property and equipment, net, which includes assets under finance leases, consists of the following:

	December 31,
	2022	2021
	(in thousands)
Computer equipment	$173,832	$161,809
Computer software	25,808	25,807
Leasehold improvements	21,009	21,092
Scanner appliances	15,696	16,510
Furniture, fixtures and equipment	6,524	6,479
Total property and equipment	242,869	231,697
Less: accumulated depreciation and amortization	(195,441)	(169,843)
Property and equipment, net	$47,428	$61,854

As of  December 31, 2022 and 2021, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $6.7 million and $5.3 million, respectively, including assets that had not been placed in service of $4.0 million and $1.3 million, respectively. Depreciation and amortization expenses relating to property and equipment were $28.2 million, $28.5 million and $26.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Assets under finance leases were acquired upon completion of lease term and placed within computer equipment as of December 31, 2022.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $254.9 million and $211.0 million were recognized during the years ended December 31, 2022 and December 31, 2021, respectively, which amounts were included in the deferred revenue balances of $290.6 million and $244.0 million as of December 31, 2021 and December 31, 2020, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2022:

(in thousands)
2023	$158,607
2024	82,902
2025	27,874
2026	1,994
2027	692
2028 and thereafter	62
Total	$272,131

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

Revenues by sales channel are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Direct	$285,382	$243,389	$211,897
Partner	204,341	167,783	151,066
Total	$489,723	$411,172	$362,963

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

Deferred costs to obtain contracts are as follows:

	December 31,
	2022	2021
	(in thousands)
Current	$5,018	$4,223
Noncurrent	$10,090	$8,391

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $5.0 million, $4.0 million and $3.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Acquisitions

On October 4, 2022, the Company acquired certain assets of Blue Hexagon Inc., a privately held company incorporated in Delaware, for $10 million in cash, of which $8.5 million was paid on the acquisition date and the remaining $1.5 million will be due eighteen months from the acquisition date, subject to potential adjustment from possible indemnity claims. In addition, the Company assumed $1.4 million deferred revenue. Blue Hexagon's AI/ML-driven network detection enables the Company to leverage its cloud platform with AI/machine learning to uncover behavior patterns including active vulnerability exploitation, identification of advanced network threats, and adaptive risk mitigation across all assets and application. We accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in developed technology acquired. The Company incurred $0.6 million transaction costs which is included as the cost of acquiring the intangible assets. The Company recognized intangible assets of $11.5 million for developed technology and $0.4 million for assembled workforce, which will be amortized over five years and two years, respectively.

On August 19, 2021, the Company acquired certain developed technology intangible assets of TotalCloud, a privately held company incorporated in India, for a total cash consideration of $1.2 million, of which $1.1 million was paid on the acquisition date and the remaining $0.1 million was deferred and paid in August 2022. TotalCloud's technology strengthens the Company's cloud security solution by allowing customers to build user-defined workflows for custom policies and execute them on-demand for simplified security and compliance. The acquired intangible assets will be amortized over five years.

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

There were no changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021.

NOTE 7.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			December 31, 2022
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.4	$40,141	$(27,860)	$12,281
Patent licenses	14.0	1.7	1,387	(1,221)	166
Non-compete agreements	2.0	—	500	(500)	—
Assembled workforce	2.0	1.7	359	(45)	314
Total intangibles subject to amortization			$42,387	$(29,626)	$12,761
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,801

			December 31, 2021
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.5	0.9	$28,556	$(22,463)	$6,093
Patent licenses	14.0	2.7	1,387	(1,121)	266
Non-compete agreements	2.0	0.6	500	(354)	146
Total intangibles subject to amortization			$30,443	$(23,938)	6,505
Intangible assets not subject to amortization					40
Total intangible assets, net					$6,545

Intangible assets amortization expenses were $5.7 million, $6.7 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were recorded in the consolidated statements of operations.

As of December 31, 2022, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2023	$3,085
2024	2,904
2025	2,557
2026	2,477
2027	1,738
Total expected future amortization expense	$12,761

NOTE 8.	Leases

The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $14.9 million, $16.8 million and $16.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash payments included in the measurement of lease liabilities	$15,751	$14,646	$13,403
Lease liabilities arising from obtaining right-of-use assets	$8,669	$4,110	$15,837

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (years)	3.7	4.5
Weighted average discount rate	5.2%	4.8%

Maturities of the Company's operating lease liabilities as of  December 31, 2022 are as follows:

(in thousands)
2023	$14,940
2024	13,460
2025	7,715
2026	4,498
2027	4,353
2028 and thereafter	1,465
Total minimum lease payments	46,431
Less: interest	(4,250)
Present value of net minimum lease payments	42,181
Less: lease liabilities, current	(13,060)
Lease liabilities, noncurrent	$29,121

NOTE 9.	Commitment and Contingencies

Purchase Obligation

The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of  December 31, 2022, these remaining purchase commitments for future periods are as follows:

(in thousands)
2023	$12,862
2024	13,261
2025	12,597
2026	11,591
2027	14,091
Total purchase commitments	$64,402

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

Legal Proceedings

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Legal expenses related to such matters are expensed as incurred. The Company provides disclosure if it is reasonably possible that a loss has been incurred and a range of loss or possible loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

As of December 31, 2022, the Company had accruals of $1.5 million in accrued liabilities for a matter, we believe, that has losses that are probable and can be reasonably estimated. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

NOTE 10.	Stockholders' Equity and Stock-based Compensation

Preferred Stock

Effective October 3, 2012, the Company is authorized to issue 20.0 million shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the board of directors. As of December 31, 2022, and 2021, there were no issued or outstanding shares of preferred stock.

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

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan (“Previous 2012 Plan”) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the Previous 2012 Plan, the Company is authorized to grant to eligible participant’s ISOs, NSOs, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, performance units and performance shares. The number of shares of common stock available for issuance under the Previous 2012 Plan is subject to an annual increase on January 1 of each year by an amount equal to the least of 3,050 thousand shares, 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year or an amount determined by the board of directors. For the year ended December 31, 2022, 1,956 thousand shares were added to the Previous 2012 Plan.

On  June 8, 2022 ("Effective Date"), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the "Restated 2012 Plan"). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the Previous 2012 Equity Incentive Plan will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares of 9,689 thousand available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan. As of December 31, 2022, 2,351 thousand shares are available for future grants. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options and RSU's granted generally vest over a period of up to four years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated.

2021 Employee Stock Purchase Plan

On June 9, 2021, the Company’s stockholders approved the 2021 ESPP. A total of 600 thousand shares were authorized for issuance to eligible participating employees upon adoption of the ESPP. The ESPP provides for consecutive 6-month offering periods beginning on or about August 16 and February 16 of each year. Eligible employees who elect to participate can contribute from 1% to 15% of their eligible compensation through payroll withholding. During any offering period, contribution rates cannot be changed. However, eligible employees  may withdraw from the current offering period. Any contributions made prior to each purchase date in the case of withdrawal or termination of employment will be refunded. On each purchase date, eligible participating employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's stock on the first trading day of the offering period or (ii) the fair market value of the Company's stock on the purchase date (i.e., the last trading day of the offering period). As of December 31, 2022, 555 thousand shares are available for future purchase.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expenses included in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenues	$5,305	$3,782	$2,767
Research and development	14,585	10,750	13,502
Sales and marketing	9,837	6,323	5,785
General and administrative	23,681	46,724	17,981
Total stock-based compensation	$53,408	$67,579	$40,035

The income tax benefit related to the stock-based compensation expenses was $8.3 million, $6.2 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had unrecognized stock-based compensation expenses of $24.5 million, $92.2 million and $0.3 million related to options, RSUs and ESPP, respectively, which are expected to be recognized over weighted-average periods of 2.9 years, 2.8 years and 0.1 years, respectively.

Performance-Based Stock Options and Restricted Stock Units

On December 21, 2018, the Compensation and Talent committee of the Company's board of directors (“Compensation Committee”) granted the equity award for 2019 to the Company’s former chief executive officer, Philippe Courtot (“Mr. Courtot”). The first portion of the award consisted of 56 thousand RSUs that were scheduled to vest in 16 quarterly increments beginning on January 1, 2019. The second portion of the award consisted of a target number of 33 thousand PSUs, which were scheduled to vest at the end of the three-year performance period from January 2019 through December 2021. The actual number of PSUs eligible to vest ranged from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth during the three-year performance period from January 2019 through December 2021 and Adjusted EBITDA margin for the fiscal year of 2021. The third portion of the award consisted of a target number of 33 thousand PSUs, one third of which (11 thousand target PSUs) was scheduled to vest at the end of each fiscal year of 2019, 2020 and 2021. The actual number of PSUs eligible to vest at each vesting date ranged from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and Adjusted EBITDA margin for each of those years.

On November 2, 2019, the Compensation Committee granted the equity award for 2020 to Mr. Courtot. The first portion of the award consisted of 49 thousand RSUs that were scheduled to vest in 16 quarterly installments beginning on December 1, 2019. The second portion of the award consisted of a target number of 124 thousand PSOs, which were scheduled to vest at the end of the three-year performance period from January 2020 through December 2022. The actual number of PSOs eligible to vest ranged from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

On December 10, 2020, the Compensation Committee granted the equity award for 2021 to Mr. Courtot. The first portion of the award consisted of 69 thousand RSUs that were scheduled to vest in 16 quarterly installments beginning on November 1, 2020. The second portion of the award consisted of a target number of 224 thousand PSOs, which were scheduled to vest at the end of the three-year performance period from January 2021 through December 2023. The actual number of PSOs eligible to vest ranged from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period.

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

On October 28, 2021, the Compensation Committee approved to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate target number of 73 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from January 2022 through December 2024. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year are determined and approved. The actual number of the PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.

On October 27, 2022, the Compensation Committee approved to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate target number of 86 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from January 2023 through December 2025. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year is determined and approved. The actual number of the PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.

For the years ended December 31, 2022, 2021 and 2020, stock-based compensation expenses of $[nil], $13.3 million and $0.2 million for PSOs, respectively, and $3.9 million, $5.3 million and $2.8 million for PSUs, respectively, were recognized.

Stock Options

The weighted-average grant date fair value of the Company’s stock options granted for the years ended December 31, 2022, 2021 and 2020 was $50.32, $41.23 and $35.49, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	4.3 to 4.4	5.2 to 5.5	4.5 to 5.5
Volatility	40% to 43%	38% to 41%	38% to 43%
Risk-free interest rate	1.7% to 4.2%	0.5% to 1.2%	0.3% to 1.4%
Dividend yield	—	—	—

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

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2021	1,838	$66.05	6.0	$130,791
Granted	593	$133.43
Exercised	(468)	$52.29
Canceled	(156)	$114.21
Balance as of December 31, 2022	1,807	$87.59	6.5	$58,024
Vested and expected to vest - December 31, 2022	1,583	$81.95	6.1	$57,690
Exercisable - December 31, 2022	981	$56.25	4.4	$56,062

The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $39.8 million, $42.5 million and $77.5 million, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock Units

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value
	(in thousands)
Balance as of December 31, 2021	952	(1)	$105.20
Granted	711	(2)	$137.50
Vested	(330)		$100.27
Forfeited	(150)		$117.63
Balance as of December 31, 2022	1,183	(3)	$124.42
Outstanding and expected to vest - December 31, 2022	929		$122.55

(1) Included 68 thousand shares of PSUs granted to certain executive officers in 2021 for performance year 2022 at 200% vest level.

(2) Included 58 thousand shares of PSUs granted to certain executive officers in 2022 and 49 thousand shares of PSU granted in 2021 as a result of defining the level of performance goals for performance year 2023.

(3) Included 175 thousand shares of PSUs granted to certain executive officers in 2022 and 2021.

The aggregate fair value of RSUs vested for the years ended December 31, 2022, 2021 and 2020 was $43.9 million, $59.5 million and $46.5 million, respectively.

Employee Stock Purchase Plan

The weighted-average grant date fair value of the Company’s ESPP for the year ended December 31, 2022 was $39.14 using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
2022
Expected term (in years)	0.5
Volatility	41.1% to 50.1%
Risk-free interest rate	0.7% to 3.1%
Dividend yield	—

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

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
Total as of December 31, 2022	$900.0

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

For the years ended December 31, 2022, 2021 and 2020, the Company repurchased 2.5 million shares, 1.1 million shares and 1.3 million shares of its common stock for $317.3 million, $130.0 million and $126.7 million, respectively. As of December 31, 2022, $154.5 million remained available for share repurchases pursuant to the Company's share repurchase program.

On  February 9, 2023, the Company announced that its Board of Directors authorized an additional $100.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.0 billion.

NOTE 11.	Employee Benefits Plan

The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. For the years ended December 31, 2022, 2021 and 2020, the Company made contributions to the 401(k) Plan of $3.5 million, $2.4 million and $1.3 million, respectively.

The Company contributes to a Provident Fund Plan for its employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $2.0 million, $1.7 million and $1.4 million, respectively, to those plans.

NOTE 12.	Income Taxes

The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$122,013	$80,472	$94,099
Foreign	11,687	8,925	7,938
Income before income taxes	$133,700	$89,397	$102,037

Income tax provision consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current
Federal	$35,286	$20,135	$1,944
State	6,269	4,324	1,438
Foreign	4,606	3,701	3,571
Current income tax provision	46,161	28,160	6,953
Deferred
Federal	(17,097)	(7,342)	4,239
State	(3,055)	(1,722)	26
Foreign	(301)	(659)	(753)
Deferred income tax provision (benefit)	(20,453)	(9,723)	3,512
Income tax provision	$25,708	$18,437	$10,465

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	2.3	3.1	1.6
Stock-based compensation	3.4	10.3	4.8
Excess tax benefits related to stock-based compensation	(5.2)	(5.4)	(13.8)
Foreign source income	3.8	0.4	0.2
Change in valuation allowance	0.3	0.2	0.8
Foreign-derived intangible income deduction	(4.9)	(7.0)	(1.7)
Federal and state research and development credit	(1.3)	(1.9)	(2.6)
Other	(0.2)	(0.1)	—
Income tax provision	19.2%	20.6%	10.3%

Deferred Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets
Research and development credit carryforwards	$10,957	$10,743
Accrued liabilities	3,677	1,655
Deferred revenues	5,766	7,250
Operating lease liabilities	10,667	11,777
Intangible assets	3,465	2,988
Stock-based compensation	4,691	4,085
Capitalized R&D	30,234	9,389
Other	2,195	3,920
Gross deferred tax assets	71,652	51,807
Valuation allowance	(12,476)	(11,364)
Total deferred tax assets	59,176	40,443
Deferred tax liabilities
Fixed assets	(1,745)	(3,320)
Operating leases - right of use asset	(8,359)	(9,010)
Deferred commissions	(3,660)	(3,026)
Total deferred tax liabilities	(13,764)	(15,356)
Net deferred tax assets	$45,412	$25,087

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2022. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $12.5 million and $11.4 million against such deferred tax assets as of December 31, 2022 and 2021, respectively. The increase of $1.1 million in valuation allowance was mainly associated with the California research and development credit generated during the year ended December 31, 2022 and unrealized loss on available for sale securities that will not likely be realized in the foreseeable future.

As of December 31, 2022, the Company had $16.2 million of state research and development credit carryforwards. State research and development credits do not expire. As of December 31, 2022, the Company had foreign tax credit carryforwards of $0.9 million which begin to expire in 2028.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits beginning balance	$9,676	$8,855	$7,778
Gross increase for tax positions of prior years	89	—	4
Gross decrease for tax positions of prior years	—	(25)	—
Gross increase for tax positions of current year	777	846	1,258
Lapse of statute of limitations	—	—	(185)
Total unrecognized tax benefits	$10,542	$9,676	$8,855

The unrecognized tax benefits, if recognized, would impact the income tax provision by $5.3 million, $4.9 million and $4.6 million as of December 31, 2022, 2021 and 2020, respectively. The remaining amount would result in the recognition of a corresponding deferred tax asset that is then offset by a full valuation allowance. As of December 31, 2022, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for the years ended December 31, 2022, 2021 and 2020.

The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in various foreign jurisdictions. The tax years 2001 through 2021 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs.

As of December 31, 2022, the Company has undistributed earnings in certain foreign subsidiaries that the Company has indefinitely reinvested outside the United States. As a result, the Company has not provided for deferred tax liabilities on those earnings. The Company  may be required to pay additional income taxes if the Company repatriates those earnings in the future.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$292,291	$252,428	$229,484
Foreign	197,432	158,744	133,479
Total revenues	$489,723	$411,172	$362,963

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	December 31,
	2022	2021
	(in thousands)
United States	$58,775	$66,440
India	16,057	20,401
Rest of world	6,348	12,029
Total Long-lived Assets	$81,180	$98,870

NOTE 14.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income	$107,992	$70,960	$91,572
Denominator:
Basic weighted average shares	38,453	39,030	39,167
Effect of potentially dilutive shares:
Stock options	672	863	1,262
Restricted stock units	216	224	311
Employee stock purchase plan	3	1	—
Diluted weighted average shares	$39,344	$40,118	$40,740
Net income per share:
Basic	$2.81	$1.82	$2.34
Diluted	$2.74	$1.77	$2.25

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock options	686	534	532
Restricted stock units	90	61	52
Employee stock purchase plan	5	—	—
Total anti-dilutive shares	781	595	584

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022. For the information required by this item with respect to Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

(b) Exhibits

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.	S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.	8-K	001-35662	3.1	November 2, 2022

4.1	Form of common stock certificate.	S-1/A	333-182027	4.1	September 12, 2012

4.2	Description of Registrant’s securities	10-K	001-35662	4.2	February 21, 2020

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.	S-1	333-182027	10.1	June 8, 2012

10.2*	Qualys, Inc. 2012 Equity Incentive Plan, as amended, restated and extended.	8-K	001-35662	10.1	June 10, 2022

10.3*	Qualys, Inc. 2021 Employee Stock Purchase Plan	8-K	001-35662	10.1	June 11, 2021

10.4*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.	S-1	333-182027	10.5	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020.	8-K	001-35662	10.1	May 26, 2020

10.6*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.	S-1	333-182027	10.9	June 8, 2012

10.7*	Offer Letter, between Qualys, Inc. and Allan Peters, dated April 26, 2021.	10-K	001-35662	10.7	February 22, 2022

10.8*	Form of Performance-Based Restricted Stock Unit Agreement for Executives under the 2012 Equity Incentive Plan, dated October 28, 2021	10-K	001-35662	10.8	February 22, 2022

10.9*	Form of director and executive officer indemnification agreement.	S-1/A	333-182027	10.10	August 10, 2012

10.10*	Qualys, Inc. Executive Performance Bonus Plan.	Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.11*#		Qualys, Inc. 2022 Corporate Bonus Plan.	X

10.12		Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

21.1		List of subsidiaries of Qualys, Inc.	X

23.1		Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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

X

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101.	X

	*	Indicates a management contract or compensatory plan or arrangement.
	†	Portions of this exhibit have been omitted due to a determination by the Securities and Exchange Commission that these portions should be granted confidential treatment.
	#	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 23, 2023.

QUALYS, INC.

By:	/s/ SUMEDH THAKAR
Sumedh Thakar
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ SUMEDH THAKAR	Director, President and Chief Executive Officer (principal executive officer)	February 23, 2023
Sumedh Thakar

/s/ JOO MI KIM	Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2023
Joo Mi Kim

/s/ JEFFREY P. HANK	Chair of the Board of Directors	February 23, 2023
Jeffrey P. Hank

/s/ WILLIAM BERUTTI	Director	February 23, 2023
William Berutti

/s/ GENERAL PETER PACE	Director	February 23, 2023
General Peter Pace

/s/ KRISTI M. ROGERS	Director	February 23, 2023
Kristi M. Rogers

/s/ WENDY M. PFEIFFER	Director	February 23, 2023
Wendy M. Pfeiffer

/s/ JOHN A. ZANGARDI	Director	February 23, 2023
John A. Zangardi