Form 10-Q
period 2023-03-31
QUALYS, INC.
filed 2023-05-04
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of the registrant's common stock outstanding as of April 28, 2023 was 36,895,797.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$193,854	$173,719
Short-term marketable securities	139,925	147,608
Accounts receivable, net of allowance of $912 and $736 as of March 31, 2023 and December 31, 2022, respectively	101,786	121,795
Prepaid expenses and other current assets	29,183	30,216
Total current assets	464,748	473,338
Long-term marketable securities	44,587	59,206
Property and equipment, net	45,161	47,428
Operating leases - right of use asset	30,737	33,752
Deferred tax assets, net	49,865	45,412
Intangible assets, net	12,030	12,801
Goodwill	7,447	7,447
Restricted cash	2,700	2,700
Other noncurrent assets	18,478	18,857
Total assets	$675,753	$700,941
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,740	$2,808
Accrued liabilities	41,777	42,592
Deferred revenues, current	296,516	293,728
Operating lease liabilities, current	12,925	13,060
Total current liabilities	352,958	352,188
Deferred revenues, noncurrent	21,931	23,490
Operating lease liabilities, noncurrent	25,913	29,121
Other noncurrent liabilities	7,129	7,013
Total liabilities	407,931	411,812
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,933 and 37,362 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	521,716	512,486
Accumulated other comprehensive loss	(1,571)	(1,947)
Accumulated deficit	(252,360)	(221,447)
Total stockholders’ equity	267,822	289,129
Total liabilities and stockholders’ equity	$675,753	$700,941

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$130,683	$113,420
Cost of revenues	26,954	24,002
Gross profit	103,729	89,418
Operating expenses:
Research and development	27,795	23,107
Sales and marketing	25,628	20,142
General and administrative	15,128	12,634
Total operating expenses	68,551	55,883
Income from operations	35,178	33,535
Other income (expense), net:
Interest income	2,397	518
Other income (expense), net	(216)	(710)
Total other income (expense), net	2,181	(192)
Income before income taxes	37,359	33,343
Income tax provision	8,254	7,933
Net income	$29,105	$25,410
Net income per share:
Basic	$0.79	$0.65
Diluted	$0.77	$0.64
Weighted average shares used in computing net income per share:
Basic	37,068	38,992
Diluted	37,669	40,001

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$29,105	$25,410
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	1,131	(2,128)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(755)	451
Other comprehensive income (loss), net of tax	376	(1,677)
Comprehensive income	$29,481	$23,733

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net income	$29,105	$25,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,444	8,982
Provision for credit losses	119	141
Loss on disposal of property and equipment	-	5
Stock-based compensation	16,033	11,745
Amortization (accretion) of premiums (discount) on marketable securities, net	(259)	762
Deferred income taxes	(4,241)	(5,095)
Changes in operating assets and liabilities:
Accounts receivable	19,890	19,563
Prepaid expenses and other assets	(1,289)	6,067
Accounts payable	(1,215)	599
Accrued liabilities and other noncurrent liabilities	(2)	3,435
Deferred revenues	1,228	7,426
Net cash provided by operating activities	66,813	79,040
Cash flow from investing activities:
Purchases of marketable securities	(46,010)	(81,800)
Sales and maturities of marketable securities	69,709	84,915
Purchases of property and equipment	(4,037)	(7,639)
Net cash provided by (used in) investing activities	19,662	(4,524)
Cash flow from financing activities:
Repurchase of common stock	(66,551)	(46,581)
Proceeds from exercise of stock options	2,328	2,569
Payments for taxes related to net share settlement of equity awards	(5,105)	(3,631)
Proceeds from issuance of common stock through employee stock purchase plan	2,988	2,086
Net cash used in financing activities	(66,340)	(45,557)
Net increase in cash, cash equivalents and restricted cash	20,135	28,959
Cash, cash equivalents and restricted cash at beginning of period	176,419	138,528
Cash, cash equivalents and restricted cash at end of period	$196,554	$167,487

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	29,105	29,105
Other comprehensive loss, net of tax	—	—	—	376	—	376
Issuance of common stock upon exercise of stock options	61	—	2,328	—	—	2,328
Repurchase of common stock	(584)	—	(7,014)	—	(60,018)	(67,032)
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43)	—	(5,105)	—	—	(5,105)
Issuance of common stock through employee stock purchase plan	29		2,988			2,988
Stock-based compensation	—	—	16,033	—	—	16,033
Balances at March 31, 2023	36,933	$37	$521,716	$(1,571)	$(252,360)	$267,822

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings	Total
			Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	25,410	25,410
Other comprehensive income, net of tax	—	—	—	(1,677)	—	(1,677)
Issuance of common stock upon exercise of stock options	66	—	2,569	—	—	2,569
Repurchase of common stock	(368)	—	(4,416)	—	(42,165)	(46,581)
Issuance of common stock upon vesting of restricted stock units	70	—	—	—	—	—
Taxes related to net share settlement of equity awards	(28)	—	(3,631)	—	—	(3,631)
Issuance of common stock through employee stock purchase plan	23	—	2,086			2,086
Stock-based compensation	—	—	11,745	—	—	11,745
Balances at March 31, 2022	38,875	$39	$485,676	$(670)	$(58,410)	$426,635

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2023 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.

Risks and Uncertainties

The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, financial institution failures and associated uncertainty, labor shortages, significant volatility of global markets and geopolitical conflicts could have a material adverse effect on the Company's long-term business and could lead to further economic disruption and expose the Company to greater risk as its current and potential customers may reduce or eliminate their overall spending on IT security.

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

There have been no material changes to the Company’s significant accounting policies set forth in "Note 1" of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$3,520	$—	$3,520
Commercial paper	—	75,697	75,697
U.S. Treasury and government agencies	—	84,793	84,793
Corporate bonds	—	45,790	45,790
Asset-backed securities	—	8,546	8,546
Foreign currency forward contracts	—	199	199
Total assets	$3,520	$215,025	$218,545
Foreign currency forward contracts	$—	$3,121	$3,121
Total liabilities	$—	$3,121	$3,121

	December 31, 2022
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$82,701	$—	$82,701
U.S. Treasury and government agencies	—	156,662	156,662
Foreign government	—	1,006	1,006
Corporate bonds	—	63,910	63,910
Asset-backed securities	—	15,027	15,027
Foreign currency forward contracts	—	1,493	1,493
Total assets	$82,701	$238,098	$320,799
Foreign currency forward contracts	$—	$4,679	$4,679
Total liabilities	$—	$4,679	$4,679

There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2023 and 2022.

Cash equivalent and investments

The Company's cash equivalents and marketable securities consist of the following:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents: (1)
Money market funds	$3,520	$—	$—	$3,520
Commercial paper	$30,319	—	(5)	30,314
Total	33,839	—	(5)	33,834
Short-term marketable securities:
Commercial paper	45,384	8	(9)	45,383
Corporate bonds	27,878	—	(412)	27,466
Asset-backed securities	23	—	—	23
U.S. Treasury and government agencies	67,351	—	(298)	67,053
Total	140,636	8	(719)	139,925
Long-term marketable securities:
Corporate bonds	18,715	—	(391)	18,324
Asset-backed securities	8,600	—	(77)	8,523
U.S. Treasury and government agencies	18,131	—	(391)	17,740
Total	45,446	—	(859)	44,587
Total	$219,921	$8	$(1,583)	$218,346
   (1) Excludes cash of $160.0 million.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents: (2)
Money market funds	$82,701	$—	$—	$82,701
U.S. Treasury and government agencies	29,787	4	—	29,791
Total	112,488	4	—	112,492
Short-term marketable securities:
Corporate bonds	36,908	3	(337)	36,574
Asset-backed securities	726	—	(2)	724
U.S. Treasury and government agencies	110,225	—	(921)	109,304
Foreign government	1,008	—	(2)	1,006
Total	148,867	3	(1,262)	147,608
Long-term marketable securities:
Corporate bonds	28,146	—	(810)	27,336
Asset-backed securities	14,435	—	(132)	14,303
U.S. Treasury and government agencies	18,076	—	(509)	17,567
Total	60,657	—	(1,451)	59,206
Total	$322,012	$7	$(2,713)	$319,306

(2) Excludes cash of $61.2 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Commercial paper	$59,397	$(14)	$-	$-	$59,397	$(14)
Asset-backed securities	8,179	(75)	359	(2)	8,538	(77)
Corporate bonds	18,058	(103)	25,430	(700)	43,488	(803)
U.S. Treasury and government agencies	62,978	(479)	21,555	(210)	84,533	(689)
Total	$148,612	$(671)	$47,344	$(912)	$195,956	$(1,583)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Foreign government agencies	$998	$(2)	$-	$-	$998	$(2)
Asset-backed securities	13,365	(124)	1,652	(10)	15,017	(134)
Corporate bonds	33,800	(389)	26,326	(758)	60,126	(1,147)
U.S. Treasury and government agencies	89,802	(1,175)	36,833	(255)	126,635	(1,430)
Total	$137,965	$(1,690)	$64,811	$(1,023)	$202,776	$(2,713)

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

The following summarizes the fair value of cash equivalents and marketable securities by contractual maturity:

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due within One Year	$174,452	$173,736
Due after One Year through Two Years	36,846	36,064
Mature over Two Years	—	—
Asset-backed securities	8,623	8,546
Total	$219,921	$218,346

Non-Marketable Securities

During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company accounts for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than carrying value. We have not recorded any impairments or fair value adjustment related to the investment for the three months ended March 31, 2023. The investment is included in other noncurrent assets on the condensed consolidated balance sheets. The Company has not received any dividends from the investment.

Derivative Financial Instruments

Designated cash flow hedges

The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in British Pound ("GBP") and Euro ("EUR") and operating expenses incurred in Indian Rupee ("INR"), which are designated as cash flow hedges. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in Accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.

          As of  March 31, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €37.5 million, £11.5 million and Rs.3,572.0 million. As of  December 31, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €37.4 million, £10.4 million and Rs.3,411.0 million.

As of March 31, 2023, a net amount of unrealized gains of $1.6 million before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of March 31, 2023, a net amount of unrealized loss of $0.6 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

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

         As of  March 31, 2023, the Company had non-designated forward contracts with notional amounts of €8.5 million, £4.3 million, Rs.455 million, and Canadian Dollar ("C$") 5 million. As of  December 31, 2022, the Company had non-designated forward contracts with notional amounts of €40.2 million, £16.2 million, Rs.484 million, and C$3.8 million.

The following summarizes the fair value of derivative financial instruments as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$190	$1,041
Foreign currency forward contracts not designated as hedging instruments	9	452
Total	$199	$1,493
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$(2,409)	$(2,634)
Foreign currency forward contracts not designated as hedging instruments	(712)	(2,045)
Total	$(3,121)	$(4,679)

The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of March 31, 2023 and December 31, 2022. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net gains from non-designated forward contracts	$259	$1,155
Other foreign currency transactions losses	(425)	(1,818)
Total foreign exchange losses, net	(166)	(663)
Other expenses	(50)	(47)
Other income (expense), net	$(216)	$(710)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	1,131	(443)	688
Amount reclassified into income during the period	-	(534)	(534)
Income tax benefit	-	222	222
Net change during the period	1,131	(755)	376
Balances at March 31, 2023	(1,574)	3	(1,571)

Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,070)	648	(1,422)
Amount reclassified into income during the period	-	(60)	(60)
Income tax provision	(58)	(137)	(195)
Net change during the period	(2,128)	451	(1,677)
Balances at March 31, 2022	(2,313)	1,643	(670)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$1,136	$(46)
Cost of revenues	(139)	23
Research and development	(383)	68
Sales and marketing	(23)	4
General and administrative	(57)	11
Total	$534	$60

There was no reclassification of AOCI to other income (expense), net related to Available-for-sale debt securities during the three months ended March 31, 2023 and 2022.

NOTE 4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Computer equipment	$177,434	$173,832
Computer software	25,808	25,808
Leasehold improvements	21,009	21,009
Scanner appliances	16,326	15,696
Furniture, fixtures and equipment	6,528	6,524
Total property and equipment	247,105	242,869
Less: accumulated depreciation and amortization	(201,944)	(195,441)
Property and equipment, net	$45,161	$47,428

As of  March 31, 2023 and December 31, 2022, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $10.1 million and $6.7 million, respectively, including assets that had not been placed in service of $6.7 million and $4.0 million, respectively. Depreciation and amortization expenses relating to property and equipment were $6.5 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively, which were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $113.8 million and $100.0 million were recognized during the three months ended March 31, 2023 and 2022, respectively, which amounts were included in the deferred revenue balances of $317.2 million and $290.6 million as of December 31, 2022 and 2021, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2023:

(in thousands)
2023 (remaining nine months)	$131,257
2024	106,502
2025	47,649
2026	5,779
2027	776
2028 and thereafter	69
Total	$292,032

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

Revenues by sales channel are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Direct	$75,093	$66,471
Partner	55,590	46,949
Total	$130,683	$113,420

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

Deferred costs to obtain contracts are as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Current	$5,120	$5,018
Noncurrent	$10,143	$10,090

For the three months ended March 31, 2023 and 2022, the Company recognized $1.4 million and $1.2 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			March 31, 2023
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.3	$40,141	$(28,561)	$11,580
Patent licenses	14.0	1.4	1,387	(1,246)	141
Non-compete agreements	2.0	—	500	(500)	—
Assembled workforce	2.0	1.5	359	(90)	269
Total intangibles subject to amortization			$42,387	$(30,398)	$11,990
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,030

			December 31, 2022
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.4	$40,141	$(27,860)	$12,281
Patent licenses	14.0	1.7	1,387	(1,221)	166
Non-compete agreements	2.0	—	500	(500)	—
Assembled workforce	2.0	1.7	359	(45)	314
Total intangibles subject to amortization			$42,387	$(29,626)	$12,761
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,801

Intangible asset amortization expense was $0.8 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of March 31, 2023, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2023 (remaining nine months)	$2,314
2024	2,904
2025	2,557
2026	2,477
2027	1,738
Total expected future amortization expense	$11,990

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $4.0 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash payments included in the measurement of lease liabilities	$3,905	$4,035
Lease liabilities arising from obtaining right-of-use assets	$-	$638

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term (years)	3.5	3.7
Weighted average discount rate	5.3%	5.2%

NOTE 8.	Commitments and Contingencies

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

Equity Incentive Plans

Restated 2012 Equity Incentive Plan

On June 8, 2022 ("Effective Date"), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the "Restated 2012 Plan"). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options, nonstatutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights, performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the previous version of the 2012 Equity Incentive Plan (“Previous 2012 Plan”) will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan.

As of March 31, 2023, 2,307 thousand shares were available for grant under the Restated 2012 Plan.

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

During the three months ended March 31, 2023, 29.5 thousand shares were issued in connection with the purchase of common stock by participating employees. As of March 31, 2023, 525 thousand shares were available for future purchases.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cost of revenues	$1,592	$1,080
Research and development	4,960	3,287
Sales and marketing	2,454	2,031
General and administrative	7,027	5,347
Total stock-based compensation	$16,033	$11,745

As of March 31, 2023, the Company had unrecognized stock-based compensation expenses of $25.1 million, $80.0 million, $4.0 million, and $0.9 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.8 years, 2.7 years, 1.1 years, and 0.4 years, respectively.

Performance-based Restricted Stock Units ("PSUs")

  On  April 27, 2021, the Compensation Committee granted to the Company’s current president and chief executive officer an equity award consisting of certain RSUs and a target number of 10 thousand PSUs. The PSUs are scheduled to vest at the end of the three-year performance period from  January 2021 through  December 2023. The actual number of the PSUs eligible to vest ranges from 0% to 200% of the target number, depending on the level of achievement of goals related to revenue growth and free cash flow per share growth during the performance period. If the Company's current president and chief executive officer is terminated (a) by reason of death or disability or (b) by the Company for reasons other than cause or good reason within 12 months following a change in control, then 100% of any unvested portions of the award will vest, with any vesting in connection with terminations due to change in control conditioned upon the effectiveness of a release of claims in favor of the Company.

  On  October 28, 2021, the Compensation Committee approved to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate target number of 73 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from  January 2022 through  December 2024. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year are determined and approved. The actual number of the PSUs eligible to vest each year ranges from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated by reason of death or disability, 100% of the target number of the unvested PSU will vest immediately, or (a) by the Company for reasons other than cause or (b) by the executive officers for good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.

  On  October 27, 2022, the Compensation Committee approved to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate target number of 86 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from  January 2023 through  December 2025. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year are determined and approved. The actual number of the PSUs eligible to vest each year ranges from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated by reason of death or disability, 100% of the target number of the unvested PSU will vest immediately, or (a) by the Company for reasons other than cause or (b) by the executive officers for good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.

  On  February 6, 2023, the Compensation Committee approved to an executive officer of the Company equity awards consisting of certain RSUs and an aggregate target number of 6 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from  January 2023 through  December 2025. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year are determined and approved. The actual number of the PSUs eligible to vest each year ranges from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated by reason of death or disability, 100% of the target number of the unvested PSU will vest immediately, or (a) by the Company for reasons other than cause or (b) by the executive officers for good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.

The Company recognized $1.3 million and $0.8 million, respectively, of stock-based compensation expenses related to all PSUs during the three months ended March 31, 2023 and 2022.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2022	1,807	$87.59	6.5	$58,024
Granted	121	$121.02
Exercised	(61)	$38.31
Canceled	(29)	$123.18
Balance as of March 31, 2023	1,838	$90.85	6.5	$74,979
Vested and expected to vest - March 31, 2023	1,614	$85.86	6.2	$73,425
Exercisable - March 31, 2023	996	$62.04	4.5	$67,948

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value
	(in thousands)
Balance as of December 31, 2022	1,183	(1)	$124.42
Granted	52	(2)	$121.02
Vested	(107)	(3)	$114.30
Forfeited	(100)	(4)	$127.16
Balance as of March 31, 2023	1,028	(5)	$125.04
Outstanding and expected to vest - March 31, 2023	806		$122.64

(1) Included 175 thousand PSUs granted to certain executive officers in 2022 and 2021.

   (2) Included 4 thousand PSUs granted to certain executive officer in the three months ended March 31, 2023.

   (3) Included 24 thousand PSUs granted to certain executive officers in 2021.

   (4) Included 22 thousand PSUs granted to certain executive officers in 2022 and 2021.

   (5) Included 132 thousand PSUs granted to certain executive officers in 2023, 2022 and 2021.

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
Total as of March 31, 2023	$1,000.0

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

During the three months ended March 31, 2023 and 2022, the Company repurchased 584 thousand shares and 368 thousand shares of its common stock for approximately$66.6 million and $46.6 million, respectively. As of  March 31, 2023, approximately $187.9 million remained available for share repurchases pursuant to the Company's share repurchase program.

         On August 16, 2022,  the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 1% excise tax on stock repurchases net of issue, which was immaterial to our financial results and cash flows for the three months ended March 31, 2023 and our financial position as of March 31, 2023.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income	$29,105	$25,410
Denominator:
Basic weighted average shares	37,068	38,992
Effect of potentially dilutive shares:
Stock options	489	770
Restricted stock units	110	236
Employee stock purchase plan	2	3
Diluted weighted average shares	$37,669	$40,001
Net income per share:
Basic	$0.79	$0.65
Diluted	$0.77	$0.64

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Stock options	990	601
Restricted stock units	365	—
Employee stock purchase plan	14	8
Total anti-dilutive shares	1,369	609

NOTE 11.	Income Taxes

The Company's income tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, tax law developments and possible outcomes of audits. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, the benefit of U.S. federal income tax credits, mandatory capitalization of research expenses, and the foreign-derived intangible income deduction.

The Company recorded an income tax provision of $8.3 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively, resulting in an effective tax rate of 22.1% and 23.8%, respectively. The increase in income tax provision for the three months ended March 31, 2023 compared to the three months ended  March 31, 2022 was primarily due to an increase in pre-tax income and lower excess tax benefits arising from stock-based compensation, partially offset by lower net capitalization of research and development expenses compared to the same period in 2022.

As of March 31, 2023, the Company had unrecognized tax benefits of $10.7 million, of which $5.4 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2022, the Company had unrecognized tax benefits of $10.5 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
United States	$78,016	$67,522
Foreign	52,667	45,898
Total revenues	$130,683	$113,420

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
United States	$56,345	$58,775
India	14,609	16,057
Rest of world	4,944	6,348
Total Long-lived Assets	$75,898	$81,180

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
•

economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, rising interest rates, recessionary fears, financial institution failures and associated uncertainty, supply chain disruption, and global labor shortage;

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For each of the three months ended March 31, 2023 and 2022, approximately 60% of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, cloud providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of Current Macroeconomic Environment

The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, financial institution failures and associated uncertainty, labor shortages, significant volatility of global markets and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Income Tax Provision

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended
	March 31,
	2023	2022
Revenues	100%	100%
Cost of revenues	21	21
Gross profit	79	79
Operating expenses:
Research and development	21	21
Sales and marketing	20	18
General and administrative	12	11
Total operating expenses	53	50
Income from operations	26	29
Total other income (expense), net	2	—
Income before income taxes	28	29
Income tax provision	6	7
Net income	22%	22%

Comparison of Three Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenues	$130,683	$113,420	$17,263	15%

Revenues increased by $17.3 million for the three months ended March 31, 2023 compared to the same period in 2022, driven by increased demand for our subscription services by our end customers. Of the total increase of $17.3 million, 97% was from revenues from customers existing at or prior to March 31, 2023, and the remaining 3% was from new customers added in the three months ended March 31, 2023. Of the total increase of $17.3 million, 61% was from customers in the United States and the remaining 39% was from customers in foreign countries. Of the total increase of $17.3 million, 50% was from direct customers and the remaining 50% was from partners. In the three months ended March 31, 2023, 57% of total revenue was direct and 43% of total revenue was through partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenues	$26,954	$24,002	$2,952	12%

Cost of revenues increased by $3.0 million for the three months ended March 31, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $2.3 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $1.7 million and an increase in subscribed license and software costs of $0.3 million, partially offset by a decrease in depreciation and amortization expense of $1.3 million resulting from our assets becoming fully depreciated or amortized.

Research and Development Expenses

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Research and development	$27,795	$23,107	$4,688	20%

Research and development expenses increased by $4.7 million for the three months ended March 31, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $4.5 million, driven by increased headcount, and an increase in shared cloud platform cost of $0.2 million, driven by a higher level of research and development efforts.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$25,628	$20,142	$5,486	27%

Sales and marketing expenses increased by $5.5 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $4.2 million, driven by increased headcount, an increase in marketing expense of $0.5 million, an increase in professional service expense of $0.4 million and an increase in travel and entertainment cost of $0.4 million, driven by an increased level of sales and marketing efforts such as trade shows and advertising.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$15,128	$12,634	$2,494	20%

General and administrative expenses increased by $2.5 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $1.5 million, driven by increased headcount, an increase in legal expense of $0.4 million, an increase in professional service expense of $0.3 million, and an increase in subscribed license and software costs of $0.3 million.

Total other income (expense), net

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Total other income (expense), net	$2,181	$(192)	$2,373	(1236)%

Total other income (expense), net increased by $2.4 million for the three months ended March 31, 2023, compared to the same periods in 2022, primarily due to an increase in interest income of $1.9 million driven by an increase of market interest rate, in addition to $0.5 million decrease in foreign currency loss.

Income tax provision

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Income tax provision	$8,254	$7,933	$321	4%

Income tax provision increased by $0.3 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in pre-tax income and lower excess tax benefits arising from stock-based compensation, partially offset by lower net capitalization of research and development expenses compared to the same period in 2022.

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

     Our net dollar expansion rates were 109% and 110% for the quarters ended March 31, 2023 and 2022, respectively.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net income	$29,105	$25,410
Net income as a percentage of revenues	22%	22%
Depreciation and amortization of property and equipment	6,672	7,276
Amortization of intangible assets	772	1,706
Income tax provision	8,254	7,933
Stock-based compensation	16,033	11,745
Total other income (expense), net	(2,181)	192
Adjusted EBITDA	$58,655	$54,262
Adjusted EBITDA as a percentage of revenues	45%	48%

Liquidity and Capital Resources

As of March 31, 2023, our principal source of liquidity was cash, cash equivalents and marketable securities of $378.4 million, including $89.5 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash provided by operating activities	$66,813	$79,040
Cash provided by (used in) investing activities	19,662	(4,524)
Cash used in financing activities	(66,340)	(45,557)
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,135	$28,959

Operating Activities

During the three months ended March 31, 2023, we generated $48.2 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $41.9 million during the three months ended March 31, 2022. In addition, we also generated $18.6 million of cash from changes in working capital during the three months ended March 31, 2023, of which $21.1 million was related to a net increase in deferred revenue and a net decrease in accounts receivable as a result of our continued growth in billing and collection, partially offset by $1.2 million due to a decrease in payables and accrued liabilities in line with our cost saving initiatives, and $1.3 million due to higher prepaid expenses. During the three months ended March 31, 2022, we generated $37.1 million of cash from working capital change, of which $27.0 million was related to net increase in deferred revenue and net decrease in accounts receivable as a result of our continued growth in billing and collection and $9.6 million was related to income tax overpayments in the prior year that were applied to the current year income tax liabilities.

Investing Activities

During the three months ended March 31, 2023, we generated $23.7 million of cash in sales and maturities of marketable securities net of purchases, and used $4.0 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $3.1 million of cash provided by sales and maturity of marketable securities investments net of purchase, and $7.6 million of cash used in capital expenditures during the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2023, we used $66.6 million of cash for share repurchases and $5.1 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, and received $2.3 million of proceeds from employee exercise of stock options and $3.0 million of proceeds from issuance of common stock through our ESPP, as compared to $46.6 million of cash used for share repurchases, $3.6 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, $2.6 million of cash received from employee exercise of stock options and $2.1 million of proceeds from issuance of common stock through our ESPP during the three months ended March 31, 2022.

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

Share Repurchases

We expect to continue to use cash to repurchase shares under our share repurchase program authorized by our board of directors on February 5, 2018. On February 9, 2023, we announced that our board of directors authorized an additional $100.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.0 billion. As of March 31, 2023, approximately $187.9 million remained available under our share repurchase program. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

Purchase Commitments

As of March 31, 2023, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the Euro, GBP, INR and Canadian Dollar, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of March 31, 2023, we had designated cash flow hedge forward contracts with notional amounts of €37.5 million, £11.5 million and Rs.3,572.0 million and non-designated forward contracts with notional amounts of €8.5 million, £4.3 million, Rs.455.0 million and C$5.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $378.4 million in cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2023. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of March 31, 2023, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $0.7 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2023, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

Our solutions, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, we and our service providers are at increased risk for security breaches. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in our data security or an attack against our service availability, or that of our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss or alteration of information, litigation, regulatory actions and investigations and possible liability. Any such actual or perceived security breach or disruption could also divert the efforts of our technical and management personnel. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as the costs to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

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

Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, supply chain constraints, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security, which factors we have experienced in 2022 and into 2023, have resulted and may in the future result in decreased revenue and earnings. Such factors have made and could in the future make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflict between Russia and Ukraine, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.

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

We generate a portion of our revenues from solutions that help organizations achieve and maintain compliance with regulations and industry standards. For example, many of our customers subscribe to our IT, security and compliance solutions to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, or the PCI Council, which apply to companies that store cardholder data. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, which could impact the demand for or value of our solutions.

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

We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to obtain new customers, manage our existing customer base and expand the sales of our newer solutions. We plan to continue to expand our sales force and invest in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the competitive markets where we do business. Competition for highly skilled personnel is frequently intense and we may not be able to compete for these employees. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.

We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.

Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2023, we derived approximately 43% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of March 31, 2023, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2023, we incurred approximately 27% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2023, approximately 23% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.

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

We have continued to grow over the last several years, with revenues increasing from $363.0 million in 2020 to $489.7 million in 2022, and headcount increasing from 1,498 employees at the beginning of 2020 to 2,143 employees as of March 31, 2023. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

Our future performance depends to a significant extent on the continued services and continuing contributions of our senior management and other key employees, to execute on our business plan and to identify and pursue new opportunities and product innovations. We do not maintain key-man insurance for any member of our senior management team. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. From time to time, there may be changes in our senior management team resulting from the termination or departure of executives. For example, we recently announced that we and our Chief Revenue Officer mutually agreed to end his employment and transition services on March 31, 2023. The loss of the services of our senior management or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

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

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our tax rate is affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, excess tax benefits arising from stock-based compensation, other tax benefits and credits, and the valuation of deferred tax assets and liabilities. Increases in our effective tax rate could harm our operating results.

Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Tax Cuts and Jobs Act of 2017 introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, these could impact our financial results in future periods. In addition, the Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights and the rate of tax applicable to certain types of income. These rules are still evolving, and we do not anticipate these rules to have an impact on our current year’s financial results. If applicable in the future, these could have an impact on our financial results, the extent of which is currently uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2023, we had approximately 36.9 million shares of our common stock outstanding.

In addition, as of March 31, 2023, there were approximately 1.8 million options and 1.0 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2023, we had an aggregate of 2.3 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.5 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of March 31, 2023. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 are subject to a new 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. We do not expect this provision to have a material impact to our results of operations. During the three months ended March 31, 2023, we repurchased 0.6 million shares of our common stock for approximately $66.6 million. As of March 31, 2023, approximately $187.9 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2023	340,000	$108.39	340,000	$117,627,460
February 1 - February 28, 2023	170,000	$120.86	170,000	$197,080,895	(2)
March 1 - March 31, 2023	74,000	$123.65	74,000	$187,930,693
Total	584,000		584,000

(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of March 31, 2023. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

(2) Reflects the $100.0 million increase to our share repurchase program announced on February 9, 2023.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 4, 2023.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)