Form 10-Q
period 2023-06-30
QUALYS, INC.
filed 2023-08-03
CIK 1107843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of the registrant's common stock outstanding as of July 27, 2023 was 36,712,075.

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
•

Our IT, security and compliance solutions are delivered from 12 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

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

Qualys, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$186,145	$173,719
Short-term marketable securities	163,107	147,608
Accounts receivable, net of allowance of $668 and $736 as of June 30, 2023 and December 31, 2022, respectively	124,912	121,795
Prepaid expenses and other current assets	34,017	30,216
Total current assets	508,181	473,338
Long-term marketable securities	38,838	59,206
Property and equipment, net	40,350	47,428
Operating leases - right of use asset	27,992	33,752
Deferred tax assets, net	54,891	45,412
Intangible assets, net	11,258	12,801
Goodwill	7,447	7,447
Restricted cash	2,700	2,700
Other noncurrent assets	17,927	18,857
Total assets	$709,584	$700,941
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,160	$2,808
Accrued liabilities	52,637	42,592
Deferred revenues, current	302,446	293,728
Operating lease liabilities, current	11,877	13,060
Total current liabilities	369,120	352,188
Deferred revenues, noncurrent	34,774	23,490
Operating lease liabilities, noncurrent	22,872	29,121
Other noncurrent liabilities	5,800	7,013
Total liabilities	432,566	411,812
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,747 and 37,362 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	534,010	512,486
Accumulated other comprehensive loss	(1,716)	(1,947)
Accumulated deficit	(255,313)	(221,447)
Total stockholders’ equity	277,018	289,129
Total liabilities and stockholders’ equity	$709,584	$700,941

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$137,209	$119,893	$267,892	$233,313
Cost of revenues	26,662	25,046	53,616	49,048
Gross profit	110,547	94,847	214,276	184,265
Operating expenses:
Research and development	27,424	24,791	55,219	47,898
Sales and marketing	26,241	23,730	51,869	43,872
General and administrative	14,055	13,333	29,183	25,967
Total operating expenses	67,720	61,854	136,271	117,737
Income from operations	42,827	32,993	78,005	66,528
Other income (expense), net:
Interest income	3,809	839	6,206	1,357
Other income (expense), net	(959)	(1,710)	(1,175)	(2,420)
Total other income (expense), net	2,850	(871)	5,031	(1,063)
Income before income taxes	45,677	32,122	83,036	65,465
Income tax provision	10,295	5,526	18,549	13,459
Net income	$35,382	$26,596	$64,487	$52,006
Net income per share:
Basic	$0.96	$0.69	$1.75	$1.34
Diluted	$0.95	$0.67	$1.72	$1.31
Weighted average shares used in computing net income per share:
Basic	36,842	38,738	36,954	38,864
Diluted	37,435	39,689	37,551	39,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$35,382	$26,596	$64,487	$52,006
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	312	(933)	1,443	(3,061)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(457)	978	(1,212)	1,429
Other comprehensive income (loss), net of tax	(145)	45	231	(1,632)
Comprehensive income	$35,237	$26,641	$64,718	$50,374

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net income	$64,487	$52,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,446	17,552
Provision for credit losses	160	297
Loss on disposal of property and equipment	—	5
Loss on non-marketable securities	533	—
Stock-based compensation, net of amounts capitalized	32,038	24,565
Amortization (accretion) of premiums (discount) on marketable securities, net	(1,412)	1,158
Deferred income taxes	(9,122)	(10,861)
Changes in operating assets and liabilities:
Accounts receivable	(3,277)	11,009
Prepaid expenses and other assets	(7,450)	(1,085)
Accounts payable	(813)	917
Accrued liabilities and other noncurrent liabilities	8,736	3,830
Deferred revenues	20,002	13,458
Net cash provided by operating activities	118,328	112,851
Cash flow from investing activities:
Purchases of marketable securities	(159,392)	(177,171)
Sales and maturities of marketable securities	167,120	173,922
Purchases of property and equipment	(5,455)	(11,150)
Net cash provided by (used in) investing activities	2,273	(14,399)
Cash flow from financing activities:
Repurchase of common stock	(108,817)	(117,813)
Proceeds from exercise of stock options	7,148	9,073
Payments for taxes related to net share settlement of equity awards	(9,494)	(8,161)
Proceeds from issuance of common stock through employee stock purchase plan	2,988	2,086
Net cash used in financing activities	(108,175)	(114,815)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,426	(16,363)
Cash, cash equivalents and restricted cash at beginning of period	176,419	138,528
Cash, cash equivalents and restricted cash at end of period	$188,845	$122,165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	29,105	29,105
Other comprehensive income, net of tax	—	—	—	376	—	376
Issuance of common stock upon exercise of stock options	61	—	2,328	—	—	2,328
Repurchase of common stock	(584)	—	(7,014)	—	(60,018)	(67,032)
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43)	—	(5,105)	—	—	(5,105)
Issuance of common stock through employee stock purchase plan	29		2,988			2,988
Stock-based compensation	—	—	16,033	—	—	16,033
Balances at March 31, 2023	36,933	$37	$521,716	$(1,571)	$(252,360)	$267,822
Net income	—	—	—	—	35,382	35,382
Other comprehensive loss, net of tax	—	—	—	(145)	—	(145)
Issuance of common stock upon exercise of stock options	101	—	4,820	—	—	4,820
Repurchase of common stock	(346)	—	(4,157)	—	(38,335)	(42,492)
Issuance of common stock upon vesting of restricted stock units	96	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38)	—	(4,389)	—	—	(4,389)
Stock-based compensation		—	16,020	—	—	16,020
Balances at June 30, 2023	36,746	$37	$534,010	$(1,716)	$(255,313)	$277,018

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	25,410	25,410
Other comprehensive loss, net of tax	—	—	—	(1,677)	—	(1,677)
Issuance of common stock upon exercise of stock options	66	—	2,569	—	—	2,569
Repurchase of common stock	(368)	—	(4,416)	—	(42,165)	(46,581)
Issuance of common stock upon vesting of restricted stock units	70	—	—	—	—	—
Taxes related to net share settlement of equity awards	(28)	—	(3,631)	—	—	(3,631)
Issuance of common stock through employee stock purchase plan	23	—	2,086			2,086
Stock-based compensation	—	—	11,745	—	—	11,745
Balances at March 31, 2022	38,875	$39	$485,676	$(670)	$(58,410)	$426,635
Net income	—	—	—	—	26,596	26,596
Other comprehensive income, net of tax	—	—	—	45	—	45
Issuance of common stock upon exercise of stock options	146	—	6,504	—	—	6,504
Repurchase of common stock	(561)	—	(6,745)	—	(64,487)	(71,232)
Issuance of common stock upon vesting of restricted stock units	90	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(4,530)	—	—	(4,530)
Stock-based compensation	—	—	12,820	—	—	12,820
Balances at June 30, 2022	38,517	$39	$493,725	$(625)	$(96,301)	$396,838

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2023 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.

Risks and Uncertainties

The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, financial institution failures and associated uncertainty, labor shortages, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts could have a material adverse effect on the Company's long-term business and could lead to further economic disruption and expose the Company to greater risk as its current and potential customers may reduce or eliminate their overall spending on IT security.

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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$50,159	$—	$50,159
Commercial paper	—	72,750	72,750
U.S. Treasury and government agencies	—	86,372	86,372
Corporate bonds	—	41,377	41,377
Asset-backed securities	—	15,269	15,269
Foreign currency forward contracts	—	271	271
Total assets	$50,159	$216,039	$266,198
Foreign currency forward contracts	$—	$2,529	$2,529
Total liabilities	$—	$2,529	$2,529

	December 31, 2022
	Level 1	Level 2	Fair Value
	(in thousands)
Money market funds	$82,701	$—	$82,701
U.S. Treasury and government agencies	—	156,662	156,662
Foreign government	—	1,006	1,006
Corporate bonds	—	63,910	63,910
Asset-backed securities	—	15,027	15,027
Foreign currency forward contracts	—	1,493	1,493
Total assets	$82,701	$238,098	$320,799
Foreign currency forward contracts	$—	$4,679	$4,679
Total liabilities	$—	$4,679	$4,679

There were no transfers between Level 1, Level 2 and Level 3 categories during the three months and six months ended June 30, 2023 and 2022.

Cash equivalent and investments

The Company's cash equivalents and marketable securities consist of the following:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents: (1)
Money market funds	$50,159	$—	$—	$50,159
Commercial paper	13,824	—	(1)	13,823
Total	63,983	—	(1)	63,982
Short-term marketable securities:
Commercial paper	58,955	1	(29)	58,927
Corporate bonds	28,115	1	(364)	27,752
Asset-backed securities	1,663	—	(4)	1,659
U.S. Treasury and government agencies	75,289	—	(520)	74,769
Total	164,022	2	(917)	163,107
Long-term marketable securities:
Corporate bonds	13,864	—	(239)	13,625
Asset-backed securities	13,651	—	(41)	13,610
U.S. Treasury and government agencies	11,669	—	(66)	11,603
Total	39,184	—	(346)	38,838
Total	$267,189	$2	$(1,264)	$265,927

(1) Excludes cash of $122.2 million.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents: (2)
Money market funds	$82,701	$—	$—	$82,701
U.S. Treasury and government agencies	29,787	4	—	29,791
Total	112,488	4	—	112,492
Short-term marketable securities:
Corporate bonds	36,908	3	(337)	36,574
Asset-backed securities	726	—	(2)	724
U.S. Treasury and government agencies	110,225	—	(921)	109,304
Foreign government	1,008	—	(2)	1,006
Total	148,867	3	(1,262)	147,608
Long-term marketable securities:
Corporate bonds	28,146	—	(810)	27,336
Asset-backed securities	14,435	—	(132)	14,303
U.S. Treasury and government agencies	18,076	—	(509)	17,567
Total	60,657	—	(1,451)	59,206
Total	$322,012	$7	$(2,713)	$319,306

(2) Excludes cash of $61.2 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Commercial paper	$67,221	$(30)	$-	$-	$67,221	$(30)
Asset-backed securities	5,863	(29)	3,449	(16)	9,312	(45)
Corporate bonds	10,346	(20)	22,949	(583)	33,295	(603)
U.S. Treasury and government agencies	65,001	(120)	21,021	(466)	86,022	(586)
Total	$148,431	$(199)	$47,419	$(1,065)	$195,850	$(1,264)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Foreign government agencies	$998	$(2)	$-	$-	$998	$(2)
Asset-backed securities	13,365	(124)	1,652	(10)	15,017	(134)
Corporate bonds	33,800	(389)	26,326	(758)	60,126	(1,147)
U.S. Treasury and government agencies	89,802	(1,175)	36,833	(255)	126,635	(1,430)
Total	$137,965	$(1,690)	$64,811	$(1,023)	$202,776	$(2,713)

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

The following summarizes the fair value of cash equivalents and marketable securities by contractual maturity:

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due within One Year	$226,342	$225,429
Due after One Year through Two Years	21,633	21,332
Mature over Two Years	3,900	3,897
Asset-backed securities	15,314	15,269
Total	$267,189	$265,927

Non-Marketable Securities

During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company accounts for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than carrying value. During the three months ended June 30, 2023, the Company identified an observable price change in the investment and recognized an immaterial unrealized loss in other income (expense), net of the condensed consolidated statement of operations. The investment is included in other noncurrent assets on the condensed consolidated balance sheets. The Company has not received any dividends from the investment.

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

          As of June 30, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €38.7 million, £12.3 million and Rs.3,742.0 million. As of  December 31, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €37.4 million, £10.4 million and Rs.3,411.0 million.

As of June 30, 2023, a de minimis net amount of unrealized gains before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of June 30, 2023, a de minimis net amount of unrealized gains before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

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

         As of June 30, 2023, the Company had non-designated forward contracts with notional amounts of €9.1 million, £2.5 million, Rs.945.0 million, and Canadian Dollar ("C$" or "CAD") 2.4 million. As of  December 31, 2022, the Company had non-designated forward contracts with notional amounts of €40.2 million, £16.2 million, Rs.484 million, and C$3.8 million.

The following summarizes the fair value of derivative financial instruments as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$248	$1,041
Foreign currency forward contracts not designated as hedging instruments	23	452
Total	$271	$1,493
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$2,136	$2,634
Foreign currency forward contracts not designated as hedging instruments	393	2,045
Total	$2,529	$4,679

The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of June 30, 2023 and December 31, 2022. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net gains (losses) from non-designated forward contracts	$(109)	$3,810	$150	$4,965
Other foreign currency transactions losses	(306)	(5,520)	(731)	(7,338)
Total foreign exchange losses, net	$(415)	$(1,710)	$(581)	$(2,373)

NOTE 3.	Accumulated Other Comprehensive Income (Loss)

The components and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	1,131	(443)	688
Amount reclassified into income during the period	-	(534)	(534)
Tax effect	-	222	222
Net change during the period	1,131	(755)	376
Balances at March 31, 2023	(1,574)	3	(1,571)
Change in unrealized gains (losses) during the period	312	65	377
Amount reclassified into income during the period	-	(665)	(665)
Tax effect	-	143	143
Net change during the period	312	(457)	(145)
Balances at June 30, 2023	$(1,262)	$(454)	$(1,716)

Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,070)	648	(1,422)
Amount reclassified into income during the period	-	(60)	(60)
Tax effect	(58)	(137)	(195)
Net change during the period	(2,128)	451	(1,677)
Balances at March 31, 2022	(2,313)	1,643	(670)
Change in unrealized gains (losses) during the period	(933)	1,548	615
Amount reclassified into income during the period	-	(244)	(244)
Tax effect	-	(326)	(326)
Net change during the period	(933)	978	45
Balances at June 30, 2022	$(3,246)	$2,621	$(625)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$1,061	$269	$2,197	$223
Cost of revenues	(91)	(6)	(230)	17
Research and development	(252)	(16)	(635)	52
Sales and marketing	(16)	(1)	(39)	3
General and administrative	(37)	(2)	(94)	9
Total	$665	$244	$1,199	$304

There was no reclassification of AOCI to other income (expense), net related to Available-for-sale debt securities during the three months and six months ended June 30, 2023 and 2022.

NOTE 4.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Computer equipment	$177,612	$173,832
Computer software	26,024	25,808
Leasehold improvements	20,924	21,009
Scanner appliances	17,055	15,696
Furniture, fixtures and equipment	6,563	6,524
Total property and equipment	248,178	242,869
Less: accumulated depreciation and amortization	(207,828)	(195,441)
Property and equipment, net	$40,350	$47,428

As of  June 30, 2023 and December 31, 2022, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $10.1 million and $6.7 million, respectively, including assets that had not been placed in service of $7.0 million and $4.0 million, respectively. Depreciation and amortization expenses relating to property and equipment were $6.1 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively, and $12.6 million and $14.0 million for the six months ended June 30, 2023 and 2022, respectively, which were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

NOTE 5.	Revenue from Contracts with Customers

The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $86.4 million and $75.9 million were recognized during the three months ended June 30, 2023 and 2022, respectively, and $200.2 million and $175.9 million were recognized during the six months ended June 30, 2023 and 2022, respectively, which amounts were included in the deferred revenue balances of $317.2 million and $290.6 million as of December 31, 2022 and 2021, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2023:

(in thousands)
2023 (remaining six months)	$99,287
2024	135,152
2025	70,396
2026	14,208
2027	1,499
2028 and thereafter	244
Total	$320,786

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

Revenues by sales channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Direct	$78,818	$70,064	$153,911	$136,535
Partner	58,391	49,829	113,981	96,778
Total	$137,209	$119,893	$267,892	$233,313

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

Deferred costs to obtain contracts are as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Current	$5,266	$5,018
Noncurrent	$10,338	$10,090

For the three months ended June 30, 2023 and 2022, the Company recognized $1.5 million and $1.2 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized $2.9 million and $2.4 million, respectively, of amortization expenses related to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.

As of  December 31, 2021, the net carrying value of the Company’s accounts receivable, deferred revenues, current and deferred revenues, noncurrent were $109.0 million, $257.9 million and $32.7 million, respectively.

NOTE 6.	Intangible Assets, Net

Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

			June 30, 2023
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.2	$40,141	$(29,263)	$10,878
Patent licenses	14.0	1.2	1,387	(1,271)	116
Non-compete agreements	2.0	—	500	(500)	—
Assembled workforce	2.0	1.3	359	(135)	224
Total intangibles subject to amortization			$42,387	$(31,169)	$11,218
Intangible assets not subject to amortization					40
Total intangible assets, net					$11,258

			December 31, 2022
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.4	$40,141	$(27,860)	$12,281
Patent licenses	14.0	1.7	1,387	(1,221)	166
Non-compete agreements	2.0	—	500	(500)	—
Assembled workforce	2.0	1.7	359	(45)	314
Total intangibles subject to amortization			$42,387	$(29,626)	$12,761
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,801

Intangible asset amortization expense was $0.8 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $3.2 million for the six months ended June 30, 2023 and 2022. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of June 30, 2023, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2023 (remaining six months)	$1,542
2024	2,904
2025	2,557
2026	2,477
2027	1,738
Total expected future amortization expense	$11,218

NOTE 7.	Leases

The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $4.2 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively, and $8.2 million and $7.3 million for the six months ended June 30, 2023 and 2022, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Cash payments included in the measurement of lease liabilities	$7,699	$8,190
Lease liabilities arising from obtaining right-of-use assets	$121	$2,486

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term (years)	3.4	3.7
Weighted average discount rate	5.3%	5.2%

NOTE 8.	Commitments and Contingencies

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

As of June 30, 2023, 2,253 thousand shares were available for grant under the Restated 2012 Plan.

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

During the six months ended June 30, 2023, 29.5 thousand shares were issued in connection with the purchase of common stock by participating employees. As of June 30, 2023, 525 thousand shares were available for future purchases.

Stock-based Compensation

The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenues	$1,717	$1,273	$3,309	$2,355
Research and development	5,103	3,541	10,063	6,828
Sales and marketing	2,897	2,305	5,351	4,334
General and administrative	6,288	5,701	13,315	11,048
Total stock-based compensation, net of amounts capitalized (1)	$16,005	$12,820	$32,038	$24,565

(1) Total stock-based compensation expense capitalized was de minimis during the three and six months ended June 30, 2023.

As of June 30, 2023, the Company had unrecognized stock-based compensation expenses of $24.2 million, $73.2 million, $3.4 million, and $0.3 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.7 years, 2.5 years, 0.9 years, and 0.1 years, respectively.

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

The Company recognized stock-based compensation expenses related to all PSUs of $1.2 million and $1.1 million during the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $1.9 million during the six months ended June 30, 2023 and 2022 respectively.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2022	1,807	$87.59	6.5	$58,024
Granted	192	$118.14
Exercised	(162)	$44.18
Canceled	(61)	$123.40
Balance as of June 30, 2023	1,776	$93.61	6.6	$66,278
Vested and expected to vest as of June 30, 2023	1,569	$89.42	6.3	$64,788
Exercisable as of June 30, 2023	977	$68.30	4.7	$59,905

Restricted Stock Unit Activity

A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2022	1,183	(1)	$124.42
Granted	90	(2)	$118.99
Vested	(204)	(3)	$115.26
Forfeited	(123)	(4)	$127.50
Balance as of June 30, 2023	946	(5)	$125.46
Outstanding and expected to vest as of June 30, 2023	744		$123.27

(1) Included 175 thousand PSUs granted to certain executive officers in 2022 and 2021.

   (2) Included 4 thousand PSUs granted to a certain executive officer in the six months ended June 30, 2023.

   (3) Included 24 thousand PSUs granted to certain executive officers in 2021.

   (4) Included 22 thousand PSUs granted to certain executive officers in 2022 and 2021.

   (5) Included 132 thousand PSUs granted to certain executive officers in 2023, 2022 and 2021.

Share Repurchase Program

The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
Total as of June 30, 2023	$1,000.0

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

During the six months ended June 30, 2023 and 2022, the Company repurchased 930 thousand shares and 929 thousand shares of its common stock for approximately$108.8 million and $117.8 million, respectively. As of  June 30, 2023, approximately $145.7 million remained available for share repurchases pursuant to the Company's share repurchase program.

         On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 1% excise tax on stock repurchases net of issue, which was immaterial to our financial results and cash flows for the three months and six months ended June 30, 2023 and our financial position as of June 30, 2023.

NOTE 10.	Net Income Per Share

The computations for basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$35,382	$26,596	$64,487	$52,006
Denominator:
Basic weighted average shares	36,842	38,738	36,954	38,864
Effect of potentially dilutive shares:
Stock options	460	719	475	744
Restricted stock units	131	230	120	233
Employee stock purchase plan	2	2	2	3
Diluted weighted average shares	37,435	39,689	37,551	39,844
Net income per share:
Basic	$0.96	$0.69	$1.75	$1.34
Diluted	$0.95	$0.67	$1.72	$1.31

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock options	1,022	688	1,005	645
Restricted stock units	192	88	279	44
Employee stock purchase plan	—	—	7	4
Total anti-dilutive shares	1,214	776	1,291	693

NOTE 11.	Income Taxes

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

The Company recorded an income tax provision of $10.3 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively, resulting in an effective tax rate of 22.5% and 17.2%, respectively. The increase in income tax provision for the three months ended June 30, 2023 compared to the three months ended  June 30, 2022 was primarily due to an increase in pre-tax income and lower excess tax benefits arising from stock-based compensation, partially offset by lower net capitalization of research and development expenses compared to the same period in 2022.

The Company recorded an income tax provision of $18.5 million and $13.5 million for the six months ended June 30, 2023 and 2022, respectively, resulting in an effective tax rate of 22.3% and 20.6%, respectively. The increase in income tax provision for the six months ended June 30, 2023 compared to the six months ended  June 30, 2022 was primarily due to an increase in pre-tax income and lower excess tax benefits arising from stock-based compensation, partially offset by lower net capitalization of research and development expenses compared to the same period in 2022.

As of June 30, 2023, the Company had unrecognized tax benefits of $11.0 million, of which $5.5 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2022, the Company had unrecognized tax benefits of $10.5 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.

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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
United States	$82,955	$71,339	$160,971	$138,861
Foreign	54,254	48,554	106,921	94,452
Total revenues	$137,209	$119,893	$267,892	$233,313

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
United States	$51,720	$58,775
India	12,829	16,057
Rest of world	3,794	6,348
Total Long-lived Assets	$68,343	$81,180

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•	Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•	Asset Management: Global AssetView (GAV), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•	Cloud/Container Security: TotalCloud (CNAPP), Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).

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

We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For each of the six months ended June 30, 2023 and 2022, approximately 60%, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, cloud providers, value-added resellers and consulting firms in the United States and internationally.

Impacts of Current Macroeconomic Environment

The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the supply chain environment, inflationary pressure, rising interest rates, financial institution failures and associated uncertainty, labor shortages, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

Other Income (Expense), Net

Our other income (expense), net consists primarily of interest and investment income from our short-term and long-term marketable securities, non-marketable securities gains and losses, and foreign exchange gains and losses, the majority of which result from fluctuations between the U.S. Dollar and the Euro, GBP and INR.

Income Tax Provision

We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of June 30, 2023, valuation allowances remain in certain jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of sufficient profits. Given the current earnings trend, incremental positive evidence was identified this quarter, however, we have not identified sufficient positive evidence to meet a more likely than not stance that the valuation allowance should be reversed. If additional positive evidence becomes available in the foreseeable future, the Company may release all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	100%	100%	100%	100%
Cost of revenues	19	21	20	21
Gross profit	81	79	80	79
Operating expenses:
Research and development	20	21	21	21
Sales and marketing	19	20	19	19
General and administrative	10	11	11	11
Total operating expenses	49	52	51	51
Income from operations	31	27	29	28
Total other income (expense), net	2	—	2	—
Income before income taxes	33	27	31	28
Income tax provision	7	5	7	6
Net income	26%	22%	24%	22%

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$137,209	$119,893	$17,316	14%	$267,892	$233,313	$34,579	15%

Revenues increased by $17.3 million for the three months ended June 30, 2023 compared to the same period in 2022, driven by increased demand for our subscription services by our end customers. Of the total increase of $17.3 million, 97% was from revenues from customers existing prior to April 1, 2023, and the remaining 3% was from new customers added in the three months ended June 30, 2023. Of the total increase of $17.3 million, 67% was from customers in the United States and the remaining 33% was from customers in foreign countries. Of the total increase of $17.3 million, 51% was from direct customers and the remaining 49% was from partners. In the three months ended June 30, 2023, 57% of total revenue was direct and 43% of total revenue was through partners.

Revenues increased by $34.6 million for the six months ended June 30, 2023 compared to the same period in 2022, driven by increased demand for our subscription services by our end customers. Of the total increase of $34.6 million, 92% was from revenues from customers existing prior to January 1, 2023, and the remaining 8% was from new customers added in the six months ended June 30, 2023. Of the total increase of $34.6 million, 64% was from customers in the United States and the remaining 36% was from customers in foreign countries. Of the total increase of $34.6 million, 50% was from direct customers and the remaining 50% was from partners. In the six months ended June 30, 2023, 57% of total revenue was direct and 43% of total revenue was through partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$26,662	$25,046	$1,616	6%	$53,616	$49,048	$4,568	9%

Cost of revenues increased by $1.6 million for the three months ended June 30, 2023 compared to the same period in 2022, due to an increase in shared cloud platform cost of $1.4 million, an increase in personnel costs, including stock-based compensation, of $1.0 million, driven by additional employees hired to support the growth of our business, and an increase in subscribed license and software costs of $0.6 million, partially offset by a decrease in depreciation and amortization expense of $1.4 million resulting from our assets becoming fully depreciated or amortized.

Cost of revenues increased by $4.6 million for the six months ended June 30, 2023 compared to the same period in 2022, due to an increase in shared cloud platform cost of $3.0 million, an increase in personnel costs, including stock-based compensation, of $3.0 million, driven by additional employees hired to support the growth of our business, and an increase in subscribed license and software costs of $1.3 million, partially offset by a decrease in depreciation and amortization expense of $2.7 million resulting from our assets becoming fully depreciated or amortized.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$27,424	$24,791	$2,633	11%	$55,219	$47,898	$7,321	15%

Research and development expenses increased by $2.6 million for the three months ended June 30, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $3.3 million, driven by increased headcount, partially offset by a decrease in professional service expense of $0.5 million, and a decrease in depreciation and amortization expense in property and equipment of $0.2 million.

Research and development expenses increased by $7.3 million for the six months ended June 30, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $7.8 million, driven by increased headcount, partially offset by a decrease in professional service expense of $0.5 million.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$26,241	$23,730	$2,511	11%	$51,869	$43,872	$7,997	18%

Sales and marketing expenses increased by $2.5 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $4.1 million, driven by increased headcount, partially offset by a decrease in marketing expenses of $1.6 million, driven by a decreased level of trade shows.

Sales and marketing expenses increased by $8.0 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $8.3 million, driven by increased headcount, an increase in travel and entertainment cost of $0.6 million associated with the easing of COVID-19 related travel restrictions, an increase in subscribed license and software costs of $0.3 million, and an increase in professional service expense of $0.2 million, partially offset by a decrease in marketing expenses of $1.4 million, driven by a decreased level of trade shows.

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$14,055	$13,333	$722	5%	$29,183	$25,967	$3,216	12%

General and administrative expenses increased by $0.7 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $0.6 million, driven by increased headcount, and an increase in subscribed license and software costs of $0.4 million, partially offset by a decrease in professional service expense of $0.3 million,

General and administrative expenses increased by $3.2 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $2.1 million, driven by increased headcount, an increase in subscribed license and software costs of $0.7 million, and an increase in legal expense of $0.4 million.

Total other income (expense), net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total other income (expense), net	$2,850	$(871)	$3,721	(427)%	$5,031	$(1,063)	$6,094	(573)%

Total other income (expense), net increased by $3.7 million for the three months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in interest income of $3.0 million driven by an increase of market interest rate, in addition to a $1.2 million decrease in foreign currency loss, partially offset by an unrealized loss of $0.5 million on a non-marketable equity security.

Total other income (expense), net increased by $6.1 million for the six months ended June 30, 2023, compared to the same periods in 2022, primarily due to an increase in interest income of $4.9 million driven by an increase of market interest rate, in addition to a $1.7 million decrease in foreign currency loss, partially offset by an unrealized loss of $0.5 million on a non-marketable equity security.

Income tax provision

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$10,295	$5,526	$4,769	86%	$18,549	$13,459	$5,090	38%

Income tax provision increased by $4.8 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in pre-tax income and lower excess tax benefits arising from stock-based compensation, partially offset by lower net capitalization of research and development expenses compared to the same period in 2022.

Income tax provision increased by $5.1 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in pre-tax income and lower excess tax benefits arising from stock-based compensation, partially offset by lower net capitalization of research and development expenses compared to the same period in 2022.

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

     Our net dollar expansion rates were 108% and 110% as of June 30, 2023 and June 30, 2022, respectively.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$35,382	$26,596	$64,487	$52,006
Net income as a percentage of revenues	26%	22%	24%	22%
Depreciation and amortization of property and equipment	6,230	7,097	12,902	14,372
Amortization of intangible assets	772	1,474	1,544	3,180
Income tax provision	10,295	5,526	18,549	13,459
Stock-based compensation	16,005	12,820	32,038	24,565
Total other income (expense), net	(2,850)	871	(5,031)	1,063
Adjusted EBITDA	$65,834	$54,384	$124,489	$108,645
Adjusted EBITDA as a percentage of revenues	48%	45%	46%	47%

Liquidity and Capital Resources

As of June 30, 2023, our principal source of liquidity was cash, cash equivalents and marketable securities of $388.1 million, including $55.0 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$118,328	$112,851
Net cash provided by (used in) investing activities	2,273	(14,399)
Net cash used in financing activities	(108,175)	(114,815)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,426	$(16,363)

Operating Activities

During the six months ended June 30, 2023, we generated $101.1 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $84.7 million during the six months ended June 30, 2022. In addition, we also generated $17.2 million cash from changes in working capital during the six months ended June 30, 2023, of which $16.7 million was attributed to the combination of an increase in deferred revenue and an increase in accounts receivable due to the growth in billing and the timing of collections. The remaining $0.5 million was attributable to an $8.0 million increase in payables and accrued liabilities offset by a $7.5 million increase in prepaid expenses primarily driven by the timing of payments. During the six months ended June 30, 2022, we generated $28.1 million of cash from working capital changes, of which $24.5 million was related to an increase in deferred revenue and a decrease in accounts receivable as a result of our combined growth in billing and collection, and the remaining amount was primarily attributed to higher payables and accrued liabilities in line with our business growth.

Investing Activities

During the six months ended June 30, 2023, we generated $7.7 million of cash in sales and maturities of marketable securities net of purchases, and used $5.5 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $3.2 million of cash used in purchases of marketable securities investments net of sales and maturities, in addition to $11.2 million of cash used in capital expenditures during the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, we used $108.8 million of cash for share repurchases and $9.5 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, and received $7.1 million of proceeds from employee exercise of stock options and $3.0 million of proceeds from issuance of common stock through our ESPP, as compared to $117.8 million of cash used for share repurchases, $8.2 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, $9.1 million of cash received from employee exercise of stock options and $2.1 million of proceeds from issuance of common stock through our ESPP during the six months ended June 30, 2022.

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

Share Repurchases

We expect to continue to use cash to repurchase shares under our share repurchase program authorized by our board of directors on February 5, 2018. On February 9, 2023, we announced that our board of directors authorized an additional $100.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.0 billion. As of June 30, 2023, approximately $145.7 million remained available under our share repurchase program. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

Purchase Commitments

As of June 30, 2023, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Foreign Currency Risk

Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses or foreign currency denominated assets or liabilities. As of June 30, 2023, we had designated cash flow hedge forward contracts with notional amounts of €38.7 million, £12.3 million and Rs.3,742.0 million and non-designated forward contracts with notional amounts of €9.1 million, £2.5 million, Rs.945.0 million and C$2.4 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.

Interest Rate Sensitivity

We had $388.1 million in cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2023. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of June 30, 2023, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $1.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2023, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our solutions, from both existing and new customers;
•	the extent to which customers subscribe for additional solutions;
•	changes in customer renewals of our solutions;
•	timing of deals signed within the applicable fiscal period;
•	seasonal buying patterns of our customers;
•	timely invoicing or changes in billing terms of customers;
•	the length of our sales cycle for our products and services;
•	price competition;
•	the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;
•	the introduction or adoption of new technologies that compete with our solutions;
•	decisions by potential customers to purchase IT, security and compliance products or services from other vendors;
•	general economic conditions, both domestically and in the foreign markets in which we sell our solutions;
•	changes in foreign currency exchange rates;
•	changes in the growth rate of the IT, security and compliance market;
•	actual or perceived security breaches and incidents, technical difficulties or interruptions with our service;
•	failure of our products and services to operate as designed;
•	publicity regarding security breaches and incidents generally and the level of perceived threats to IT security;
•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•	pace and cost of hiring employees;
•	expenses associated with our existing and new products and services;
•	the timing of sales commissions relative to the recognition of revenues;
•	insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•	our ability to integrate any products or services that we have acquired or may acquire in the future into our product suite or migrate existing customers of any companies that we have acquired or may acquire in the future to our products and services;
•	future accounting pronouncements or changes in our accounting policies;
•	our effective tax rate, changes in tax rules, tax effects of infrequent or unusual transactions, and tax audit settlements;
•	the amount and timing of income tax that we recognize resulting from stock-based compensation;
•	the timing of expenses related to the development or acquisition of technologies, services or businesses; and
•	potential goodwill and intangible asset impairment charges associated with acquired businesses.

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

Our solutions, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, we and our service providers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in or incident impacting our data security, an attack against our service availability, or any breach, incident, or attack impacting our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach or other compromise of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss, unavailability or alteration of information, claims, demands and litigation, regulatory investigations, actions and other proceedings and possible liability. Any such actual or perceived security breach or incident or disruption could also divert the efforts of our technical and management personnel. We and our service providers may face difficulties or delays in identifying and responding to any security breach or incident. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as costs to respond to and otherwise address any breach or incident, including any to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach or incident could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

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

The timing of sales of subscriptions for our solutions can be difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large transactions and in the current macroeconomic environment. We sell subscriptions to our IT, security and compliance solutions primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, which has also made our sales cycle long and unpredictable. The length of the sales cycle for our solutions typically ranges from six to twelve months but can be more than eighteen months. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenues, which could harm our business.

Adverse economic conditions or reduced IT spending may adversely impact our business.

Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, supply chain constraints, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security, as well as longer sales cycles, which factors we have experienced in 2022 and into 2023, have resulted and may in the future result in decreased revenue and earnings. Such factors have made and could in the future make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflict between Russia and Ukraine, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.

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

Our IT, security and compliance solutions are delivered from 12 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.

We currently host substantially all of our solutions from third-party shared cloud platforms located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, the Kingdom of Saudi Arabia and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.

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

We compete with large and small public companies, such as Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Invicti, Ivanti, Tanium, HelpSystems (Tripwire), Trustwave Holdings, Veracode and Wiz. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as web application scanning and firewalls, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

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

An actual or perceived security breach or incident or loss, theft, unavailability or other compromise of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our solutions, could adversely affect the market’s perception of our security solutions.

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

Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2023, we derived approximately 43% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.

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

In addition, as of June 30, 2023, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2023, we incurred approximately 28% of our expenses in foreign currencies, primarily Euros, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2023, approximately 23% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.

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

We have continued to grow over the last several years, with revenues increasing from $363.0 million in 2020 to $489.7 million in 2022, and headcount increasing from 1,498 employees at the beginning of 2020 to 2,140 employees as of June 30, 2023. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.

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

We collect the names and email addresses of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers, and we may collect, store and otherwise process personal or confidential information more generally in connection with our business and operations. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply.

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”). This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee and Texas, which have enacted laws similar to the CCPA. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy and data protection obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” that substantially implement the GDPR in the United Kingdom following the United Kingdom’s exit from the European Union. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the European Economic Area (“EEA”), this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have joined the EU-U.S. Privacy Shield Framework and a related program, the Swiss-U.S. Privacy Shield Framework, and have adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the European Economic Area (“EEA”) to the U.S. Both the EU-U.S. Privacy Shield Framework and SCCs have, however, been subject to legal challenge, and the EU-U.S. Privacy Shield program was invalidated by the Court of Justice of the European Union (“CJEU”), on July 16, 2020. The Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield on similar grounds. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses (“UK SCCs”), that became effective as of March 21, 2022, and which also are required to be implemented. The CJEU’s Schrems II decision, the revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2023, we had approximately 36.7 million shares of our common stock outstanding.

In addition, as of June 30, 2023, there were approximately 1.8 million options and 0.9 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2023, we had an aggregate of 2.3 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.5 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.

On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of June 30, 2023. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 are subject to a new 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. We do not expect this provision to have a material impact to our results of operations. During the six months ended June 30, 2023, we repurchased 0.9 million shares of our common stock for approximately $108.8 million. As of June 30, 2023, approximately $145.7 million remained available for share repurchases pursuant to our share repurchase program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our repurchases of common stock during the three months ended June 30, 2023 is as follows:

00

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1 - April 30, 2023	102,902	$123.36	102,902	$175,237,120
May 1 - May 31, 2023	136,100	$116.77	136,100	$159,344,273
June 1 - June 30, 2023	107,000	$127.85	107,000	$145,664,430
Total	346,002		346,002

(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of June 30, 2023. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 3, 2023.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)