Form 10-Q
period 2023-09-30
QUALYS, INC.
filed 2023-11-02
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of October 26, 2023 was 36,785,464.

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
•Our quarterly and annual operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
•If we do not successfully anticipate market needs and opportunities or are unable to enhance our solutions and develop new solutions that meet those needs and opportunities on a timely or cost-effective basis, we may not be able to compete effectively and our business and financial condition may be harmed.
•If we fail to continue to effectively scale and adapt our platform to meet the performance and other requirements of our customers, our operating results and our business would be harmed.
•If we are unable to renew existing subscriptions for our IT, security and compliance solutions, sell additional subscriptions for our solutions and attract new customers, our operating results would be harmed.
•Our current research and development efforts may not produce successful products or enhancements to our platform that result in significant revenue, cost savings or other benefits in the near future.
•Our platform, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.
•Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, revenues may vary from period to period, which may cause our operating results to fluctuate and could harm our business.
•Adverse economic conditions or reduced IT spending may adversely impact our business.
•Our IT, security and compliance solutions are delivered from 12 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
•We face competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
•If our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.
•If we are unable to continue the expansion of our sales force, sales of our solutions and the growth of our business would be harmed.
•We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to expand and manage our distribution channels, our revenues could decline and our growth prospects could suffer.
•A significant portion of our customers, channel partners and employees are located outside of the United States, which subjects us to a number of risks associated with conducting international operations, and if we are unable to successfully manage these risks, our business and operating results could be harmed.
•If the market for cloud solutions for IT, security and compliance does not evolve as we anticipate, our revenues may not grow and our operating results would be harmed.
•Our business and operations have continued to grow since inception, and if we do not appropriately manage any future growth, or are unable to improve our systems and processes, our operating results may be negatively affected.
•A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
•Undetected software errors or flaws in our solutions could harm our reputation, decrease market acceptance of our solutions or result in liability.
•Our solutions could be used to collect and store personal information of our customers’ employees or customers, and therefore privacy and other data handling concerns could result in additional cost and liability to us or inhibit sales of our solutions.
•Our solutions contain third-party open source software components, and our failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our solutions.
•We use third-party software and data that may be difficult to replace or cause errors or failures of our solutions that could lead to lost customers or harm to our reputation and our operating results.
•Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
•Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$208,724	$173,719
Restricted cash	1,500	—
Short-term marketable securities	218,690	147,608
Accounts receivable, net of allowance of $773 and $736 as of September 30, 2023 and December 31, 2022, respectively	103,428	121,795
Prepaid expenses and other current assets	29,836	30,216
Total current assets	562,178	473,338
Long-term marketable securities	33,648	59,206
Property and equipment, net	36,160	47,428
Operating leases - right of use asset	25,211	33,752
Deferred tax assets, net	57,171	45,412
Intangible assets, net	10,486	12,801
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	2,700
Other noncurrent assets	18,360	18,857
Total assets	$751,861	$700,941
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,165	$2,808
Accrued liabilities	49,838	42,592
Deferred revenues, current	307,179	293,728
Operating lease liabilities, current	12,309	13,060
Total current liabilities	370,491	352,188
Deferred revenues, noncurrent	32,287	23,490
Operating lease liabilities, noncurrent	19,655	29,121
Other noncurrent liabilities	6,511	7,013
Total liabilities	428,944	411,812
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,796 and 37,362 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	568,088	512,486
Accumulated other comprehensive loss	(867)	(1,947)
Accumulated deficit	(244,341)	(221,447)
Total stockholders’ equity	322,917	289,129
Total liabilities and stockholders’ equity	$751,861	$700,941
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$141,996	$125,561	$409,888	$358,874
Cost of revenues	26,739	25,992	80,355	75,040
Gross profit	115,257	99,569	329,533	283,834
Operating expenses:
Research and development	27,782	25,478	83,001	73,376
Sales and marketing	27,881	25,047	79,750	68,919
General and administrative	15,999	15,698	45,182	41,665
Total operating expenses	71,662	66,223	207,933	183,960
Income from operations	43,595	33,346	121,600	99,874
Other income (expense), net:
Interest income	5,136	1,568	11,342	2,925
Other income (expense), net	(708)	(1,076)	(1,883)	(3,496)
Total other income (expense), net	4,428	492	9,459	(571)
Income before income taxes	48,023	33,838	131,059	99,303
Income tax provision	1,508	6,178	20,057	19,637
Net income	$46,515	$27,660	$111,002	$79,666
Net income per share:
Basic	$1.27	$0.72	$3.01	$2.06
Diluted	$1.24	$0.71	$2.96	$2.01
Weighted average shares used in computing net income per share:
Basic	36,766	38,317	36,891	38,680
Diluted	37,448	39,220	37,516	39,634
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$46,515	$27,660	$111,002	$79,666
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	339	(492)	1,782	(3,553)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	510	1,160	(702)	2,589
Other comprehensive income (loss), net of tax	849	668	1,080	(964)
Comprehensive income	$47,364	$28,328	$112,082	$78,702
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net income	$111,002	$79,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	21,140	25,773
Provision for credit losses	230	493
Loss on disposal of property and equipment	—	5
Loss on non-marketable securities	533	—
Stock-based compensation, net of amounts capitalized	50,560	37,856
Amortization (accretion) of premiums (discount) on marketable securities, net	(3,502)	1,127
Deferred income taxes	(11,561)	(15,599)
Changes in operating assets and liabilities:
Accounts receivable	18,137	9,788
Prepaid expenses and other assets	(4,804)	(1,412)
Accounts payable	(1,428)	841
Accrued liabilities and other noncurrent liabilities	8,211	3,968
Deferred revenues	22,248	12,504
Net cash provided by operating activities	210,766	155,010
Cash flow from investing activities:
Purchases of marketable securities	(252,438)	(178,788)
Sales and maturities of marketable securities	212,202	290,949
Purchases of property and equipment	(7,263)	(12,391)
Purchases of intangible assets	—	(120)
Net cash (used in) provided by investing activities	(47,499)	99,650
Cash flow from financing activities:
Repurchase of common stock	(147,725)	(212,839)
Proceeds from exercise of stock options	28,384	23,161
Payments for taxes related to net share settlement of equity awards	(14,998)	(12,853)
Proceeds from issuance of common stock through employee stock purchase plan	6,077	4,445
Net cash used in financing activities	(128,262)	(198,086)
Net increase in cash, cash equivalents and restricted cash	35,005	56,574
Cash, cash equivalents and restricted cash at beginning of period	176,419	138,528
Cash, cash equivalents and restricted cash at end of period	$211,424	$195,102
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	29,105	29,105
Other comprehensive income, net of tax	—	—	—	376	—	376
Issuance of common stock upon exercise of stock options	61	—	2,328	—	—	2,328
Repurchase of common stock	(584)	—	(7,014)	—	(60,018)	(67,032)
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43)	—	(5,105)	—	—	(5,105)
Issuance of common stock through employee stock purchase plan	29	—	2,988	—	—	2,988
Stock-based compensation	—	—	16,033	—	—	16,033
Balances at March 31, 2023	36,933	$37	$521,716	$(1,571)	$(252,360)	$267,822
Net income	—	—	—	—	35,382	35,382
Other comprehensive loss, net of tax	—	—	—	(145)	—	(145)
Issuance of common stock upon exercise of stock options	101	—	4,820	—	—	4,820
Repurchase of common stock	(346)	—	(4,157)	—	(38,335)	(42,492)
Issuance of common stock upon vesting of restricted stock units	96	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38)	—	(4,389)	—	—	(4,389)
Stock-based compensation		—	16,020	—	—	16,020
Balances at June 30, 2023	36,746	$37	$534,010	$(1,716)	$(255,313)	$277,018
Net income	—	—	—	—	46,515	46,515
Other comprehensive income, net of tax	—	—	—	849	—	849
Issuance of common stock upon exercise of stock options	239	—	21,236	—	—	21,236
Repurchase of common stock	(273)	—	(3,279)	—	(35,543)	(38,822)
Issuance of common stock upon vesting of restricted stock units	92	—	—	—	—	—
Taxes related to net share settlement of equity awards	(39)	—	(5,504)	—	—	(5,504)
Issuance of common stock through employee stock purchase plan	31	—	3,089	—	—	3,089
Stock-based compensation	—	—	18,536	—	—	18,536
Balances at September 30, 2023	36,796	$37	$568,088	$(867)	$(244,341)	$322,917
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	25,410	25,410
Other comprehensive loss, net of tax	—	—	—	(1,677)	—	(1,677)
Issuance of common stock upon exercise of stock options	66	—	2,569	—	—	2,569
Repurchase of common stock	(368)	—	(4,416)	—	(42,165)	(46,581)
Issuance of common stock upon vesting of restricted stock units	70	—	—	—	—	—
Taxes related to net share settlement of equity awards	(28)	—	(3,631)	—	—	(3,631)
Issuance of common stock through employee stock purchase plan	23	—	2,086	—	—	2,086
Stock-based compensation	—	—	11,745	—	—	11,745
Balances at March 31, 2022	38,875	$39	$485,676	$(670)	$(58,410)	$426,635
Net income	—	—	—	—	26,596	26,596
Other comprehensive income, net of tax	—	—	—	45	—	45
Issuance of common stock upon exercise of stock options	146	—	6,504	—	—	6,504
Repurchase of common stock	(561)	—	(6,745)	—	(64,487)	(71,232)
Issuance of common stock upon vesting of restricted stock units	90	—	—	—	—	—
Taxes related to net share settlement of equity awards	(33)	—	(4,530)	—	—	(4,530)
Stock-based compensation	—	—	12,820	—	—	12,820
Balances at June 30, 2022	38,517	$39	$493,725	$(625)	$(96,301)	$396,838
Net income	—	—	—	—	27,660	27,660
Other comprehensive income, net of tax	—	—	—	668	—	668
Issuance of common stock upon exercise of stock options	217	—	14,088	—	—	14,088
Repurchase of common stock	(684)	(1)	(8,214)	—	(86,811)	(95,026)
Issuance of common stock upon vesting of restricted stock units	87	—	—	—	—	—
Taxes related to net share settlement of equity awards	(36)	—	(4,692)	—	—	(4,692)
Issuance of common stock through employee stock purchase plan	23	—	2,359	—	—	2,359
Stock-based compensation	—	—	13,291	—	—	13,291
Balances at September 30, 2022	38,124	$38	$510,557	$43	$(155,452)	$355,186
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2023 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023. Certain prior year amounts have been reclassified to conform to current year presentation.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$37,500	$—	$37,500
Commercial paper	—	72,507	72,507
U.S. Treasury and government agencies	—	138,959	138,959
Corporate bonds	—	35,375	35,375
Asset-backed securities	—	15,434	15,434
Foreign currency forward contracts	—	1,427	1,427
Total assets	$37,500	$263,702	$301,202
Foreign currency forward contracts	$—	$888	$888
Total liabilities	$—	$888	$888

	December 31, 2022
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$82,701	$—	$82,701
U.S. Treasury and government agencies	—	156,662	156,662
Foreign government	—	1,006	1,006
Corporate bonds	—	63,910	63,910
Asset-backed securities	—	15,027	15,027
Foreign currency forward contracts	—	1,493	1,493
Total assets	$82,701	$238,098	$320,799
Foreign currency forward contracts	$—	$4,679	$4,679
Total liabilities	$—	$4,679	$4,679
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months and nine months ended September 30, 2023 and 2022.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$37,500	$—	$—	$37,500
Commercial paper	9,940	—	(3)	9,937
Total	47,440	—	(3)	47,437
Short-term marketable securities:
Commercial paper	62,591	—	(21)	62,570
Corporate bonds	29,131	2	(356)	28,777
Asset-backed securities	—	—	—	—
U.S. Treasury and government agencies	127,737	—	(394)	127,343
Total	219,459	2	(771)	218,690
Long-term marketable securities:
Corporate bonds	6,646	—	(48)	6,598
Asset-backed securities	15,470	12	(48)	15,434
U.S. Treasury and government agencies	11,684	—	(68)	11,616
Total	33,800	12	(164)	33,648
Total	$300,699	$14	$(938)	$299,775
(1)Excludes cash of $161.3 million.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$82,701	$—	$—	$82,701
U.S. Treasury and government agencies	29,787	4	—	29,791
Total	112,488	4	—	112,492
Short-term marketable securities:
Corporate bonds	36,908	3	(337)	36,574
Asset-backed securities	726	—	(2)	724
U.S. Treasury and government agencies	110,225	—	(921)	109,304
Foreign government	1,008	—	(2)	1,006
Total	148,867	3	(1,262)	147,608
Long-term marketable securities:
Corporate bonds	28,146	—	(810)	27,336
Asset-backed securities	14,435	—	(132)	14,303
U.S. Treasury and government agencies	18,076	—	(509)	17,567
Total	60,657	—	(1,451)	59,206
Total	$322,012	$7	$(2,713)	$319,306
(2)Excludes cash of $61.2 million.
The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Commercial paper	$72,508	$(24)	$—	$—	$72,508	$(24)
Asset-backed securities	6,554	(30)	2,135	(18)	8,689	(48)
Corporate bonds	6,669	(16)	24,730	(388)	31,399	(404)
U.S. Treasury and government agencies	107,557	(127)	17,943	(335)	125,500	(462)
Total	$193,288	$(197)	$44,808	$(741)	$238,096	$(938)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Foreign government agencies	$998	$(2)	$—	$—	$998	$(2)
Asset-backed securities	13,365	(124)	1,652	(10)	15,017	(134)
Corporate bonds	33,800	(389)	26,326	(758)	60,126	(1,147)
U.S. Treasury and government agencies	89,802	(1,175)	36,833	(255)	126,635	(1,430)
Total	$137,965	$(1,690)	$64,811	$(1,023)	$202,776	$(2,713)
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
The following summarizes the fair value of cash equivalents and marketable securities by contractual maturity:

	September 30, 2023
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$266,899	$266,127
Due after One Year through Two Years	18,330	18,214
Asset-backed securities	15,470	15,434
Total	$300,699	$299,775
Non-Marketable Securities
During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company accounts for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than carrying value. During the second quarter of 2023, the Company identified an observable price change in the investment and recognized an immaterial unrealized loss in other income (expense), net of the condensed consolidated statement of operations. The investment is included in other noncurrent assets on the condensed consolidated balance sheets. The Company has not received any dividends from the investment.
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

As of September 30, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €41.3 million, £13.0 million and Rs.3,969.0 million. As of December 31, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €37.4 million, £10.4 million and Rs.3,411.0 million.
As of September 30, 2023, a de minimis net amount of unrealized losses before tax on the foreign currency forward contracts for GBP and Euro reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of September 30, 2023, an immaterial net amount of unrealized losses before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of September 30, 2023, the Company had non-designated forward contracts with notional amounts of €11.8 million, £3.3 million, Rs.770.0 million, and Canadian Dollar ("C$" or "CAD") 3.6 million. As of December 31, 2022, the Company had non-designated forward contracts with notional amounts of €40.2 million, £16.2 million, Rs.484.0 million, and C$3.8 million.
The following summarizes the fair value of derivative financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$899	$1,041
Foreign currency forward contracts not designated as hedging instruments	528	452
Total	$1,427	$1,493
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$819	$2,634
Foreign currency forward contracts not designated as hedging instruments	69	2,045
Total	$888	$4,679
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of September 30, 2023 and December 31, 2022. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net gains from non-designated forward contracts	$540	$3,608	$690	$8,573
Other foreign currency transactions losses	(1,248)	(4,518)	(1,979)	(11,856)
Total foreign exchange losses, net	$(708)	$(910)	$(1,289)	$(3,283)

NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total

	(in thousands)
Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	1,131	(443)	688
Amount reclassified into income during the period	—	(534)	(534)
Tax effect	—	222	222
Net change during the period	1,131	(755)	376
Balances at March 31, 2023	(1,574)	3	(1,571)
Change in unrealized gains (losses) during the period	312	65	377
Amount reclassified into income during the period	—	(665)	(665)
Tax effect	—	143	143
Net change during the period	312	(457)	(145)
Balances at June 30, 2023	(1,262)	(454)	(1,716)
Change in unrealized gains (losses) during the period	339	1,249	1,588
Amount reclassified into income during the period	—	(580)	(580)
Tax effect	—	(159)	(159)
Net change during the period	339	510	849
Balances at September 30, 2023	$(923)	$56	$(867)

Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,070)	648	(1,422)
Amount reclassified into income during the period	—	(60)	(60)
Tax effect	(58)	(137)	(195)
Net change during the period	(2,128)	451	(1,677)
Balances at March 31, 2022	(2,313)	1,643	(670)
Change in unrealized gains (losses) during the period	(933)	1,548	615
Amount reclassified into income during the period	—	(244)	(244)
Tax effect	—	(326)	(326)
Net change during the period	(933)	978	45
Balances at June 30, 2022	(3,246)	2,621	(625)
Change in unrealized gains (losses) during the period	(492)	1,877	1,385
Amount reclassified into income during the period	—	(355)	(355)
Tax effect	—	(362)	(362)
Net change during the period	(492)	1,160	668
Balances at September 30, 2022	$(3,738)	$3,781	$43

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$721	$660	$2,918	$883
Cost of revenues	(32)	(67)	(262)	(50)
Research and development	(89)	(195)	(724)	(143)
Sales and marketing	(6)	(12)	(45)	(9)
General and administrative	(14)	(31)	(108)	(22)
Total	$580	$355	$1,779	$659
There was no reclassification of AOCI to other income (expense), net related to Available-for-sale debt securities during the three months and nine months ended September 30, 2023 and 2022.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Computer equipment	$178,351	$173,832
Computer software	26,068	25,808
Leasehold improvements	20,923	21,009
Scanner appliances	17,784	15,696
Furniture, fixtures and equipment	6,616	6,524
Total property and equipment	249,742	242,869
Less: accumulated depreciation and amortization	(213,582)	(195,441)
Property and equipment, net	$36,160	$47,428
As of September 30, 2023 and December 31, 2022, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $10.1 million and $6.7 million, respectively, including assets that had not been placed in service of $7.2 million and $4.0 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $5.8 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively, and $18.4 million and $20.7 million for the nine months ended September 30, 2023 and 2022, respectively, which were primarily recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $57.2 million and $51.4 million were recognized during the three months ended September 30, 2023 and 2022, respectively, and $257.4 million and $227.3 million were recognized during the nine months ended September 30, 2023 and 2022, respectively, which amounts were included in the deferred revenue balances of $317.2 million and $290.6 million as of December 31, 2022 and 2021, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2023:

(in thousands)
2023 (remaining three months)	$54,190
2024	162,095
2025	88,045
2026	24,142
2027	1,801
2028 and thereafter	417
Total	$330,690
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
Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Direct	$80,499	$72,958	$234,410	$209,493
Partner	61,497	52,603	175,478	149,381
Total	$141,996	$125,561	$409,888	$358,874
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

Deferred costs to obtain contracts are as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
Current	$5,450	$5,018
Noncurrent	$10,726	$10,090
For the three months ended September 30, 2023 and 2022, the Company recognized $1.5 million and $1.3 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized $4.4 million and $3.6 million, respectively, of amortization expenses related to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
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
The carrying values of intangible assets are as follows:

			September 30, 2023
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.2	$40,141	$(29,965)	$10,176
Patent licenses	14.0	0.9	1,387	(1,297)	90
Assembled workforce	2.0	1.0	359	(179)	180
Total intangibles subject to amortization			$41,887	$(31,441)	$10,446
Intangible assets not subject to amortization					40
Total intangible assets, net					$10,486

	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	December 31, 2022
(in thousands)			Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.4	$40,141	$(27,860)	$12,281
Patent licenses	14.0	1.7	1,387	(1,221)	166
Assembled workforce	2.0	1.7	359	(45)	314
Total intangibles subject to amortization			$41,887	$(29,126)	$12,761
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,801

Intangible asset amortization expense was $0.8 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $4.5 million for the nine months ended September 30, 2023 and 2022. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.
As of September 30, 2023, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2023 (remaining three months)	$771
2024	2,904
2025	2,556
2026	2,477
2027	1,738
Total expected future amortization expense	$10,446
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.9 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and $12.1 million and $11.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash payments included in the measurement of lease liabilities	$11,350	$12,258
Lease liabilities arising from obtaining right-of-use assets	$121	$3,401
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.2	3.7
Weighted average discount rate	5.2%	5.2%

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
As of September 30, 2023, 2,033 thousand shares were available for grant under the Restated 2012 Plan.
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
During the nine months ended September 30, 2023, 60.6 thousand shares were issued in connection with the purchase of common stock by participating employees. As of September 30, 2023, 494.0 thousand shares were available for future purchases.

Stock-based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of revenues	$1,946	$1,384	$5,255	$3,739
Research and development	5,671	3,236	15,734	10,064
Sales and marketing	3,229	2,495	8,580	6,829
General and administrative	7,676	6,176	20,991	17,224
Total stock-based compensation, net of amounts capitalized (1)	$18,522	$13,291	$50,560	$37,856
(1)Total stock-based compensation expense capitalized was de minimis during the three and nine months ended September 30, 2023.
As of September 30, 2023, the Company had unrecognized stock-based compensation expenses of $24.1 million, $79.1 million, $2.9 million, and $0.9 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.7 years, 2.6 years, 0.6 years, and 0.4 years, respectively.
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
On February 6, 2023 and July 27, 2023, the Compensation Committee approved to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate target number of 6 thousand and 9 thousand PSUs, respectively. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from January 2023 through December 2025. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year are determined and approved. The actual number of the PSUs eligible to vest each year ranges from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. If any of the executive officers is terminated by reason of death or disability, 100% of the target number of the unvested PSU will vest immediately, or (a) by the Company for reasons other than cause or (b) by the executive officers for good reason within 12 months following a change in control, any unvested PSUs eligible to vest pursuant to cumulative achievements over 100% for past installments along with any target number of unvested PSUs for any remaining installments will vest immediately.
The Company recognized stock-based compensation expenses related to all PSUs of $2.7 million and $1.0 million during the three months ended September 30, 2023 and 2022, respectively, and $5.2 million and $2.9 million during the nine months ended September 30, 2023 and 2022 respectively.
Stock Option Activity
A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2022	1,807	$87.59	6.5	$58,024
Granted	289	$124.50
Exercised	(400)	$70.89
Canceled	(99)	$124.73
Balance as of September 30, 2023	1,597	$96.15	6.6	$90,043
Vested and expected to vest as of September 30, 2023	1,400	$91.74	6.3	$85,134
Exercisable as of September 30, 2023	831	$68.48	4.6	$69,829

Restricted Stock Unit Activity
A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2022	1,183	(1)	$124.42
Granted	285	(2)	$131.44
Vested	(296)	(3)	$114.97
Forfeited	(157)	(4)	$127.63
Balance as of September 30, 2023	1,015	(5)	$128.50
Outstanding and expected to vest as of September 30, 2023	796		$126.67
(1)Included 175 thousand PSUs granted to certain executive officers in 2022 and 2021.
(2)Included 10 thousand PSUs granted to certain executive officers in the nine months ended September 30, 2023.
(3)Included 24 thousand PSUs granted to certain executive officers in 2021.
(4)Included 22 thousand PSUs granted to certain executive officers in 2022 and 2021.
(5)Included 138 thousand PSUs granted to certain executive officers in 2023, 2022 and 2021.
Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
Total as of September 30, 2023	$1,000.0
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
During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,203 thousand shares and 1,613 thousand shares of its common stock for approximately $147.7 million and $212.8 million, respectively. As of September 30, 2023, approximately $106.8 million remained available for share repurchases pursuant to the Company's share repurchase program.

On August 16, 2022, the President signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 1% excise tax on stock repurchases net of issue, which was immaterial to the Company's financial results and cash flows for the three months and nine months ended September 30, 2023 and the Company's financial position as of September 30, 2023.
NOTE 10.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$46,515	$27,660	$111,002	$79,666
Denominator:
Basic weighted average shares	36,766	38,317	36,891	38,680
Effect of potentially dilutive shares:
Stock options	465	658	471	715
Restricted stock units	212	242	151	236
Employee stock purchase plan	5	3	3	3
Diluted weighted average shares	37,448	39,220	37,516	39,634
Net income per share:
Basic	$1.27	$0.72	$3.01	$2.06
Diluted	$1.24	$0.71	$2.96	$2.01
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Stock options	762	554	925	614
Restricted stock units	1	—	186	30
Employee stock purchase plan	14	13	9	7
Total anti-dilutive shares	777	567	1,120	651
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

The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pretax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, tax law developments and possible outcomes of audits. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, the benefit of U.S. federal income tax credits, the impact of mandatory capitalization of research expenses for U.S. tax purposes, and the benefits related to foreign-derived intangible income deduction.
The Company recorded an income tax provision of $1.5 million and $6.2 million for the three months ended September 30, 2023 and 2022, respectively, resulting in an effective tax rate of 3.1% and 18.3%, respectively. The decrease in income tax provision for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily due to higher foreign tax credits and lower net capitalization of research and development expenses for tax purposes than previously estimated. The decrease was partially offset by the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation compared to the same period in 2022.
The Company recorded an income tax provision of $20.1 million and $19.6 million for the nine months ended September 30, 2023 and 2022, respectively, resulting in an effective tax rate of 15.3% and 19.8%, respectively. The increase in income tax provision for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily due to an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation compared to the same period in 2022. The increase was partially offset by higher foreign tax credits and lower net capitalization of research and development expenses for tax purposes than previously estimated.
As of September 30, 2023, the Company had unrecognized tax benefits of $11.6 million, of which $6.0 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2022, the Company had unrecognized tax benefits of $10.5 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.
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
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
United States	$85,377	$74,574	$246,348	$213,435
Foreign	56,619	50,987	163,540	145,439
Total revenues	$141,996	$125,561	$409,888	$358,874

Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
United States	$47,133	$58,775
India	11,276	16,057
Rest of world	2,962	6,348
Total Long-lived Assets	$61,371	$81,180

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
•economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, rising interest rates, recessionary fears, financial institution failures and associated uncertainty, supply chain disruption, and global labor shortage;
•our ability to diversify our sources of revenues, including selling additional solutions to our existing customers and our ability to pursue new customers;
•the effects of increased competition in our market;
•our ability to innovate and enhance our cloud solutions and platform and introduce new solutions;
•our ability to effectively manage our growth;
•our anticipated investments in sales and marketing, our infrastructure, new solutions, research and development, and acquisitions;
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
•our expectations, assumptions and conclusions related to our income tax provision, our deferred tax assets and our effective tax rate; and
•other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
•Compliance: Policy Compliance (PC), Security Configuration Assessment (SCA), PCI Compliance (PCI), File Integrity Monitoring (FIM), Security Assessment Questionnaire (SAQ), Out-of-Band Configuration Assessment (OCA);
•Web Application Security: Web Application Scanning (WAS), Web Application Firewall (WAF);
•Asset Management: Global AssetView (GAV), Cybersecurity Asset Management (CSAM), Certificate Inventory (CRI); and
•Cloud/Container Security: TotalCloud (CNAPP), Cloud Inventory (CI), Cloud Security Assessment (CSA), Container Security (CS).
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the nine months ended September 30, 2023 and 2022, approximately 60% and 59%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, cloud providers, value-added resellers and consulting firms in the United States and internationally.

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
Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and returns from our short-term and long-term marketable securities, non-marketable securities gains and losses, and foreign exchange gains and losses.
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of September 30, 2023, valuation allowances remain in certain jurisdictions where the Company believes it is necessary to see further positive evidence, such as sustained achievement of sufficient profits. Given the current earnings trend, incremental positive evidence was identified, however, we have not identified sufficient positive evidence to meet a more likely than not stance that the valuation allowance should be reversed. If additional positive evidence becomes available in the foreseeable future, the Company may release all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	100%	100%	100%	100%
Cost of revenues	19	21	20	21
Gross profit	81	79	80	79
Operating expenses:
Research and development	20	20	20	20
Sales and marketing	20	20	19	19
General and administrative	11	13	11	12
Total operating expenses	50	53	51	51
Income from operations	31	26	30	27
Total other income (expense), net	3	1	2	—
Income before income taxes	34	27	32	27
Income tax provision	1	5	5	5
Net income	33%	22%	27%	22%
Comparison of Three and Nine Months Ended September 30, 2023 and 2022
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$141,996	$125,561	$16,435	13%	$409,888	$358,874	$51,014	14%
Revenues increased by $16.4 million for the three months ended September 30, 2023 compared to the same period in 2022, driven by increased demand for our subscription services by our end customers. Of the total increase of $16.4 million, 96% was from revenues from customers existing prior to July 1, 2023, and the remaining 4% was from new customers added in the three months ended September 30, 2023. Of the total increase of $16.4 million, 66% was from customers in the United States and the remaining 34% was from customers in foreign countries. Of the total increase of $16.4 million, 46% was from direct customers and the remaining 54% was from partners. In the three months ended September 30, 2023, 57% of total revenue was direct and 43% of total revenue was through partners.
Revenues increased by $51.0 million for the nine months ended September 30, 2023 compared to the same period in 2022, driven by increased demand for our subscription services by our end customers. Of the total increase of $51.0 million, 87% was from revenues from customers existing prior to January 1, 2023, and the remaining 13% was from new customers added in the nine months ended September 30, 2023. Of the total increase of $51.0 million, 65% was from customers in the United States and the remaining 35% was from customers in foreign countries. Of the total increase of $51.0 million, 49% was from direct customers and the remaining 51% was from partners. In the nine months ended September 30, 2023, 57% of total revenue was direct and 43% of total revenue was through partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$26,739	$25,992	$747	3%	$80,355	$75,040	$5,315	7%
Cost of revenues increased by $0.7 million for the three months ended September 30, 2023 compared to the same period in 2022, due to an increase in shared cloud platform cost of $0.9 million, an increase in personnel costs, including stock-based compensation, of $0.9 million, driven by additional employees hired to support the growth of our business, and an increase in subscribed license and software costs of $0.5 million, partially offset by a decrease in depreciation and amortization expense of $1.4 million resulting from our assets becoming fully depreciated or amortized, and a decrease in professional service expense of $0.2 million.
Cost of revenues increased by $5.3 million for the nine months ended September 30, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $4.1 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $4.0 million, and an increase in subscribed license and software costs of $1.7 million, partially offset by a decrease in depreciation and amortization expense of $4.1 million resulting from our assets becoming fully depreciated or amortized, and a decrease in professional service expense of $0.4 million.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$27,782	$25,478	$2,304	9%	$83,001	$73,376	$9,625	13%
Research and development expenses increased by $2.3 million for the three months ended September 30, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $3.0 million, driven by increased headcount, partially offset by a decrease in professional service expense of $0.5 million, and a decrease in depreciation and amortization expense in property and equipment of $0.2 million.
Research and development expenses increased by $9.6 million for the nine months ended September 30, 2023 compared to the same period in 2022, due to an increase in personnel costs, including stock-based compensation, of $10.9 million, driven by increased headcount, partially offset by a decrease in professional service expense of $0.8 million, and a decrease in depreciation and amortization expense in property and equipment of $0.5 million.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$27,881	$25,047	$2,834	11%	$79,750	$68,919	$10,831	16%

Sales and marketing expenses increased by $2.8 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $3.0 million, driven by increased headcount, an increase in travel and entertainment cost of $0.3 million associated with the easing of COVID-19 related travel restrictions, an increase in subscribed license and software costs of $0.2 million, partially offset by a decrease in professional service expense of $0.7 million.
Sales and marketing expenses increased by $10.8 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $11.4 million, driven by increased headcount, an increase in travel and entertainment cost of $0.9 million associated with the easing of COVID-19 related travel restrictions, an increase in subscribed license and software costs of $0.6 million, partially offset by a decrease in marketing expenses of $1.5 million, driven by a decreased level of trade shows, and a decrease in professional service expense of $0.6 million.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$15,999	$15,698	$301	2%	$45,182	$41,665	$3,517	8%
General and administrative expenses increased by $0.3 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation, of $1.8 million, driven by increased headcount and annual merit increases for eligible employees, partially offset by a decrease in professional service expense of $0.8 million, and a decrease in legal expense of $0.7 million.
General and administrative expenses increased by $3.5 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in personnel costs, including stock-based compensation of $4.1 million, driven by increased headcount, partially offset by a decrease in professional service expense of $0.6 million.
Total other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Total other income (expense), net	$4,428	$492	$3,936	800%	$9,459	$(571)	$10,030	(1757)%
Total other income (expense), net increased by $3.9 million for the three months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in interest income of $3.6 million driven by an increase of market interest rate, in addition to a $0.4 million decrease in foreign currency loss.
Total other income (expense), net increased by $10.0 million for the nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to an increase in interest income of $8.4 million driven by an increase of market interest rate, in addition to a $2.1 million decrease in foreign currency loss, partially offset by an unrealized loss of $0.5 million on a non-marketable equity security.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$1,508	$6,178	$(4,670)	(76%)	$20,057	$19,637	$420	2%
On July 21, 2023, the IRS issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This announcement only applies to foreign taxes paid or accrued in years 2022 and 2023. Additionally, on September 8, 2023, the IRS issued interim guidance on the capitalization and amortization of R&D expenses. A cumulative adjustment applicable to prior periods for the rule change and the guidance was recorded in the third quarter of 2023.
Income tax provision decreased by $4.7 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to higher foreign tax credits and lower net capitalization of research and development expenses for tax purposes than previously estimated, reflecting the rule change and the guidance. The decrease was partially offset by an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation compared to the same period in 2022.
Income tax provision increased by $0.4 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation compared to the same period in 2022. The increase was partially offset by higher foreign tax credits and lower net capitalization of research and development expenses for tax purposes than previously estimated, reflecting the rule change and the guidance.
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
Our net dollar expansion rates were 106% and 111% as of September 30, 2023 and September 30, 2022, respectively.

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
•Adjusted EBITDA excludes depreciation and amortization of property and equipment and amortization of intangible assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.
Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Net income	$46,515	$27,660	$111,002	$79,666
Net income as a percentage of revenues	33%	22%	27%	22%
Depreciation and amortization of property and equipment	5,922	6,875	18,824	21,248
Amortization of intangible assets	772	1,346	2,316	4,525
Income tax provision	1,508	6,178	20,057	19,637
Stock-based compensation	18,522	13,291	50,560	37,856
Total other income (expense), net	(4,428)	(492)	(9,459)	571
Adjusted EBITDA	$68,811	$54,858	$193,300	$163,503
Adjusted EBITDA as a percentage of revenues	48%	44%	47%	46%

Liquidity and Capital Resources
As of September 30, 2023, our principal source of liquidity was cash, cash equivalents and marketable securities of $461.1 million, including $69.4 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$210,766	$155,010
Net cash (used in) provided by investing activities	(47,499)	99,650
Net cash used in financing activities	(128,262)	(198,086)
Net increase in cash, cash equivalents and restricted cash	$35,005	$56,574
Operating Activities
During the nine months ended September 30, 2023, we generated $168.4 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $129.3 million during the nine months ended September 30, 2022. In addition, we also generated $42.4 million cash from changes in working capital during the nine months ended September 30, 2023, of which $40.4 million was attributed to the combination of an increase in deferred revenue and a decrease in accounts receivable due to the growth in billing and the timing of collections and $6.8 million was due to an increase in payables and accrued liabilities, partially offset by a $4.8 million increase in prepaid expenses primarily driven by the timing of payments. During the nine months ended September 30, 2022, we generated $25.7 million of cash from changes in working capital during, of which $22.3 million was related to a net increase in deferred revenue and a net decrease in accounts receivable due to growth in billing and collection and $4.8 million was due to an increase in payables and accrued liabilities in line with our business growth, partially offset by $1.4 million higher prepaid expenses.
Investing Activities
During the nine months ended September 30, 2023, we used $40.2 million of cash for purchases of marketable securities net of sales and maturities, and used $7.3 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $112.2 million of cash provided by sales and maturity of marketable securities investments net of purchases, partially offset by $12.4 million of cash used in capital expenditures during the nine months ended September 30, 2022.
Financing Activities
During the nine months ended September 30, 2023, we used $147.7 million of cash for share repurchases and $15.0 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $28.4 million of proceeds from employee exercise of stock options and $6.1 million of proceeds from issuance of common stock through our ESPP, as compared to $212.8 million of cash used for share repurchases, $12.9 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $23.2 million of proceeds from employee exercise of stock options and $4.4 million of proceeds from issuance of common stock through our ESPP during the nine months ended September 30, 2022.
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

Share Repurchases
We expect to continue to use cash to repurchase shares under our share repurchase program authorized by our board of directors on February 5, 2018. On February 9, 2023, we announced that our board of directors authorized an additional $100.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.0 billion. As of September 30, 2023, approximately $106.8 million remained available under our share repurchase program. Shares will be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
Purchase Commitments
As of September 30, 2023, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of September 30, 2023, we had designated cash flow hedge forward contracts with notional amounts of €41.3 million, £13.0 million and Rs.3,969.0 million and non-designated forward contracts with notional amounts of €11.8 million, £3.3 million, Rs.770.0 million and C$3.6 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $461.1 million in cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2023. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of September 30, 2023, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $1.3 million.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2023, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the level of demand for our solutions, from both existing and new customers;
•the extent to which customers subscribe for additional solutions;
•changes in customer renewals of our solutions;
•timing of deals signed within the applicable fiscal period;
•seasonal buying patterns of our customers;
•timely invoicing or changes in billing terms of customers;
•the length of our sales cycle for our products and services;
•price competition;
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
•changes in foreign currency exchange rates;
•changes in the growth rate of the IT, security and compliance market;
•actual or perceived security breaches and incidents, technical difficulties or interruptions with our service;
•failure of our products and services to operate as designed;
•publicity regarding security breaches and incidents generally and the level of perceived threats to IT security;

•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•pace and cost of hiring employees;
•expenses associated with our existing and new products and services;
•the timing of sales commissions relative to the recognition of revenues;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•our ability to integrate any products or services that we have acquired or may acquire in the future into our product suite or migrate existing customers of any companies that we have acquired or may acquire in the future to our products and services;
•future accounting pronouncements or changes in our accounting policies;
•our effective tax rate, changes in tax rules, tax effects of infrequent or unusual transactions, and tax audit settlements;
•the amount and timing of income tax that we recognize resulting from stock-based compensation;
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
The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. Dollars, Euro, British Pounds, Canadian Dollars, Japanese Yen and Indian Rupee, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and profitability.
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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2023, we derived approximately 43% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of September 30, 2023, approximately 74% of our employees were located outside of the United States, with 65% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2023, we incurred approximately 28% of our expenses in foreign currencies, primarily Euro, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2023, approximately 23% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $363.0 million in 2020 to $489.7 million in 2022, and headcount increasing from 1,498 employees at the beginning of 2020 to 2,155 employees as of September 30, 2023. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2023, we had approximately 36.8 million shares of our common stock outstanding.
In addition, as of September 30, 2023, there were approximately 1.6 million options and 1.0 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2023, we had an aggregate of 2.0 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.5 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of September 30, 2023. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 are subject to a new 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. We do not expect this provision to have a material impact to our results of operations. During the nine months ended September 30, 2023, we repurchased 1.2 million shares of our common stock for approximately $147.7 million. As of September 30, 2023, approximately $106.8 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended September 30, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1 - July 31, 2023	101,853	$131.19	101,853	$132,302,097
August 1 - August 31, 2023	93,901	$146.17	93,901	$118,576,801
September 1 - September 30, 2023	77,154	$153.21	77,154	$106,756,264
Total	272,908		272,908
(1)On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of September 30, 2023. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.

Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, the following officers and director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 28, 2023, Joo Mi Kim, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 31,606 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 29, 2024, or earlier if all transactions under the trading arrangement are completed.
On August 28, 2023, Bruce Posey, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 25,381 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 29, 2024, or earlier if all transactions under the trading arrangement are completed.
On August 31, 2023, Wendy Pfeiffer, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,640 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2024, or earlier if all transactions under the trading arrangement are completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2023.

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
^Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 2, 2023.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)