Form 10-K
period 2023-12-31
QUALYS, INC.
filed 2024-02-22
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to
Commission file number 001-35662
___________________________________________
QUALYS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	77-0534145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
919 E. Hillsdale Boulevard, 4th Floor, Foster City, California 94404
(Address of principal executive offices, including zip code)
(650) 801-6100
(Registrant’s telephone number, including area code)
___________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No   ☒
As of June 30, 2023, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $3,637 million based on the last reported sale price of the registrant's common stock on June 30, 2023. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant's common stock outstanding as of February 12, 2024 was 36,977,259 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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
•Our IT, security and compliance solutions are delivered from 14 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
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
•our expectations, assumptions and conclusions related to our income tax provision, our deferred tax assets and our effective tax rate; and
•other factors discussed in this Annual Report on Form 10-K in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1.     Business
Overview
We are a pioneer and leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions. Our integrated suite of IT, security and compliance solutions delivered on Qualys' Enterprise TruRisk Platform enables our customers to: 1) identify and manage their internal and external IT and operational technology (OT) assets across on-premises, endpoints, cloud, containers, and mobile environments; 2) collect and analyze large amounts of IT security data; 3) discover and prioritize vulnerabilities; 4) quantify cyber risk exposure; 5) recommend and implement remediation actions; and 6) verify the implementation of such actions. This helps organizations protect their systems and applications from ever-evolving cyber-attacks and helps achieve compliance with internal policies and external regulations.
Our cloud platform addresses the growing IT, security and compliance complexities and risks that are amplified by the dissolving boundaries between IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their internal and external IT and OT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.
IT infrastructures are more complex and globally-distributed today than ever before, as organizations of all sizes increasingly rely upon a myriad of interconnected information systems and related assets, such as servers, databases, web applications, routers, switches, desktops, laptops, other physical and virtual infrastructure, and numerous external networks and cloud services. In this environment, new and evolving digital technologies intended to improve organizations’ operations can also increase vulnerability to cyber-attacks, which can expose sensitive data, damage IT and physical infrastructures, and result in serious financial or reputational consequences. In addition, the rapidly increasing amount of data and devices in IT environments makes it more difficult to identify and remediate vulnerabilities in a timely manner. The predominant approach to IT security has been to implement multiple disparate security products that can be costly and difficult to deploy, integrate and manage and may not adequately protect organizations. As a result, we believe there is a large and growing opportunity for comprehensive cloud-based IT, security and compliance solutions that detect, measure, prioritize and remediate cyber risk delivered in a single platform.
We designed our cloud platform to transform the way organizations secure and protect their IT infrastructures and applications. Our cloud platform offers an integrated suite of solutions that automates the lifecycle of asset discovery and management, security and compliance assessments, and remediation for an organization’s IT infrastructure and assets, whether such infrastructure and assets reside inside the organization, on their network perimeter, on endpoints or in the cloud. Since inception, our solutions have been designed to be delivered through the cloud and to be easily and rapidly deployed on a global scale, enabling faster implementation and lower total cost of ownership than traditional on-premise enterprise software products. Our customers, ranging from some of the largest global organizations to small businesses, are served from our globally-distributed cloud platform, enabling us to rapidly deliver new solutions, enhancements and security updates.
We believe that our cloud platform provides our customers with unique advantages, including:
•No hardware to buy or manage. There is no infrastructure or software to buy and maintain thus reducing our customers’ operating costs; all services are accessible in the cloud via web interface. Qualys operates and maintains the platform.
•Real-time visibility in one place, anytime and anywhere. Our customers can conveniently see their security and compliance posture across their global IT and OT asset inventory in one browser window, without plugins or a virtual private network (VPN), whenever and wherever Internet access is available.
•Easy global scanning. Our customers can easily perform scans on geographically distributed and segmented networks at the perimeter, behind the firewall, on dynamic cloud environments and on endpoints.
•Seamless scaling. Our cloud platform is a scalable, comprehensive, and end-to-end solution for the IT, security and compliance needs of our customers. Our customers can seamlessly add new coverage, users and services after they have deployed our platform.
•Up to date resources. Qualys has one of the largest knowledge bases of vulnerability signatures in the industry. All security updates are made in real-time.
•Data stored securely. Data is securely stored and processed in a multi-tiered architecture of load-balanced servers. Our encrypted databases are physically and logically secured.

We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps help our customers detect, measure, prioritize and remediate cyber risk spanning a range of assets across on-premises, endpoints, cloud, containers, and mobile environments.
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
Our cloud platform is currently used by over 10,000 customers worldwide, including a majority of the Forbes Global 100. Our revenues increased to $554.5 million in 2023 from $489.7 million in 2022 and $411.2 million in 2021.
Our Platform
Our cloud platform consists of a suite of IT security, compliance, web application security, asset management and cloud security solutions, which we refer to as the Qualys Cloud Apps, that leverage our shared and extensible core services and our highly scalable multi-tenant cloud infrastructure. We also provide open application program interfaces, or APIs, and other developer tools that allow third parties to embed our technology into their solutions and build applications on our platform.
Our cloud platform utilizes physical and virtual sensors, and cloud agents that provide our customers with continuous visibility enabling customers to respond to threats immediately. Customers can extend visibility to all known IT infrastructure using our Out-of-Band Configuration Assessment sensor for systems that are air-gapped or otherwise difficult to assess.
Our cloud platform automatically gathers and analyzes security and compliance data in a scalable, state-of-the-art backend. The technology underlying our cloud infrastructure enables us to ingest, process, analyze and store a high volume of sensor data coming from our agents, scanners and passive analyzers, and correlate information at very high speeds in a distributed manner for millions of devices.

Our cloud platform is delivered to our customers via our 14 global shared cloud platforms, or via our private platform offering, Qualys Private Cloud Platform (PCP), for customers or partners that want the platform to reside within the customer's shared cloud platform. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's shared cloud platform. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and is physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. We also offer our PCP as a subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software.
Qualys Core Services
Our core services enable our customers to detect vulnerabilities, measure and remediate cyber risk through integrated workflows, management and real-time analysis and reporting inside their organizations, on the perimeter, on endpoints or in the cloud.
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
Our core services include:
•Asset Tagging and Management. Enables customers to easily identify, categorize and manage large numbers of assets in highly dynamic IT and OT environments and automates the process of inventory management and hierarchical organization of all internal and external assets. Built on top of this core service is the Qualys GAV framework, which is a global asset inventory service enabling our customers to search for information on any asset, scaling to millions of assets for customers of all sizes, helping IT and security personnel to search assets and maintain an up-to-date inventory on a continuous basis.
•Reporting and Dashboards. A highly configurable reporting engine that provides customers with reports and dashboards based on their roles and access privileges.
•Questionnaires and Collaboration. A configurable workflow engine that enables customers to easily build questionnaires and capture existing business processes and workflows to evaluate controls and gather evidence to validate and document compliance.
•Remediation and Workflow. An integrated workflow engine that allows customers to automatically generate helpdesk tickets for remediation to manage compliance exceptions based on customer-defined policies, enabling subsequent review, commentary, tracking and escalation. This engine automatically distributes remediation tasks to IT administrators upon scan completion, tracks remediation progress and closes open tickets once patches are applied and remediation is verified in subsequent scans.
•Big Data Correlation and Analytics Engine. Provides Elasticsearch capabilities for indexing, searching and correlating large amounts of security and compliance data with other security incidents and third-party security intelligence data. Embedded workflows enable customers to quickly assess risk and access information for remediation, incident analysis and forensic investigations.
•Alerts and Notifications. Creates email notifications to alert customers of new vulnerabilities, malware infections, scan completion, open trouble tickets and system updates.
Qualys Cloud Apps
Many organizations have an array of heterogeneous point tools that do not interoperate well and are difficult and costly to maintain and integrate, making it difficult for Chief Information Officers (CIOs) and Chief Information Security Officers (CISOs) to obtain a single, unified view of their organization’s security and compliance posture. Qualys’ Enterprise TruRisk Platform and its Cloud Apps help organizations escape this tool-fragmentation dilemma by drastically simplifying their security stacks and regaining unimpeded visibility across their on-premises, endpoints, cloud, container, and mobile environments.
The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as asset management, vulnerability management, risk mitigation, threat detection and response, compliance and cloud security solutions.

We believe that our applications are easy to use and provide our customers with a high level of control because our applications are part of one platform, share a common user interface, utilize the same scanners and agents, access the same collected data, and leverage the same user permissions.
Our customers can subscribe to one or more of our 20+ Cloud Apps based on their initial needs and expand their subscriptions over time to new areas within their organization or to additional Qualys solutions to develop a more complete understanding of their respective environment's IT, security and compliance posture and remediate cybersecurity risk. Many of our customers use multiple Cloud Apps, some of which are noted below:
Asset Management
Cybersecurity Asset Management (CSAM): CSAM is an all-in-one solution that leverages the power of our cloud platform with its multiple native sensors and CMDB synchronization to continuously inventory known and unknown assets, discover installed applications, and overlay business and risk context to establish asset criticality. It identifies unauthorized or end-of-life and end-of-service software and the absence of required security tools, and assesses the health of the attack surface. Further, CSAM enables response options with threat alerts and software removal and delivers regulatory reporting in support of the Federal Risk and Authorization Management Program ("FedRAMP"), PCI-DSS and other mandates. CSAM includes External Attack Surface Management (EASM), which allows discovery of internet facing unknown assets.
Vulnerability Management
Vulnerability Management, Detection and Response (VMDR): VMDR enables organizations to automatically discover every asset in their environment, including unmanaged assets appearing on the network, inventory all hardware and software, and classify and tag critical assets. VMDR continuously assesses these assets for the latest vulnerabilities and applies the latest threat intel analysis to prioritize actively exploitable vulnerabilities. VMDR automatically detects the latest superseding patch for the vulnerable asset and easily deploys it for remediation. Finally, VMDR quantifies risk across vulnerabilities, assets and groups of assets helping organizations proactively reduce cyber risk exposure and track cyber risk reduction over time. By delivering all this in a single app workflow, VMDR automates the entire process and significantly accelerates an organization’s ability to respond to threats, thus preventing possible exploitation across on-premises, endpoints, cloud, containers, and mobile environments.
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
Risk Mitigation
Patch Management (PM): PM provides automated patch deployment capabilities for Windows, Linux, Mac and third party software by correlating vulnerabilities and the right set of remediation including patches and configuration fixes. It continuously gathers and uploads telemetry about installed software, open vulnerabilities and missing patches to our cloud platform. The resulting shared visibility of assets and their posture enables IT and security teams to collaborate using common vulnerability-centric terminology and provides a consistent data set to analyze, prioritize, deploy and verify patches more efficiently.
Custom Assessment and Remediation (CAR): CAR enables security architects to create custom scripts in popular scripting languages, user-defined controls and automation, all seamlessly integrated within existing programs to quickly assess, respond to and remediate threats across global hybrid environments.
Threat Detection and Response
Multi-Vector Endpoint Detection and Response (EDR): Traditional endpoint detection and response solutions focus only on endpoint activity to detect attacks. As a result, they lack the full context to analyze attacks accurately. This leads to an incomplete picture and a high rate of false positives and negatives, requiring organizations to use multiple point solutions and large incident response teams. Our highly scalable platform fills the gaps by bringing a new multi-vector approach and the unifying power to EDR, providing vital context and comprehensive visibility to the entire attack chain, from prevention to detection to response. EDR unifies different context vectors like asset discovery, rich normalized software inventory, end-of-life visibility, vulnerabilities and exploits, misconfigurations, in-depth endpoint telemetry, and network reachability with a powerful backend to correlate it all for accurate assessment, detection and response.
Context Extended Detection and Response (XDR): XDR provides context and clarity to enterprise security operations through risk-focused, single pane of glass visibility and control to improve enterprise-wide threat detection and incident response. It leverages our cloud platform's response capabilities - patching, fixing misconfigurations, killing processes and network connections, and quarantining hosts - to comprehensively remediate cyber security threats identified by Qualys’ XDR.
Compliance
Policy Compliance (PC): PC performs automated security configuration assessments on IT systems throughout a network, helping to reduce risk and continuously ensure compliance with internal policies and external regulations. PC leverages out-of-the-box library content to fast-track compliance assessments using industry-recommended best practices. PC also provides a centralized, interactive console for specifying baseline standards for different hosts. By automating requirement evaluation against multiple standards for operating systems, network devices, databases and server applications, PC enables the quick identification of security issues and works to prevent configuration drift. PC works to prioritize and track remediation and exceptions, while demonstrating a repeatable auditable process for compliance management
File Integrity Monitoring (FIM): FIM logs and centrally tracks file change events on common enterprise operating systems in organizations of all sizes. FIM provides customers with a simple way to achieve centralized cloud-based visibility of activity resulting from normal patching and administrative tasks, change control exceptions or violations, or malicious activity - then reports on that system activity as part of compliance mandates. FIM collects the critical details needed to quickly identify changes and root out activity that violates policy or is potentially malicious. FIM helps customers to comply with change control policy enforcement and change monitoring requirements.
Cloud Security
Qualys TotalCloud is a Cloud-Native Application Protection Platform (CNAPP), which provides an integrated suite of security capabilities designed for multi-cloud environments. It provides complete visibility and cyber-risk exposure assessment across cloud assets, enabling continuous discovery and monitoring of the cloud landscape to identify risks and maintain compliance. With its FlexScan technology, TotalCloud offers comprehensive assessment features that include no-touch, agentless, API, and snapshot-based scanning, along with agent and network-based scanning for thorough vulnerability detection. The TruRisk component allows for a unified risk view, correlating vulnerabilities, security controls, and compliance across resources to prioritize and reduce cyber risks effectively. For real-time defense, TotalCloud's InstaProtect continuously monitors all cloud assets to detect and protect against evolving and unknown threats. Remediation is streamlined through our QFlow technology, which provides no-code, drag-and-drop workflows for efficient vulnerability management. TotalCloud provides organizations with an all-encompassing solution, delivering fast, agentless, real-time security and compliance across a variety of use cases, including Cloud Workload Protection (CWP), Cloud Detection and Response (CDR), Cloud Security Posture Management (CSPM), Infrastructure as Code (IaC), and Container Security (CS) to offer organizations a single unified solution for comprehensively securing their cloud and multi-cloud environments.
Free Services
We also offer organizations of all sizes free security and compliance services based on our cloud platform:
•Qualys Global AssetView app automatically creates a continuous, real-time inventory of known and unknown assets throughout a user's global IT footprint across on-premises, endpoints, cloud, containers, and mobile environments. The app also automatically normalizes and categorizes assets to ensure clean, reliable, and consistent data. In-depth asset details provide fine-grained visibility on the system, services, installed software, network, and users. It also detects any device that connects to a user's networks, via passive scanning technology. Upon an unknown device detection, users can install a light-weight Qualys self-updating agent (3MB) to turn the device into a managed device or launch a vulnerability scan.
•Qualys Certificate Inventory inventories and assesses all Internet-facing certificates to generate SSL/TLS configuration grades, identifies the certificate issuer and tracks certificate expirations to help stop expired and expiring certificates from interrupting critical business functions.

Our Growth Strategy
We intend to strengthen our leadership position as a trusted provider of cloud-based IT, security and compliance solutions. The key elements of our growth strategy are:
•Continue to innovate and enhance our cloud platform and suite of solutions. We intend to continue to make significant investments in research and development to extend our cloud platform’s functionality by developing new security solutions and capabilities and further enhancing our existing suite of solutions.
•Expand the use of our suite of solutions by our large and diverse customer base. With more than 10,000 customers, across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Because our customers typically initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions or choose to adopt additional solutions from our integrated suite of IT, security and compliance offerings. In this regard, we continue to expand our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.
•Drive new customer growth and broaden our global reach. We are pursuing new customers by targeting key accounts, releasing free IT, security and compliance services and expanding both our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions. We intend to expand our relationships with key security consulting organizations, leading cloud service providers, managed security service providers and value-added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our private cloud offering within their shared cloud platforms, helping us expand our reach in new markets and new geographies.
•Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based IT, security and compliance solutions. In 2022, we acquired certain intangible assets of Blue Hexagon Inc., enabling us to leverage our cloud platform with deep learning AI and machine learning (ML) technologies to uncover behavior patterns including active vulnerability exploitation, identification of advanced network threats, and adaptive risk mitigation across all assets and applications. In 2021, we acquired certain intangible assets of Kandor Soft Labs Private Ltd. (TotalCloud), strengthening our cloud security solution by allowing customers to build user-defined workflows for custom policies and execute them on-demand for simplified security and compliance.
Our Customers
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2023, we had over 10,000 customers worldwide, including a majority of the Forbes Global 100. In each of 2023, 2022 and 2021, no one customer accounted for more than 10% of our revenues. In 2023, 2022 and 2021, 60%, 60% and 61%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.
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

Our channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners offer our IT, security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which we can connect with these prospective customers to offer our solutions. Our channel partners include security consulting organizations, leading cloud providers, managed service providers and resellers.
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner earning a fee based on the total value of the order. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2023, 2022 and 2021, 43%, 42% and 41%, respectively, of our revenues were generated by channel partners.
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
Research and Development and Operations
We devote significant resources to maintain, enhance and add new functionality to our cloud platform and the integrated suite of solutions that we offer. Our development organization consists of agile engineering teams with substantial security expertise in specific areas of our solutions. In addition to our development teams, we also built a sophisticated research team focused on identifying threats and developing signatures for vulnerabilities and compliance checks so that we can provide our customers with daily updates and enable them to scan their assets for the latest threats. We conduct our research and development in the United States, France and India, which gives us access to some of the best research and engineering talent in the world. Our focus remains to attract engineering talent as we continue to add new solutions and improve existing ones.
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
Shared Cloud Platform Agreements
Our shared cloud platform operations are provided by large third-party vendors and are located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. Our shared cloud platform agreements have varying terms through 2027.

Competition
The expanding capabilities of our IT, security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT, security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.
We compete with large and small public companies, such as Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Invicti, Ivanti, Tanium, HelpSystems (Tripwire), Trustwave Holdings, Veracode and Wiz. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management and Patch Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
We believe that the principal competitive factors affecting our markets include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and the extensibility of our platform. We believe that our suite of solutions generally competes favorably with respect to these factors. However, many of our primary competitors have greater name recognition, longer operating histories, more established customer relationships, larger marketing budgets and significantly greater resources than we do.
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2023, we have thirty-six issued patents, which expire from 2029 to 2042, several pending U.S. patent applications and an exclusive license to four U.S. patents. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our cloud platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.
Human Capital Resources
We take a holistic approach to our human capital management strategy, striving to create a culture where talented people want to come to work, develop their careers, become leaders, and make a difference for all our stakeholders and communities. Doing the right thing for our people, our communities and our environment upholds the trust of our customers, partners, employees, and stockholders, enabling us to grow our business profitably and meet the diverse needs of our constituents. As of December 31, 2023, we had 2,188 full-time employees, including 1,016 in research and development, 438 in sales and marketing, 504 in operations and customer support, and 230 in general and administrative. As of December 31, 2023, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries and Brazil have collective bargaining arrangements at the national level. We believe our employee relations are good, and we have not experienced any work stoppages.

Compensation and Benefits
Our Competitive Compensation and Benefits Policy. We understand that providing competitive compensation and benefits plays a critical role in attracting and retaining the best available personnel. That is why we offer robust compensation and benefits to our employees, including competitive base salaries, variable pay and equity awards, and generous benefits packages. To support the health and wellness of our workforce, Qualys offers premium health coverage with minimal out-of-pocket contributions for our employees.
Corporate Governance. Qualys maintains a Compensation and Talent Committee of the Board of Directors to oversee the company’s compensation policies, plans and benefits programs, and overall compensation philosophy. The Committee approves CEO and executive officers’ compensation plans, and reviews, approves, and administers various employee benefit plans, among other duties. As part of its ongoing review of the performance criteria and compensation of designated key executives, the Compensation and Talent Committee also meets annually with the CEO, the Company’s principal human resources executive, and any other corporate officers as it deems appropriate.
Supporting our Team and Community
Talent Development and Safety. We take a holistic approach to our social strategy, striving to create a culture where talented people want to come to work, develop their careers, become leaders, and make a difference for all our stakeholders and communities. We believe every employee makes a difference, so we empower them in their roles and support them for professional growth. We assist employees in achieving their career goals by helping them improve their skillsets and transition to increasingly challenging roles.
Diversity and Inclusion. We are proud to be a leader in the promotion and practice of diversity and inclusion. We take pride in our cultural diversity with offices and employees all over the world. Our objective is to continue to improve our hiring, development, advancement, and retention of diverse talent and to foster an inclusive environment. In addition to having more than 50% of the executive team from underrepresented communities, we are also continuing to improve diversity among our growing workforce, with steady increases in recent years in the percentage of women employed among our global workforce and with over half of our US-based employees from underrepresented communities.
Qualys is focused on building a pipeline of diverse candidates across all our job functions. We define diversity as underrepresented job seekers, like women, minorities, people with disabilities, older workers, and LGBTQIA+ community members.
Qualys searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our company holiday calendar includes events and festivals from many regions and religions, and we include diverse cultural initiatives throughout the year to ensure employees feel represented.
Promoting a Healthy Work-life Balance. Qualys aims to maintain a healthy work-life balance and provide resources to support our employees’ mental and physical well-being. During 2022, our workforce gradually transitioned into a hybrid work schedule, which resulted in a significant portion of our workforce working either in-person on a part-time basis, or remotely on a permanent basis. During 2023, we continued to offer this hybrid work schedule to our workforce. Our top priority remains providing support for our employees, partners, and customers. We are fortunate that the nature of our business allows us to successfully operate in this dynamic hybrid environment. We believe that our hybrid policy will be a key enabler to support the broad needs of critical on-site to remote employees.
Community Engagement. We value the communities that support our operations and have several company and employee-led initiatives to support the communities in which we operate. In 2023, our efforts were centered on advancing education, gender equality, and environmental initiatives.
Training and Development
Employee Training. We require our employees and managers to participate in myriad training programs directed at maintaining a harassment-free, diverse, and secure workplace. With our diverse employee population, we uphold the rights to work in an environment that promotes equal opportunity and prohibits discriminatory practices against race, color, national origin, ancestry, medical condition, religious creed (including religious dress and grooming practices), marital status, registered domestic partner status, sex, sexual orientation, gender identity and expression, genetic characteristics and information, age, veteran status, or any other protected characteristic. Creating a respectful workplace and preventing harassment to our employees remain our on-going commitment.
Employee Development. Investing in employees is critical to our success. Qualys employees participate in an onboarding program to integrate new hires into role-specific functions and company culture. Qualys offers managers and employees various training courses as needed. To support career growth inside and outside Qualys, we offer free self-paced and instructor-led certified training on core Qualys topics, giving employees and non-employees an opportunity to achieve certifications and job-related courses free of charge.
To allow for open dialogue between employees and managers, we conduct formal employee reviews each year. Corrective action plans are developed for employees who may be struggling to meet his or her job responsibilities. Employee performance is considered during compensation reviews. In addition to formal reviews, our Human Resources team regularly meets with managers to check in with teams and conducts exit interviews globally. Qualys India also conducts an assimilation program for new employees, through which feedback is collected as employees join the company.
Sustainable Business Operations
Our Sustainable Solutions. Qualys products, delivered via our multi-tenant cloud platform, enable improved environmental sustainability for our customers. In particular, our cloud-based solutions minimize the number of physical servers our customers have to deploy within their own environments, reducing energy consumption on their end. Qualys Cloud Apps, delivering rich content and dashboards visible on any device, also reduce paper and printing costs for our customers.
Our Eco-Friendly Operations. Our environmental, health and safety systems, processes and tools in place across our footprint enable Qualys to meet or exceed governmental and industry requirements. We strive to consistently improve how we operate our platforms in energy-efficient networks and data centers as well as pursue sustainability initiatives that reduce energy, waste and materials consumption. We have 14 multi-tenant platforms across the world, eight of which are in collocated facilities. The others are hosted in public cloud environments. Though data centers are inherently energy-intensive, utilizing collocated facilities allows us to leverage economies of scale for power and cooling. In addition, most of our third-party providers continue to advance their own sustainability programs to reduce their environmental impact.
Environmental Standards Within Supply Chain. We are committed to advancing supply chain responsibility and strive to enhance transparency and promote greater accountability in our own operations and with our suppliers. Qualys outsources product manufacturing and recycling to suppliers and vendors that follow the highest environmental standards in the industry, such as ISO 14001. We also seek to prohibit our suppliers from profiting from the sale of tantalum, tin, tungsten, and gold (also known as “conflict minerals”) that funds conflict in the Democratic Republic of the Congo (DRC) and adjoining countries, and we seek to require that our suppliers source these minerals from socially responsible suppliers.
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
We offer our cloud platform and integrated suite of solutions pursuant to a software-as-a-service model, and our customers purchase subscriptions from us that are generally one year in length. Our customers have no obligation to renew their subscriptions after their subscription period expires, and they may not renew their subscriptions at the same or higher levels or at all. As a result, our ability to grow depends in part on customers renewing their existing subscriptions and purchasing additional subscriptions and solutions. Our customers may choose not to renew their subscriptions to our solutions or purchase additional solutions due to a number of factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of products or services offered by our competitors, reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers do not renew their subscriptions to our solutions, renew on less favorable terms, or do not purchase additional solutions or subscriptions, our revenues may grow more slowly than expected or decline and our operating results would be harmed.
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
We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), ransomware, social engineering, denial of service attacks, and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform or our internal systems, misappropriate proprietary information and/or cause interruptions to our services. We and our service providers have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. We have incurred costs to respond to such incidents and may continue to incur costs to support our efforts to enhance our security measures. Additionally, due to political uncertainty and military actions in parts of Eastern Europe and the Middle East, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations and services.
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
Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, supply chain constraints, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security, as well as longer sales cycles, which factors we have experienced in 2023, have resulted and may in the future result in decreased revenue and earnings. Such factors have made and could in the future make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflicts in parts of Eastern Europe and the Middle East, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.
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
Our IT, security and compliance solutions are delivered from 14 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
We currently host substantially all of our solutions from third-party shared cloud platforms located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.
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
We compete with large and small public companies, such as Broadcom (Symantec Enterprise Security), CrowdStrike, Palo Alto Networks, Rapid7, Tenable Holdings, as well as privately held security providers including Axonius, Checkmarx, Flexera, Invicti, Ivanti, Tanium, HelpSystems (Tripwire), Trustwave Holdings, Veracode and Wiz. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management and Patch Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.

We believe that the principal competitive factors affecting our markets include product functionality, breadth of offerings, flexibility of delivery models, ease of deployment and use, total cost of ownership, scalability and performance, customer support and the extensibility of our platform. Many of our existing and potential competitors have competitive advantages, including:
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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2023, 2022 and 2021, we derived approximately 43%, 42% and 41% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of December 31, 2023, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2023, we incurred approximately 29% of our expenses in foreign currencies, primarily Euro, British Pounds, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2023, approximately 23% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $411.2 million in 2021 to $554.5 million in 2023, and headcount increasing from 1,498 employees at the beginning of 2021 to 2,188 employees as of December 31, 2023. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired certain intellectual property of TotalCloud on August 19, 2021 and certain assets of Blue Hexagon on October 4, 2022. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of past and future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.
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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”). This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including, for example, Washington's My Health, My Data Act and legislation similar to the CCPA adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, and Texas. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy and data protection obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” that substantially implement the GDPR in the United Kingdom following the United Kingdom’s exit from the European Union. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the European Economic Area (“EEA”), this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework and a related program, the Swiss-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses (“UK SCCs”), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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
We use AI/machine learning technologies in our solutions that could result in harm to our business and operating results.
We have incorporated and may continue to incorporate additional AI/machine learning solutions and features into our solutions, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI/machine learning solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI/machine learning or at all. We may also fail to properly implement or market our AI/machine learning solutions and features. Our competitors or other third parties may incorporate AI/machine learning into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI/machine learning may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. The legal, regulatory, and policy environments around AI/machine learning are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI/machine learning, including by limiting or restricting our use of AI/machine learning, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, AI/machine learning also presents emerging ethical issues that could harm our reputation and business if our use of AI/machine learning becomes controversial.
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
Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Tax Cuts and Jobs Act of 2017 introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, these could impact our financial results in future periods. The Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights (Pillar One) and the minimum rate of tax applicable to certain types of income (Pillar Two). Many countries have enacted legislation to apply the Pillar Two directive for tax years beginning in January 2024, which generally provides for a minimum effective tax rate of 15% on the income arising in each jurisdiction where the Company operates. We do not anticipate these rules to have an impact on our current year’s financial results. If applicable in the future, these could have an impact on our financial results, the extent of which is currently uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2023, we had approximately 36.9 million shares of our common stock outstanding.
In addition, as of December 31, 2023, there were approximately 1.4 million options and 1.1 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2023, we had an aggregate of 1.8 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.5 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program. On February 7, 2024 we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion to date ($1.0 billion as of December 31, 2023). Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 were subject to a new 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently, nor do we expect it to in the future, have a material impact to our results of operations. During the year ended December 31, 2023, we repurchased 1.3 million shares of our common stock for approximately $170.8 million. As of December 31, 2023, approximately $83.7 million remained available for share repurchases pursuant to our share repurchase program.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2023, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
Risk Management and Strategy
We have established an Information Security Management System (“ISMS”) comprised of policies, procedures, and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall enterprise risk management systems and processes. Our ISMS is aligned to generally accepted security standards and is certified by third-party auditors according to ISO/IEC 27001 standards. We routinely assess cybersecurity risks for materiality, including assessing any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We routinely conduct risk assessments to identify cybersecurity threats and weaknesses, as well as risk assessments of events that could potentially materially change our business practices and affect our information systems that could be impacted by cybersecurity threats and vulnerabilities. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (“CISO”) who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic trainings.
We have established a Computer Security Incident Response Team (“CSIRT”) that identifies security incidents, characterizes the nature and severity of incidents, and provides diagnostic and corrective actions when appropriate. The security measures the CSIRT employs are consistent with relevant requirements of the National Institute of Standards and Technology (“NIST”), Federal Risk and Authorization Management Program (“FedRAMP”), International Organization for Standardization (“ISO”), and Federal Information Security Management Act (“FISMA”). We have also adopted certain guidelines from NIST and the United States Computer Emergency Readiness Team.

Our Incident Response Program and Plan describes the major phases of an incident management lifecycle which includes the preparation, detection and analysis, containment, eradication and recovery, and post-incident activity. Qualys' 24x7 Security Operations Center (“QSOC”) and CSIRT conduct Incident Response Plan testing and training on a periodic basis through tabletop exercises or simulated attack scenarios. This testing appraises our readiness to respond to such scenarios and tests the completeness and accuracy of the incident response plan. The QSOC and CSIRT teams drive these exercises to participants via various cyber security incident scenarios in the form of multiple injects. Exercise participants primarily consist of members from various Qualys departments such as security operations, IT operations, network operations, and other departments depending on the selected scenario.
We routinely evaluate the risks posed by third-party providers and engage with those whom fail to comply with our relevant contract requirements, or when we feel further action is needed to keep our risk levels within approved tolerance levels.
We engage assessors, consultants, auditors, and other third parties in order to obtain external validation for effectiveness and adequacy of our security posture in compliance with regulatory requirements. These service providers attest to our organization-wide design and implementation of cybersecurity policies and procedures, and annually monitor such policies and procedures from a safety perspective.
For additional information regarding whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “Our platform, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.” We have not currently encountered any cybersecurity threats that have materially impaired our operations or financial standing.
Governance
Our board of directors, with assistance from management, monitors and assesses strategic risk exposure, and our management team is responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit and Risk Committee of our board of directors (“Audit and Risk Committee”).
Our CISO and our Security Steering Committee, which includes members from management across all company functions such as security, IT, human resources, sales and marketing, engineering, legal, and finance, are primarily responsible for assessing and managing cybersecurity threats. Our CISO is a cybersecurity industry expert with over two decades of experience in cybersecurity, including work at multi-national technology companies and for a U.S. state government. He holds several industry certifications including CISSP, OSCP, CCSP, and GCFA and is also a graduate of the Carnegie Mellon University’s Chief Information Security Officer Executive Program. Our CEO is also a cybersecurity industry expert who has deep insight and over two decades of experience in cybersecurity, technology and information security.
Our CISO and our Security Steering Committee, along with other senior executives including the CEO and CTO, review and manage our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, include prompt communication from the CSIRT describing the severity and impact of the incident and status throughout the incident handling lifecycle and routine monitoring of key risk indicators.
Our CISO provides briefings to the Audit and Risk Committee along with our CEO and other members of our senior management team, both on a quarterly basis via the Qualys Security Steering Committee and as needed, regarding our cybersecurity risks and activities, including, if any, critical and high impact cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the emerging threat landscape. Our Audit and Risk Committee provides regular updates to the board of directors on such reports. In addition, our CISO and management team provide periodic briefings to the board of directors on cybersecurity risks and activities. Management is committed to notifying the Audit and Risk Committee, and the full Board in the event of a cyber incident that is confirmed to have a material effect on Qualys, or in the event that Qualys has identified a cyber risk that is likely to have a high probability of having a material impact on Qualys if not mitigated.

Item 2.     Properties
Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We also have 281,787 square feet of office space in Pune, India under a non-cancellable lease expiring in February 2025. We have an additional U.S. office in North Carolina and other offices in France, United Arab Emirates and United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate shared cloud platforms at third-party facilities in United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. Our shared cloud platform agreements have varying terms through 2027.
Item 3.     Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2023, there has not been at least a reasonable possibility that we have incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows. For more information, please refer to Note 9 in the accompanying notes to the consolidated financial statements, which is hereby incorporated by reference.
Item 4.     Mine Safety Disclosures
Not Applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “QLYS”.
Holders of Record
As of February 12, 2024, there were approximately 48 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Price Performance Graph
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index
*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

$350
$300
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer
S&P 500

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Qualys, Inc.	$100.00	$111.55	$163.06	$183.60	$150.16	$262.62
NASDAQ Global Select Market	$100.00	$135.60	$193.97	$238.82	$160.92	$233.41
NASDAQ Computer	$100.00	$150.34	$225.48	$310.84	$199.64	$322.34
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
A summary of our repurchases of common stock during the three months ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2023 - October 31, 2023	76,000	$156.94	76,000	$94,828,514
November 1, 2023 - November 30, 2023	49,112	$171.10	49,112	$86,425,300
December 1, 2023 - December 31, 2023	14,400	$190.51	14,400	$83,681,929	(2)
Total	139,512		139,512
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021 and May 4, 2022, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.0 billion as of December 31, 2023. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
(2) Does not reflect the $200.0 million increase to our share repurchase program announced on February 7, 2024.
Item 6.     [RESERVED]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part II-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2022 to fiscal year 2021, which information is hereby incorporated by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
Overview
We are a pioneer and leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud platform address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on Qualys' Enterprise TruRisk Platform enables our customers to identify and manage their IT and operational technology (OT) assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, quantify cyber risk exposure, recommend and implement remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their internal and external IT and OT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.
We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (VM), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps help our customers detect, measure, prioritize and remediate cyber risk spanning a range of assets across on-premises, endpoints, cloud, containers, and mobile environments.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In 2023, 2022 and 2021, 60%, 60% and 61%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
We derive revenues from the sale of subscriptions to our IT, security and compliance solutions, which are delivered on our cloud platform. Subscriptions to our solutions allow customers to access our cloud-based IT, security and compliance solutions through a unified, web-based interface. Customers generally enter into one-year renewable subscriptions. The subscription fee entitles the customer to an unlimited number of scans for a specified number of devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. Our physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for our solutions. In some cases, we also provide certain computer equipment used to extend our cloud platform into our customers' private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.
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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of December 31, 2023, valuation allowances remain in certain jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of sufficient profits to meet a more likely than not stance that the valuation allowance should be reversed. If additional positive evidence becomes available in the foreseeable future, we may release all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2023	2022
Revenues	100%	100%
Cost of revenues	19	21
Gross profit	81	79
Operating expenses:
Research and development	20	21
Sales and marketing	20	20
General and administrative	12	11
Total operating expenses	52	52
Income from operations	29	27
Total other income, net	3	—
Income before income taxes	32	27
Income tax provision	5	5
Net income	27%	22%

Comparison of Years Ended December 31, 2023 and 2022
Revenues

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Revenues	$554,458	$489,723	$64,735	13%
Revenues increased by $64.7 million in 2023 compared to 2022, driven by increased demand for our subscription services by our end customers. Of the total increase of $64.7 million in revenues, 80% was from customers existing at or prior to December 31, 2022, and the remaining 20% was from new customers added in 2023. Of the total increase of $64.7 million, 62% was from customers in the United States and the remaining 38% was from customers in foreign countries. In 2023, 57% of total revenues were direct and 43% of total revenues were through partners. Of the total increase of $64.7 million, 46% was direct and the remaining 54% was from partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Cost of revenues	$107,485	$102,788	$4,697	5%
Cost of revenues increased by $4.7 million in 2023 compared to 2022, due to an increase in personnel costs, including stock-based compensation, of $5.1 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $4.8 million, and an increase in subscribed license and software costs of $1.5 million, partially offset by a decrease in depreciation and amortization expense of $6.7 million resulting from our assets becoming fully depreciated or amortized.
Research and Development Expenses

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Research and development	$110,472	$101,186	$9,286	9%
Research and development expenses increased by $9.3 million in 2023 compared to 2022, due to an increase in personnel costs, including stock-based compensation, of $11.4 million, driven by increased headcount, annual merit increases for eligible employees and refresh grants to eligible employees, partially offset by a decrease in professional service expense of $1.2 million, and a decrease in depreciation and amortization expense in property and equipment of $0.9 million.

Sales and Marketing Expenses

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Sales and marketing	$111,691	$97,221	$14,470	15%
Sales and marketing expenses increased by $14.5 million in 2023 compared to 2022, due to an increase in personnel costs, including stock-based compensation, of $13.6 million, driven by increased headcount, an increase in travel and entertainment cost of $1.5 million associated with increased in-person sales meetings and marketing events, and an increase in subscribed license and software costs of $0.7 million, partially offset by a decrease in professional service expense of $1.3 million.
General and Administrative Expenses

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
General and administrative	$61,741	$57,981	$3,760	6%
General and administrative expenses increased by $3.8 million in 2023 compared to 2022, due to an increase in personnel costs, including stock-based compensation of $5.7 million, driven by increased headcount, annual merit increases for eligible employees and refresh grants to eligible employees and executives, and an increase in subscribed license and software cost of $0.8 million, partially offset by a decrease in professional service expense of $1.4 million, and a decrease in legal expense of $1.3 million.
Total other income, net

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Total other income, net	$15,582	$3,153	$12,429	394%
Total other income, net increased by $12.4 million in 2023 compared to 2022, due to an increase in interest income of $11.7 million driven by an increase of market interest rates, in addition to a $1.2 million decrease in foreign currency loss, partially offset by an unrealized loss of $0.5 million on a non-marketable equity security.

Income tax provision

	Year Ended December 31,		Change
	2023	2022	$	%

	(in thousands, except percentages)
Income tax provision	$27,056	$25,708	$1,348	5%
On July 21, 2023, the IRS issued a rule change allowing taxpayers to temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits to foreign taxes paid or accrued in years 2022 and 2023. Additionally, on September 8, 2023, the IRS issued interim guidance on the capitalization and amortization of research and development expenses. A cumulative tax benefit applicable to prior periods for the rule change and the guidance was recorded in 2023, which reduced the effective tax rate in 2023 compared to 2022. On December 11, 2023, the IRS extended the temporary relief for U.S. Federal foreign tax credit until further guidance, which is expected to provide similar tax benefits in future tax years.
Income tax provision increased by $1.3 million in 2023 compared to 2022, primarily due to an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation compared to the same period in 2022. The increase was partially offset by higher foreign tax credits and lower net capitalization of research and development expenses for tax purposes than previously estimated, reflecting the rule change and the guidance.
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
Our net dollar expansion rates were 105% and 109% for the years ended December 31, 2023 and 2022, respectively.
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
The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022

	(in thousands)
Net income	$151,595	$107,992
Net income as a percentage of revenues	27%	22%
Depreciation and amortization of property and equipment	23,904	28,936
Amortization of intangible assets	3,087	5,686
Income tax provision	27,056	25,708
Stock-based compensation	69,079	53,408
Total other income, net	(15,582)	(3,153)
Adjusted EBITDA	$259,139	$218,577
Adjusted EBITDA as a percentage of revenues	47%	45%
Liquidity and Capital Resources
As of December 31, 2023, our principal source of liquidity was cash, cash equivalents and marketable securities of $482.2 million, including $94.8 million of cash held outside of the United States. The following summary of cash flows for the periods indicated have been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$244,605	$198,854
Net cash (used in) provided by investing activities	(73,166)	145,068
Net cash used in financing activities	(141,493)	(306,031)
Net increase in cash, cash equivalents and restricted cash	$29,946	$37,891

Operating Activities
In 2023, we generated $226.4 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $177.2 million in 2022. In addition, we also generated $18.2 million of cash from working capital change in 2023, of which $22.7 million was related to a net increase in deferred revenue and accounts receivable due to the growth in billing and the timing of collections, partially offset by a $1.1 million decrease in payables and accrued liabilities and a $3.4 million increase in prepaid expenses primarily driven by the timing of payments. In 2022, we generated $177.2 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $169.6 million in 2021. In addition, we also generated $21.7 million of cash from working capital change in 2022, of which $11.8 million was related to a net increase in deferred revenue and accounts receivable as a result of our continued growth in billing and the timing of collections, and $9.9 million was due to lower prepaid expenses and an increase in payables and accrued liabilities primarily due to timing of payments.
Investing Activities
In 2023, we used $64.4 million of cash for purchases of marketable securities net of sales and maturities, and used $8.8 million of cash in capital expenditures mainly related to computer equipment to support our growth and development, as compared to $169.0 million of cash generated from net sales and maturities of our marketable securities, $15.4 million of cash used in capital expenditures mainly related to computer equipment to support our growth and development and $8.6 million of cash used to acquire certain technology assets in 2022.
Financing Activities
In 2023, we used $170.8 million of cash for share repurchase and $22.3 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $45.6 million of proceeds from employee exercise of stock options and $6.1 million of proceeds from issuance of common stock through our employee stock purchase plan ("ESPP"), as compared to $317.3 million of cash used for share repurchase and $17.6 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $24.5 million of proceeds from employee exercise of stock options and $4.4 million of proceeds from issuance of common stock through our ESPP in 2022.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Our material cash requirements mainly include the following contractual and other obligations:
•Our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $31.1 million as of December 31, 2023, with $13.1 million expected to be paid within the next 12 months.
•Cash outflow for capital expenditures in 2024 is expected to be in a range of $15.0 million to $20.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in shared cloud platforms and cloud infrastructures. We may also seek to invest in or acquire complementary businesses or technologies.
•Other non-cancelable purchase obligations related to cloud infrastructures and other service providers totaled $70.6 million, of which $29.7 million is expected to be paid within the next 12 months.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2024 under our share repurchase program authorized by our board of directors on February 5, 2018. As of December 31, 2023, our board of directors had authorized an aggregate amount of $1.0 billion for repurchases under our share repurchase program, of which approximately $83.7 million remained available. Shares will be repurchased from time to time in the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.

On February 7, 2024, we announced that our Board of Directors authorized an additional $200.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.2 billion.
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

Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and Canadian Dollar ("C$" or "CAD"), the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of December 31, 2023, we had designated cash flow hedge forward contracts with notional amounts of €48.5 million, £14.6 million and Rs.4,042.0 million and non-designated forward contracts with notional amounts of €19.2 million, £6.0 million, Rs.440.0 million and C$1.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $482.2 million in cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2023. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of December 31, 2023, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $1.4 million.

Item 8.     Financial Statements and Supplementary Data
Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Qualys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024, expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2005.
San Jose, California
February 22, 2024

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Qualys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
San Jose, California
February 22, 2024

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$203,665	$173,719
Restricted cash	1,500	—
Short-term marketable securities	221,893	147,608
Accounts receivable, net of allowance of $778 and $736 as of December 31, 2023 and 2022, respectively	146,226	121,795
Prepaid expenses and other current assets	26,714	30,216
Total current assets	599,998	473,338
Long-term marketable securities	56,644	59,206
Property and equipment, net	32,599	47,428
Operating leases - right of use asset	22,391	33,752
Deferred tax assets, net	62,761	45,412
Intangible assets, net	9,715	12,801
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	2,700
Other noncurrent assets	19,863	18,857
Total assets	$812,618	$700,941
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$988	$2,808
Accrued liabilities	43,096	42,592
Deferred revenues, current	333,267	293,728
Operating lease liabilities, current	11,857	13,060
Total current liabilities	389,208	352,188
Deferred revenues, noncurrent	31,671	23,490
Operating lease liabilities, noncurrent	16,885	29,121
Other noncurrent liabilities	6,680	7,013
Total liabilities	444,444	411,812
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,909 and 37,362 shares issued and outstanding as of December 31, 2023 and 2022, respectively	37	37
Additional paid-in capital	597,921	512,486
Accumulated other comprehensive loss	(1,704)	(1,947)
Accumulated deficit	(228,080)	(221,447)
Total stockholders’ equity	368,174	289,129
Total liabilities and stockholders’ equity	$812,618	$700,941
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$554,458	$489,723	$411,172
Cost of revenues	107,485	102,788	89,439
Gross profit	446,973	386,935	321,733
Operating expenses:
Research and development	110,472	101,186	81,289
Sales and marketing	111,691	97,221	76,487
General and administrative	61,741	57,981	76,274
Total operating expenses	283,904	256,388	234,050
Income from operations	163,069	130,547	87,683
Other income (expense), net:
Interest income	16,905	5,191	2,287
Other expense, net	(1,323)	(2,038)	(573)
Total other income, net	15,582	3,153	1,714
Income before income taxes	178,651	133,700	89,397
Income tax provision	27,056	25,708	18,437
Net income	$151,595	$107,992	$70,960
Net income per share:
Basic	$4.11	$2.81	$1.82
Diluted	$4.03	$2.74	$1.77
Weighted average shares used in computing net income per share:
Basic	36,879	38,453	39,030
Diluted	37,602	39,344	40,118
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$151,595	$107,992	$70,960
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	2,813	(2,520)	(1,409)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(2,570)	(434)	2,900
Other comprehensive income (loss), net of tax	243	(2,954)	1,491
Comprehensive income	$151,838	$105,038	$72,451
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$151,595	$107,992	$70,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,991	34,622	35,897
Write off of noncurrent asset	—	—	625
Provision for credit losses	547	590	402
Loss on disposal of property and equipment	—	6	12
Loss on non-marketable securities	533	—	—
Stock-based compensation, net of amounts capitalized	69,079	53,408	67,579
Amortization (accretion) of premiums (discount) on marketable securities, net	(5,712)	833	3,869
Deferred income taxes	(16,636)	(20,251)	(9,723)
Changes in operating assets and liabilities:
Accounts receivable	(24,978)	(13,387)	(9,221)
Prepaid expenses and other assets	(3,407)	3,878	(15,665)
Accounts payable	(1,578)	2,107	(32)
Accrued liabilities and other noncurrent liabilities	451	3,867	9,322
Deferred revenues	47,720	25,189	46,591
Net cash provided by operating activities	244,605	198,854	200,616
Cash flow from investing activities:
Purchases of marketable securities	(306,812)	(178,788)	(368,450)
Sales and maturities of marketable securities	242,432	347,837	363,941
Purchases of property and equipment	(8,786)	(15,361)	(24,424)
Proceeds from disposal of property and equipment	—	—	6
Purchases of intangible assets	—	(8,620)	(1,230)
Maturity of note receivable	—	—	625
Net cash (used in) provided by investing activities	(73,166)	145,068	(29,532)
Cash flow from financing activities:
Repurchase of common stock	(170,800)	(317,344)	(129,977)
Proceeds from exercise of stock options	45,576	24,483	49,994
Payments for taxes related to net share settlement of equity awards	(22,346)	(17,615)	(27,815)
Proceeds from issuance of common stock through employee stock purchase plan	6,077	4,445	—
Principal payments under finance lease obligations	—	—	(90)
Net cash used in financing activities	(141,493)	(306,031)	(107,888)
Net increase in cash, cash equivalents and restricted cash	29,946	37,891	63,196
Cash, cash equivalents and restricted cash at beginning of period	176,419	138,528	75,332
Cash, cash equivalents and restricted cash at end of period	$206,365	$176,419	$138,528
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$34,920	$39,739	$35,080
Non-cash investing and financing activities
Purchases of intangible assets recorded in accrued liabilities and other noncurrent liabilities	$—	$2,110	$120
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$144	$470	$2,086
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	39,253	$39	$401,359	$(484)	$3,568	$404,482
Net income	—	—	—	—	70,960	70,960
Other comprehensive income, net of tax	—	—	—	1,491	—	1,491
Issuance of common stock upon exercise of stock options	725	1	49,993	—	—	49,994
Repurchase of common stock	(1,148)	(1)	(13,793)	—	(116,183)	(129,977)
Issuance of common stock upon vesting of restricted stock units	530	—	—	—	—	—
Taxes related to net share settlement of equity awards	(248)	—	(27,815)	—	—	(27,815)
Stock-based compensation	—	—	67,579	—	—	67,579
Balances at December 31, 2021	39,112	39	477,323	1,007	(41,655)	436,714
Net income	—	—	—	—	107,992	107,992
Other comprehensive loss, net of tax	—	—	—	(2,954)	—	(2,954)
Issuance of common stock upon exercise of stock options	468	—	24,483	—	—	24,483
Repurchase of common stock	(2,460)	(2)	(29,558)	—	(287,784)	(317,344)
Issuance of common stock upon vesting of restricted stock units	329	—	—	—	—	—
Taxes related to net share settlement of equity awards	(132)	—	(17,615)	—	—	(17,615)
Issuance of common stock through employee stock purchase plan	45	—	4,445	—	—	4,445
Stock-based compensation	—	—	53,408	—	—	53,408
Balances at December 31, 2022	37,362	37	512,486	(1,947)	(221,447)	289,129
Net income	—	—	—	—	151,595	151,595
Other comprehensive income, net of tax	—	—	—	243	—	243
Issuance of common stock upon exercise of stock options	582	1	45,575	—	—	45,576
Repurchase of common stock	(1,342)	(1)	(12,990)	—	(158,228)	(171,219)
Issuance of common stock upon vesting of restricted stock units	414	—	—	—	—	—
Taxes related to net share settlement of equity awards	(167)	—	(22,346)	—	—	(22,346)
Issuance of common stock through employee stock purchase plan	60	—	6,077	—	—	6,077
Stock-based compensation	—	—	69,119	—	—	69,119
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.     The Company and Summary of Significant Accounting Policies
Description of Business
Qualys, Inc. (the “Company”, "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a leading provider of cloud-based IT, security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on Qualys' Enterprise TruRisk Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.
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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2023 and 2022, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.
Cash, Cash Equivalents, Restricted cash and Short-Term and Long-Term Marketable Securities
Cash and cash equivalents include cash held in banks, highly liquid money market funds, and fixed-income U.S. Treasury and government agencies, all with original maturities of three months or less when acquired. The Company’s short-term and long-term marketable securities consist of fixed-income U.S. and foreign government agency securities, corporate bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument's underlying remaining contractual maturity date.

As of December 31, 2023 and 2022, the Company had a restricted cash balance of $2.7 million, of which $1.5 million is related to cash held in escrow as part of the Blue Hexagon acquisition and $1.2 million in the form of a letter of credit issued to the landlord of the Company's California headquarter office lease as security deposit.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined on a collective basis where similar risk characteristics exist and on an individual basis when the Company identifies significant customers or invoices with collectability issues. The estimate for credit losses considers historical write-offs by aging category, that are adjusted for current conditions and reasonable and supportable forecasts of future losses. Any change in the assumptions used in analyzing credit losses may result in additional allowances being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for credit losses. Payments subsequently received on such receivables are recognized in the period received. The allowance for credit losses recognized and write-offs charged against the allowance were not significant for the years ended December 31, 2023 and 2022. The balance of accounts receivable, net of allowance for credit losses was $146.2 million, $121.8 million and $109.0 million as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
Non-marketable securities
In 2018, the Company invested $2.5 million in preferred stock of a privately-held company (the “Investee”). The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company elected the measurement alternative to account for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment annually or whenever events or changes in circumstances indicate that the fair value of the investment is less than carrying value. The investment is included in other noncurrent assets in the consolidated balance sheets. The Company has not received any dividends from the investment. During the second quarter of 2023, the Company identified an observable price change in the investment and recognized an immaterial unrealized loss in other income (expense), net of the consolidated statement of operations.
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
The Company purchases physical scanner appliances and other computer equipment that are provided to some customers on a subscription basis. This equipment is recorded within property and equipment and the depreciation is recorded in cost of revenues over an estimated useful life of three years.

Upon retirement or disposal, the cost of assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Repairs and maintenance that do not extend the life of an asset are expensed as incurred and major improvements are capitalized as property and equipment.
Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under finance leases and non-cancelable operating leases. For both operating and finance leases, the Company recognizes a right-of-use asset, which represents the Company's right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company's obligation to make payments arising over the lease term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that are factored into the Company's determination of lease payments and lease terms when appropriate. The present value of the lease payments is calculated using the incremental borrowing rate of the underlying leases determined at lease commencement. As most of the Company's leases do not provide a readily determinable implicit rate, the Company determines an incremental borrowing rate using a portfolio approach based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term as the leases.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. For the years ended December 31, 2023, 2022 and 2021, there was no impairment of long-lived assets.
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
In testing for a potential impairment of goodwill and the indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit or the indefinite-lived intangible assets is less than their carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative test. Goodwill impairment is measured as the amount by which the carrying value of the reporting unit or the indefinite-lived intangible assets exceeds their fair value. The Company performed the annual assessments on December 1, 2023 and 2022 and concluded there was no impairment of goodwill or the indefinite-lived intangible assets.
Software Development Costs
The costs to develop software that is marketed externally have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility. As such, all related software development costs are expensed as incurred and included in research and development expense on the Company's consolidated statements of operations.

Costs related to software developed, acquired or modified for internal use are capitalized and included in other noncurrent assets on the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of three years and recorded in cost of revenues. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of December 31, 2023 and 2022, unamortized balances related to the Company's internally developed software costs are immaterial.
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
Derivative Financial Instruments
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company uses foreign currency forward contracts, with maturities of 13 months or less, to mitigate the impact of foreign currency fluctuations of certain non-U.S. dollar denominated net asset positions, to date primarily cash, accounts receivable and operating lease liabilities, as well as to manage foreign currency fluctuation risk related to forecasted transactions. Open contracts are recorded within prepaid expenses and other current assets, other noncurrent assets, accrued liabilities or other noncurrent liabilities in the consolidated balance sheets. Gains and losses resulting from currency exchange rate movements on non-designated forward contracts are recognized in other income (expense), net. Any gains or losses from derivatives designated as cash flow hedges are first recorded within accumulated other comprehensive income (“AOCI”) and then reclassified into revenue or operating expenses when the hedged item impacts the consolidated statements of operations. Cash flows related to these forward contracts are classified in the Company's consolidated statements of cash flows in the same manner as the underlying hedged transaction within cash flows from operating activities.
Stock-Based Compensation
The Company recognizes the fair value of its stock options, restricted stock units (“RSUs”) and stock purchase rights under the ESPP on a straight-line basis over the requisite service periods. The fair value of each stock option or stock purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the fair value of each RSU is based on the Company's common stock price on the date of grant. Compensation expenses for performance-based stock options (“PSOs”) and performance-based restricted stock units (“PSUs”) are recorded based on expected achievement of the performance metrics specified in the grant, which are assessed on a quarterly basis. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture materially differs from original estimates.

Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s cloud solutions. Contract period with customers generally are one year with occasional contracts ranging up to five years. The subscription fee entitles the customer to an unlimited number of scans for a specified number of networked devices or web applications and, if requested by a customer as part of their subscription, a specified number of physical or virtual scanner appliances. The Company’s physical and virtual scanner appliances are requested by certain customers as part of their subscriptions in order to scan IT infrastructures within their firewalls and do not function without, and are not sold separately from, subscriptions for the Company’s solutions. In some limited cases, the Company also provides certain computer equipment used to extend Qualys' Enterprise TruRisk Platform into its customers’ private cloud environment. Customers are required to return physical scanner appliances and computer equipment if they do not renew their subscriptions.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
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
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $3.0 million, $3.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Comprehensive Income (Loss)
Other comprehensive income (loss) consists of unrealized gains (losses) on marketable securities, net of tax, and derivative financial instruments designated as cash flow hedges, net of tax, which are not included in the Company’s net income. Total comprehensive income includes net income and other comprehensive income (loss) and is included in the consolidated statements of comprehensive income.
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
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 requiring enhanced segment disclosures. The ASU requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM") included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of the ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company's annual reporting requirements will be effective for fiscal 2024 and interim reporting requirements will be effective beginning with the first quarter of fiscal 2025. Early adoption is permitted and retrospective application is required for all periods presented. The Company is in the process of analyzing the impact of the ASU on related disclosures.
In December 2023, the FASB issued ASU 2023-09 requiring enhanced income tax disclosures. The ASU requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is in the process of analyzing the impact of the ASU on related disclosures.
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
The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$87	$—	$87
Commercial paper	—	54,279	54,279
U.S. Treasury and government agencies	—	208,536	208,536
Corporate bonds	—	56,465	56,465
Asset-backed securities	—	13,881	13,881
Foreign currency forward contracts	—	111	111
Total assets	$87	$333,272	$333,359
Foreign currency forward contracts	$—	$1,986	$1,986
Total liabilities	$—	$1,986	$1,986

	December 31, 2022
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$82,701	$—	$82,701
U.S. Treasury and government agencies	—	156,662	156,662
Foreign government	—	1,006	1,006
Corporate bonds	—	63,910	63,910
Asset-backed securities	—	15,027	15,027
Foreign currency forward contracts	—	1,493	1,493
Total assets	$82,701	$238,098	$320,799
Foreign currency forward contracts	$—	$4,679	$4,679
Total liabilities	$—	$4,679	$4,679
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2023 and 2022.
Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$87	$—	$—	$87
U.S. Treasury and government agencies	54,620	4	—	54,624
Total	54,707	4	—	54,711
Short-term marketable securities:
Commercial paper	54,254	32	(7)	54,279
Corporate bonds	23,013	1	(149)	22,865
U.S. Treasury and government agencies	144,901	52	(204)	144,749
Total	222,168	85	(360)	221,893
Long-term marketable securities:
Corporate bonds	33,337	285	(22)	33,600
Asset-backed securities	13,785	102	(6)	13,881
U.S. Treasury and government agencies	9,116	49	(2)	9,163
Total	56,238	436	(30)	56,644
Total	$333,113	$525	$(390)	$333,248
(1)Excludes cash of $149.0 million.

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$82,701	$—	$—	$82,701
U.S. Treasury and government agencies	29,787	4	—	29,791
Total	112,488	4	—	112,492
Short-term marketable securities:
Corporate bonds	36,908	3	(337)	36,574
Asset-backed securities	726	—	(2)	724
U.S. Treasury and government agencies	110,225	—	(921)	109,304
Foreign government	1,008	—	(2)	1,006
Total	148,867	3	(1,262)	147,608
Long-term marketable securities:
Corporate bonds	28,146	—	(810)	27,336
Asset-backed securities	14,435	—	(132)	14,303
U.S. Treasury and government agencies	18,076	—	(509)	17,567
Total	60,657	—	(1,451)	59,206
Total	$322,012	$7	$(2,713)	$319,306
(1)Excludes cash of $61.2 million.
The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Commercial paper	$24,838	$(7)	$—	$—	$24,838	$(7)
Asset-backed securities	—	—	1,485	(6)	1,485	(6)
Corporate bonds	—	—	20,717	(171)	20,717	(171)
U.S. Treasury and government agencies	43,373	(18)	18,172	(188)	61,545	(206)
Total	$68,211	$(25)	$40,374	$(365)	$108,585	$(390)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Foreign government agencies	$998	$(2)	$—	$—	$998	$(2)
Asset-backed securities	13,365	(124)	1,652	(10)	15,017	(134)
Corporate bonds	33,800	(389)	26,326	(758)	60,126	(1,147)
U.S. Treasury and government agencies	89,802	(1,175)	36,833	(255)	126,635	(1,430)
Total	$137,965	$(1,690)	$64,811	$(1,023)	$202,776	$(2,713)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At December 31, 2023 and 2022, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the years ended December 31, 2023 and 2022.
The following summarizes the fair value of marketable securities by contractual maturity:

	December 31, 2023
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$276,875	$276,604
Due after One Year through Two Years	27,814	27,982
Mature over Two Years	14,639	14,781
Asset-backed securities	13,785	13,881
Total	$333,113	$333,248
Derivative Financial Instruments
Designated cash flow hedges
The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in GBP and EUR and operation expenses incurred in INR, which are designated as cash flow hedges. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.
As of December 31, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €48.5 million, £14.6 million and Rs.4,042.0 million. As of December 31, 2022, the Company had designated cash flow hedge forward contracts with notional amounts of €37.4 million, £10.4 million and Rs.3,411.0 million.

As of December 31, 2023, a net amount of unrealized loss of $1.5 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of December 31, 2023, an immaterial amount of unrealized loss before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of December 31, 2023, the Company had non-designated forward contracts with notional amounts of €19.2 million, £6.0 million, Rs.440.0 million, and C$1.0 million. As of December 31, 2022, the Company had non-designated forward contracts with notional amounts of €40.2 million, £16.2 million, Rs.484.0 million, and C$3.8 million.

The following summarizes the fair value of derivative financial instruments as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$63	$1,041
Foreign currency forward contracts not designated as hedging instruments	48	452
Total	$111	$1,493
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$1,502	$2,634
Foreign currency forward contracts not designated as hedging instruments	484	2,045
Total	$1,986	$4,679
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of December 31, 2023 and 2022. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net (losses) gains from non-designated forward contracts	$(198)	$5,093	$2,452
Other foreign currency transactions losses	(499)	(6,864)	(2,749)
Total foreign exchange losses, net	$(697)	$(1,771)	$(297)

NOTE 3.     Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total
	(in thousands)
Balances at December 31, 2020	$1,224	$(1,708)	$(484)
Change in unrealized gains (losses) during the period	(1,854)	2,837	983
Amount reclassified into income during the period	22	933	955
Tax effect	423	(870)	(447)
Net change during the period	(1,409)	2,900	1,491
Balances at December 31, 2021	(185)	1,192	1,007
Change in unrealized gains (losses) during the period	(2,462)	581	(1,881)
Amount reclassified into income during the period	—	(1,147)	(1,147)
Tax effect	(58)	132	74
Net change during the period	(2,520)	(434)	(2,954)
Balances at December 31, 2022	(2,705)	758	(1,947)
Change in unrealized gains (losses) during the period	2,858	(1,362)	1,496
Amount reclassified into income during the period	(16)	(1,957)	(1,973)
Tax effect	(29)	749	720
Net change during the period	2,813	(2,570)	243
Balances at December 31, 2023	$108	$(1,812)	$(1,704)
The effects on income before income taxes of amounts reclassified from AOCI to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$16	$—	$(22)

Reclassification of AOCI - Cash flow hedges
Revenues	$3,077	$1,897	$(1,667)
Cost of revenues	(258)	(169)	149
Research and development	(712)	(478)	492
Sales and marketing	(44)	(30)	28
General and administrative	(106)	(73)	65
Total	$1,957	$1,147	$(933)

NOTE 4.     Property and Equipment, Net
Property and equipment, net, which includes assets under finance leases, consists of the following:

	December 31,
	2023	2022

	(in thousands)
Computer equipment	$179,002	$173,832
Computer software	26,133	25,808
Leasehold improvements	20,924	21,009
Scanner appliances	18,369	15,696
Furniture, fixtures and equipment	6,699	6,524
Total property and equipment	251,127	242,869
Less: accumulated depreciation and amortization	(218,528)	(195,441)
Property and equipment, net	$32,599	$47,428
As of December 31, 2023 and 2022, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $10.1 million and $6.7 million, respectively, including assets that had not been placed in service of $6.4 million and $4.0 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $23.9 million, $28.2 million and $28.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were mainly recorded in cost of revenues in the consolidated statements of operations.
NOTE 5.     Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $292.2 million and $254.9 million were recognized during the years ended December 31, 2023 and December 31, 2022, respectively, which amounts were included in the deferred revenue balances of $317.2 million and $290.6 million as of December 31, 2022 and December 31, 2021, respectively
The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2023:

(in thousands)
2024	$200,872
2025	122,465
2026	46,327
2027	4,291
2028	397
2029 and thereafter	63
Total	$374,415
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
Revenues by sales channel are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Direct	$314,988	$285,382	$243,389
Partner	239,470	204,341	167,783
Total	$554,458	$489,723	$411,172
The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 13, "Segment and Geographic Area Information" for disaggregation of revenue by geographic area.
Deferred costs to obtain contracts are as follows:

	December 31,
	2023	2022

	(in thousands)
Current	$5,858	$5,018
Noncurrent	$11,844	$10,090
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $6.0 million, $5.0 million and $4.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
NOTE 6.     Acquisitions
On October 4, 2022, the Company acquired certain assets of Blue Hexagon Inc., a privately held company incorporated in Delaware, for $10.0 million in cash, of which $8.5 million was paid on the acquisition date and the remaining $1.5 million will be due eighteen months from the acquisition date, subject to potential adjustment from possible indemnity claims. In addition, the Company assumed $1.4 million deferred revenue. Blue Hexagon's AI/ML-driven network detection enables the Company to leverage its cloud platform with AI/machine learning to uncover behavior patterns including active vulnerability exploitation, identification of advanced network threats, and adaptive risk mitigation across all assets and application. The Company accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in developed technology acquired. The Company incurred $0.6 million transaction costs which is included as the cost of acquiring the intangible assets. The Company recognized intangible assets of $11.5 million for developed technology and $0.4 million for assembled workforce, which will be amortized over five years and two years, respectively.
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
There were no changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022.
NOTE 7.     Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.
The carrying values of intangible assets are as follows:

			December 31, 2023
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.1	$40,141	$(30,667)	$9,474
Patent licenses	14.0	0.7	1,387	(1,322)	65
Assembled workforce	2.0	0.8	359	(223)	136
Total intangibles subject to amortization			$41,887	$(32,212)	$9,675
Intangible assets not subject to amortization					40
Total intangible assets, net					$9,715

			December 31, 2022
(in thousands)	Weighted Average Life (Years)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	1.4	$40,141	$(27,860)	$12,281
Patent licenses	14.0	1.7	1,387	(1,221)	166
Assembled workforce	2.0	1.7	359	(45)	314
Total intangibles subject to amortization			$41,887	$(29,126)	12,761
Intangible assets not subject to amortization					40
Total intangible assets, net					$12,801
Intangible assets amortization expenses were $3.1 million, $5.7 million and $6.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were recorded in the consolidated statements of operations.
As of December 31, 2023, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2024	$2,904
2025	2,556
2026	2,477
2027	1,738
Total expected future amortization expense	$9,675

NOTE 8.     Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2028. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $16.1 million, $14.9 million and $16.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cash payments included in the measurement of lease liabilities	$14,984	$15,751	$14,646
Lease liabilities arising from obtaining right-of-use assets	$121	$8,669	$4,110
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years)	3.1	3.7
Weighted average discount rate	5.2%	5.2%
Maturities of the Company's operating lease liabilities as of December 31, 2023 are as follows:

(in thousands)
2024	$13,053
2025	7,747
2026	4,498
2027	4,353
2028	1,466
Total minimum lease payments	31,117
Less: interest	(2,375)
Present value of net minimum lease payments	28,742
Less: lease liabilities, current	(11,857)
Lease liabilities, noncurrent	$16,885

NOTE 9.     Commitment and Contingencies
Purchase Obligation
The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of December 31, 2023, these remaining purchase commitments for future periods are as follows:

(in thousands)
2024	$20,743
2025	18,768
2026	12,365
2027	9,784
Total purchase commitments	$61,660
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
Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of the Company's business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Legal expenses related to such matters are expensed as incurred. The Company provides disclosure if it is reasonably possible that a loss has been incurred and a range of loss or possible loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
As of December 31, 2023, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
NOTE 10.     Stockholders' Equity and Stock-based Compensation
Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20.0 million shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the board of directors. As of December 31, 2023, and 2022, there were no issued or outstanding shares of preferred stock.

Common Stock
Equity Incentive Plan
2012 Equity Incentive Plan
The 2012 Equity Incentive Plan (“Previous 2012 Plan”) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the Previous 2012 Plan, the Company is authorized to grant to eligible participant’s incentive stock options ("ISOs"), nonstatutory stock options ("NSOs"), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units ("RSUs"), performance units and performance shares. The number of shares of common stock available for issuance under the Previous 2012 Plan is subject to an annual increase on January 1 of each year by an amount equal to the least of 3,050 thousand shares, 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year or an amount determined by the board of directors. For the year ended December 31, 2023, no shares were added to the Previous 2012 Plan.
On June 8, 2022 ("Effective Date"), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the "Restated 2012 Plan"). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants ISOs, NSOs, restricted stock, RSUs, SARs, performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the Previous 2012 Equity Incentive Plan will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares of 9,689 thousand available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan. As of December 31, 2023, 1,824 thousand shares are available for future grants. Options may be granted with an exercise price that is at least equal to the fair market value of the Company's stock at the date of grant and are exercisable when vested. Options and RSU's granted generally vest over a period of up to four years. ISOs may only be granted to employees and any subsidiary corporations' employees. All other awards may be granted to employees, directors and consultants and subsidiary corporations' employees and consultants. Options, SARs, RSUs, performance units and performance awards may be granted with vesting terms as determined by the board of directors and expire no more than ten years after the date of grant or earlier if employment or service is terminated.
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
During the year ended December 31, 2023, 60 thousand shares were issued in connection with the purchase of common stock by participating employees. As of December 31, 2023, 494 thousand shares were available for future purchase.

Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenues	$7,300	$5,305	$3,782
Research and development	21,091	14,585	10,750
Sales and marketing	12,234	9,837	6,323
General and administrative	28,454	23,681	46,724
Total stock-based compensation, net of amounts capitalized (1)	$69,079	$53,408	$67,579
(1)Total stock-based compensation expense capitalized was de minimis during the year ended December 31, 2023.
The income tax benefit related to the stock-based compensation expenses was $11.0 million, $8.3 million and $6.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefit realized from stock-based compensation vested or exercised was $5.9 million, $7.0 million, and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had unrecognized stock-based compensation expenses of $23.3 million, $94.3 million, $1.4 million, and $0.3 million related to options, RSUs, performance-based RSUs, and ESPP, respectively, which are expected to be recognized over weighted-average periods of 2.6 years, 2.8 years, 0.6 years, and 0.1 years, respectively.
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
On October 26, 2023, the Compensation Committee approved to certain executive officers of the Company equity awards consisting of certain RSUs and an aggregate target number of 81 thousand PSUs. The target PSUs are scheduled to vest in three equal annual installments over a three-year period from January 2024 through December 2026. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year is determined and approved. The performance targets are determined and approved each year in the first quarter of the corresponding performance year. Accordingly, such awards are not considered granted for accounting purposes as of December 31, 2023. The actual number of the PSUs eligible to vest each year range from 0% to 200% of the annual target number, depending on the level of achievement of goals related to revenue growth and adjusted EBITDA margin corresponding to that year. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment.
For the PSUs approved on October 28, 2021, October 27, 2022, February 6, 2023, July 27, 2023 and October 26, 2023, any unvested PSU award may be accelerated in part or in full upon the occurrence of certain events, such as death or disability, or a change in control, as defined in the grant agreement.
For the years ended December 31, 2023, 2022 and 2021, stock-based compensation expenses of $[nil], $[nil] and $13.3 million for PSOs, respectively, and $7.4 million, $3.9 million and $5.3 million for PSUs, respectively, were recognized.
Stock Options
The weighted-average grant date fair value of the Company’s stock options granted for the years ended December 31, 2023, 2022 and 2021 was $49.08, $50.32 and $41.23, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	3.8 to 3.9	4.3 to 4.4	5.2 to 5.5
Volatility	42% to 43%	40% to 43%	38% to 41%
Risk-free interest rate	3.7% to 4.9%	1.7% to 4.2%	0.5% to 1.2%
Dividend yield	—	—	—
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

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2022	1,807	$87.59	6.5	$58,024
Granted	345	$129.00
Exercised	(582)	$78.32
Canceled	(123)	$125.39
Balance as of December 31, 2023	1,447	$97.98	6.5	$142,302
Vested and expected to vest as of December 31, 2023	1,271	$93.44	6.2	$130,691
Exercisable as of December 31, 2023	739	$68.68	4.5	$94,272
The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $41.7 million, $39.8 million and $42.5 million, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
A summary of the Company’s RSU activity is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2022	1,183	(1)	$124.42
Granted	488	(2)	$140.08
Vested	(414)	(3)	$116.92
Forfeited	(183)	(4)	$128.46
Balance as of December 31, 2023	1,074	(5)	$133.60
Outstanding and expected to vest as of December 31, 2023	863		$132.53
(1)Included 175 thousand PSUs granted to certain executive officers in 2022 and 2021.
(2)Included 10 thousand PSUs granted to certain executive officers in 2023
(3)Included 24 thousand PSUs granted to certain executive officers in 2021.
(4)Included 22 thousand PSUs granted to certain executive officers in 2022 and 2021.
(5)Included 139 thousand PSUs granted to certain executive officers in 2023, 2022 and 2021.
The aggregate fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021 was $55.7 million, $43.9 million and $59.5 million, respectively.

Employee Stock Purchase Plan
The weighted-average grant date fair value of the Company’s ESPP for the year ended December 31, 2023 and 2022 was $34.50 and $39.14, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	0.5	0.5
Volatility	30.0% to 43.8%	41.1% to 50.1%
Risk-free interest rate	5.0% to 5.5%	0.7% to 3.1%
Dividend yield	—	—
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
Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
Total as of December 31, 2023	$1,000.0
Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. All share repurchases have been made using cash resources. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. On retirement of the repurchased shares, common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess amount that is retired over its par value is first allocated as a reduction to additional paid-in capital based on the original cost of additional paid-in capital per share of identified issuances. The remaining amount is allocated to accumulated deficit.
On February 7, 2024, the Company announced that its Board of Directors authorized an additional $200.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.2 billion.
For the years ended December 31, 2023, 2022 and 2021, the Company repurchased 1.3 million shares, 2.5 million shares and 1.1 million shares of its common stock for $170.8 million, $317.3 million and $130.0 million, respectively. As of December 31, 2023, $83.7 million remained available for share repurchases pursuant to the Company's share repurchase program.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 which contained provisions effective January 1, 2023, including a 1% excise tax on stock repurchases net of issue, which was immaterial to the Company's financial results and cash flows for the year ended December 31, 2023.

NOTE 11.     Employee Benefits Plan
The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. For the years ended December 31, 2023, 2022 and 2021, the Company made contributions to the 401(k) Plan of $4.1 million, $3.5 million and $2.4 million, respectively.
The Company contributes to a Provident Fund Plan for its employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. For the years ended December 31, 2023, 2022 and 2021, the Company contributed $2.3 million, $2.0 million and $1.7 million, respectively, to those plans.
NOTE 12.     Income Taxes
The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Domestic	$164,958	$122,013	$80,472
Foreign	13,693	11,687	8,925
Income before income taxes	$178,651	$133,700	$89,397
Income tax provision consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current
Federal	$32,405	$35,286	$20,135
State	6,061	6,269	4,324
Foreign	5,218	4,606	3,701
Current income tax provision	43,684	46,161	28,160
Deferred
Federal	(13,584)	(17,097)	(7,342)
State	(2,009)	(3,055)	(1,722)
Foreign	(1,035)	(301)	(659)
Deferred income tax benefit	(16,628)	(20,453)	(9,723)
Income tax provision	$27,056	$25,708	$18,437

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	2.6	2.3	3.1
Stock-based compensation	2.7	3.4	10.3
Excess tax benefits related to stock-based compensation	(2.9)	(5.2)	(5.4)
Foreign source income	0.3	3.8	0.4
Change in valuation allowance	0.1	0.3	0.2
Foreign-derived intangible income deduction	(4.4)	(4.9)	(7.0)
Federal and state research and development credit	(1.4)	(1.3)	(1.9)
Accrual to return adjustments and Other	(2.9)	(0.2)	(0.1)
Income tax provision	15.1%	19.2%	20.6%
Deferred Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets
Research and development credit carryforwards	$11,502	$10,957
Fixed assets	581	—
Accrued liabilities	3,020	3,677
Deferred revenues	3,381	5,766
Operating lease liabilities	7,722	10,667
Intangible assets	3,549	3,465
Stock-based compensation	4,263	4,691
Capitalized research and development	47,793	30,234
Other	2,999	2,195
Gross deferred tax assets	84,810	71,652
Valuation allowance	(12,375)	(12,476)
Total deferred tax assets	72,435	59,176
Deferred tax liabilities
Fixed assets	—	(1,745)
Operating leases - right of use asset	(5,999)	(8,359)
Deferred commissions	(3,675)	(3,660)
Total deferred tax liabilities	(9,674)	(13,764)
Net deferred tax assets	$62,761	$45,412

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2023. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $12.4 million and $12.5 million against such deferred tax assets as of December 31, 2023 and 2022, respectively. The decrease in valuation allowance was mainly associated with the California research and development credit generated during the year ended December 31, 2023 offset by a decrease in unrealized loss on available for sale securities that will not likely be realized in the foreseeable future.
As of December 31, 2023 and 2022, the Company had $17.0 million and $16.2 million, respectively, of California research and development credit carryforwards. California research and development credits are carried forward indefinitely. As of December 31, 2023 and 2022, the Company had foreign tax credit carryforwards of $1.0 million and $0.9 million, respectively, which begin to expire in 2028.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Unrecognized tax benefits beginning balance	$10,542	$9,676	$8,855
Gross increase for tax positions of prior years	262	89	—
Gross decrease for tax positions of prior years	—	—	(25)
Gross increase for tax positions of current year	1,127	777	846
Lapse of statute of limitations	(33)	—	—
Total unrecognized tax benefits	$11,898	$10,542	$9,676
The unrecognized tax benefits, if recognized, would impact the income tax provision by $6.1 million, $5.3 million and $4.9 million as of December 31, 2023, 2022 and 2021, respectively. The remaining amount would result in the recognition of a corresponding deferred tax asset that is then offset by a full valuation allowance. As of December 31, 2023, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for the years ended December 31, 2023, 2022 and 2021.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in India and various other foreign jurisdictions. The tax years 2001 through 2023 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs.
As of December 31, 2023, the Company has undistributed earnings in certain foreign subsidiaries that the Company has indefinitely reinvested outside the United States. Due to U.S. tax rules related to taxation of foreign earnings, the unrecorded deferred tax liability is immaterial. The Company may be required to pay additional foreign withholding taxes if the Company repatriates those earnings in the future.

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
Revenue by geographic area, based on the customer's billing address, is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
United States	$332,315	$292,291	$252,428
Foreign	222,143	197,432	158,744
Total revenues	$554,458	$489,723	$411,172
Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	December 31,
	2023	2022

	(in thousands)
United States	$42,622	$58,775
India	9,952	16,057
Rest of world	2,416	6,348
Total Long-lived Assets	$54,990	$81,180
NOTE 14.     Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except per share data)
Numerator:
Net income	$151,595	$107,992	$70,960
Denominator:
Basic weighted average shares	36,879	38,453	39,030
Effect of potentially dilutive shares:
Stock options	482	672	863
Restricted stock units	237	216	224
Employee stock purchase plan	4	3	1
Diluted weighted average shares	37,602	39,344	40,118
Net income per share:
Basic	$4.11	$2.81	$1.82
Diluted	$4.03	$2.74	$1.77

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Stock options	763	686	534
Restricted stock units	140	90	61
Employee stock purchase plan	7	5	—
Total anti-dilutive shares	910	781	595

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, the following director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On November 21, 2023, Jeffrey P. Hank, the chair of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 8,850 shares of our common stock plus an additional number of shares to be granted on the date of the Company's 2024 Annual Meeting of Stockholders. Pursuant to the Company's non-employee director compensation program, each non-employee director who has served on our board of directors for at least six months prior to such date will be granted an award of restricted stock units with an intended value (based on the average of the closing prices of our common stock for the 30 trading days ending one week before the applicable grant date) of $200,000.
The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier if all transactions under the trading arrangement are completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Codes of Business Conduct and Ethics
Our Board of Directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code of business conduct and ethics is available on our website at www.qualys.com. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that applies specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the NASDAQ Stock Market's listing requirements; otherwise, we will disclose such waiver by posting such information on our website.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)				(in thousands)
Equity compensation plans approved by security holders (1)	2,521	(2)	$97.98	(3)	2,318	(4)
Equity compensation plans not approved by security holders	—		$—		—
(1)Includes our Amended and Restated 2012 Equity Incentive Plan (Restated 2012 Plan) and 2021 Employee Stock Purchase Plan (ESPP).
(2)Consists of 1,074 thousand restricted stock units and 1,447 thousand shares underlying stock options.
(3)The weighted average exercise price is calculated based solely on outstanding stock options.

(4)Consists of 1,824 thousand shares reserved for issuance under our Amended and Restated 2012 Plan and 494 thousand shares reserved for issuance under our ESPP.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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
(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		8-K	001-35662	3.1	November 2, 2022

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Description of Registrant’s securities		10-K	001-35662	4.2	February 21, 2020

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	Qualys, Inc. 2012 Equity Incentive Plan, as amended, restated and extended.		8-K	001-35662	10.1	June 10, 2022

10.3*	Qualys, Inc. 2021 Employee Stock Purchase Plan		8-K	001-35662	10.1	June 11, 2021

10.4*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020.		8-K	001-35662	10.1	May 26, 2020

10.6*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.7*	Form of Performance-Based Restricted Stock Unit Agreement for Executives under the 2012 Equity Incentive Plan, dated October 28, 2021		10-K	001-35662	10.8	February 22, 2022

10.8*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.9*	Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.10*#	Qualys, Inc. 2023 Corporate Bonus Plan.	X

10.11	Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

21.1	List of subsidiaries of Qualys, Inc.	X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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
X

97.1	Qualys Inc. Compensation Recovery Policy, as adopted on October 26, 2023	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

Incorporated by Reference
Exhibit Number		Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101.	X

	*	Indicates a management contract or compensatory plan or arrangement.

	#	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 22, 2024.

QUALYS, INC.

By:	/s/ SUMEDH S. THAKAR
Sumedh S. Thakar
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title	Date

/s/ SUMEDH S. THAKAR	Director, President and Chief Executive Officer (principal executive officer)	February 22, 2024
Sumedh S. Thakar

/s/ JOO MI KIM	Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2024
Joo Mi Kim

/s/ JEFFREY P. HANK	Chair of the Board of Directors	February 22, 2024
Jeffrey P. Hank

/s/ THOMAS P. BERQUIST	Director	February 22, 2024
Thomas P. Berquist

/s/ WILLIAM BERUTTI	Director	February 22, 2024
William Berutti

/s/ WENDY M. PFEIFFER	Director	February 22, 2024
Wendy M. Pfeiffer

/s/ KRISTI M. ROGERS	Director	February 22, 2024
Kristi M. Rogers

/s/ JOHN A. ZANGARDI	Director	February 22, 2024
John A. Zangardi