Form 10-Q
period 2024-03-31
QUALYS, INC.
filed 2024-05-07
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of April 26, 2024 was 36,939,262.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$273,783	$203,665
Restricted cash	—	1,500
Short-term marketable securities	179,887	221,893
Accounts receivable, net of allowance of $1,099 and $778 as of March 31, 2024 and December 31, 2023, respectively	115,629	146,226
Prepaid expenses and other current assets	36,112	26,714
Total current assets	605,411	599,998
Long-term marketable securities	89,693	56,644
Property and equipment, net	30,191	32,599
Operating leases - right of use asset	31,371	22,391
Deferred tax assets, net	66,565	62,761
Intangible assets, net	8,943	9,715
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	20,961	19,863
Total assets	$861,782	$812,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$645	$988
Accrued liabilities	48,246	43,096
Deferred revenues, current	332,128	333,267
Operating lease liabilities, current	10,046	11,857
Total current liabilities	391,065	389,208
Deferred revenues, noncurrent	31,311	31,671
Operating lease liabilities, noncurrent	27,784	16,885
Other noncurrent liabilities	7,420	6,680
Total liabilities	457,580	444,444
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,962 and 36,909 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	37	37
Additional paid-in capital	610,923	597,921
Accumulated other comprehensive loss	(1,007)	(1,704)
Accumulated deficit	(205,751)	(228,080)
Total stockholders’ equity	404,202	368,174
Total liabilities and stockholders’ equity	$861,782	$812,618
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$145,805	$130,683
Cost of revenues	27,198	26,954
Gross profit	118,607	103,729
Operating expenses:
Research and development	27,530	27,795
Sales and marketing	29,408	25,628
General and administrative	16,908	15,128
Total operating expenses	73,846	68,551
Income from operations	44,761	35,178
Other income (expense), net:
Interest income	6,123	2,397
Other expense, net	(1,399)	(216)
Total other income, net	4,724	2,181
Income before income taxes	49,485	37,359
Income tax provision	9,754	8,254
Net income	$39,731	$29,105
Net income per share:
Basic	$1.08	$0.79
Diluted	$1.05	$0.77
Weighted average shares used in computing net income per share:
Basic	36,955	37,068
Diluted	37,723	37,669
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$39,731	$29,105
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(407)	1,131
Net change in unrealized gains (losses) on cash flow hedges, net of tax	1,104	(755)
Other comprehensive income, net of tax	697	376
Comprehensive income	$40,428	$29,481
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net income	$39,731	$29,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,239	7,444
Provision for credit losses	193	119
Stock-based compensation, net of amounts capitalized	19,031	16,033
Accretion of discount on marketable securities, net	(1,915)	(259)
Deferred income taxes	(4,111)	(4,241)
Changes in operating assets and liabilities:
Accounts receivable	30,404	19,890
Prepaid expenses and other assets	(10,126)	(1,289)
Accounts payable	(335)	(1,215)
Accrued liabilities and other noncurrent liabilities	8,892	(2)
Deferred revenues	(1,498)	1,228
Net cash provided by operating activities	85,505	66,813
Cash flow from investing activities:
Purchases of marketable securities	(61,340)	(46,010)
Sales and maturities of marketable securities	71,463	69,709
Purchases of property and equipment	(2,051)	(4,037)
Net cash provided by investing activities	8,072	19,662
Cash flow from financing activities:
Repurchase of common stock	(18,029)	(66,551)
Proceeds from exercise of stock options	2,770	2,328
Payments for taxes related to net share settlement of equity awards	(11,808)	(5,105)
Proceeds from issuance of common stock through employee stock purchase plan	3,608	2,988
Payment of acquisition-related holdback	(1,500)	—
Net cash used in financing activities	(24,959)	(66,340)
Net increase in cash, cash equivalents and restricted cash	68,618	20,135
Cash, cash equivalents and restricted cash at beginning of period	206,365	176,419
Cash, cash equivalents and restricted cash at end of period	$274,983	$196,554
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
Net income	—	—	—	—	39,731	39,731
Other comprehensive income, net of tax	—	—	—	697	—	697
Issuance of common stock upon exercise of stock options	46	—	2,770	—	—	2,770
Repurchase of common stock	(105)	—	(627)	—	(17,402)	(18,029)
Issuance of common stock upon vesting of restricted stock units	149	—	—	—	—	—
Taxes related to net share settlement of equity awards	(66)	—	(11,808)	—	—	(11,808)
Issuance of common stock through employee stock purchase plan	29	—	3,608	—	—	3,608
Stock-based compensation	—	—	19,059	—	—	19,059
Balances at March 31, 2024	36,962	$37	$610,923	$(1,007)	$(205,751)	$404,202

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	29,105	29,105
Other comprehensive loss, net of tax	—	—	—	376	—	376
Issuance of common stock upon exercise of stock options	61	—	2,328	—	—	2,328
Repurchase of common stock	(584)	—	(7,014)	—	(60,018)	(67,032)
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43)	—	(5,105)	—	—	(5,105)
Issuance of common stock through employee stock purchase plan	29	—	2,988	—	—	2,988
Stock-based compensation	—	—	16,033	—	—	16,033
Balances at March 31, 2023	36,933	$37	$521,716	$(1,571)	$(252,360)	$267,822
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2024 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.
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
In December 2023, the FASB issued ASU 2023-09 requiring improvements to income tax disclosures. The new ASU requires disclosure of disaggregated information about the effective tax rate and income taxes paid. The requirements of the ASU are effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis. Companies can choose to early adopt and apply the guidance retrospectively. The Company is in the process of analyzing the impact of the ASU on related disclosures.
There have been no material changes to the Company’s significant accounting policies set forth in "Note 1" of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds, asset-backed securities and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets, quoted prices of similar instruments in active markets, or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$11,466	$—	$11,466
Commercial paper	—	47,317	47,317
U.S. Treasury and government agencies	—	178,188	178,188
Corporate bonds	—	87,378	87,378
Asset-backed securities	—	12,144	12,144
Foreign currency forward contracts	—	590	590
Total assets	$11,466	$325,617	$337,083
Foreign currency forward contracts	$—	$677	$677
Total liabilities	$—	$677	$677

	December 31, 2023
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$87	$—	$87
Commercial paper	—	54,279	54,279
U.S. Treasury and government agencies	—	208,536	208,536
Corporate bonds	—	56,465	56,465
Asset-backed securities	—	13,881	13,881
Foreign currency forward contracts	—	111	111
Total assets	$87	$333,272	$333,359
Foreign currency forward contracts	$—	$1,986	$1,986
Total liabilities	$—	$1,986	$1,986
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2024 and 2023.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$11,466	$—	$—	$11,466
Commercial paper	1,600	—	(1)	1,599
U.S. Treasury and government agencies	53,851	—	(3)	53,848
Total	66,917	—	(4)	66,913
Short-term marketable securities:
Commercial paper	45,752	1	(35)	45,718
Corporate bonds	28,822	8	(111)	28,719
U.S. Treasury and government agencies	105,553	7	(110)	105,450
Total	180,127	16	(256)	179,887
Long-term marketable securities:
Corporate bonds	58,771	94	(206)	58,659
Asset-backed securities	12,074	72	(2)	12,144
U.S. Treasury and government agencies	18,904	12	(26)	18,890
Total	89,749	178	(234)	89,693
Total	$336,793	$194	$(494)	$336,493
(1)Excludes cash of $206.9 million.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$87	$—	$—	$87
U.S. Treasury and government agencies	54,620	4	—	54,624
Total	54,707	4	—	54,711
Short-term marketable securities:
Commercial paper	54,254	32	(7)	54,279
Corporate bonds	23,013	1	(149)	22,865
U.S. Treasury and government agencies	144,901	52	(204)	144,749
Total	222,168	85	(360)	221,893
Long-term marketable securities:
Corporate bonds	33,337	285	(22)	33,600
Asset-backed securities	13,785	102	(6)	13,881
U.S. Treasury and government agencies	9,116	49	(2)	9,163
Total	56,238	436	(30)	56,644
Total	$333,113	$525	$(390)	$333,248
(2)Excludes cash of $149.0 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Commercial paper	$44,391	$(36)	$—	$—	$44,391	$(36)
Asset-backed securities	—	—	687	(2)	687	(2)
Corporate bonds	45,533	(233)	8,705	(84)	54,238	(317)
U.S. Treasury and government agencies	142,202	(65)	12,864	(74)	155,066	(139)
Total	$232,126	$(334)	$22,256	$(160)	$254,382	$(494)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in thousands)
Commercial paper	$24,838	$(7)	$—	$—	$24,838	$(7)
Asset-backed securities	—	—	1,485	(6)	1,485	(6)
Corporate bonds	—	—	20,717	(171)	20,717	(171)
U.S. Treasury and government agencies	43,373	(18)	18,172	(188)	61,545	(206)
Total	$68,211	$(25)	$40,374	$(365)	$108,585	$(390)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At March 31, 2024 and December 31, 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three months ended March 31, 2024 and 2023.
The following summarizes the fair value of marketable securities by contractual maturity:

	March 31, 2024
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$247,044	$246,801
Due after One Year through Two Years	49,810	49,762
Mature over Two Years	27,865	27,786
Asset-backed securities	12,074	12,144
Total	$336,793	$336,493

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
As of March 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €46.1 million, £16.0 million and Rs.4,068.0 million. As of December 31, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €48.5 million, £14.6 million and Rs.4,042.0 million.
As of March 31, 2024, a net unrealized loss of $0.8 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of March 31, 2024, an immaterial amount of unrealized loss before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of March 31, 2024, the Company had non-designated forward contracts with notional amounts of €10.7 million, £8.6 million, Rs.990.0 million, and Canadian Dollar ("C$" or "CAD") 1.0 million. As of December 31, 2023, the Company had non-designated forward contracts with notional amounts of €19.2 million, £6.0 million, Rs.440.0 million, and C$1.0 million.

The following summarizes the fair value of derivative financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$552	$63
Foreign currency forward contracts not designated as hedging instruments	38	48
Total	$590	$111
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$544	$1,502
Foreign currency forward contracts not designated as hedging instruments	133	484
Total	$677	$1,986
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of March 31, 2024 and December 31, 2023. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net gains from non-designated forward contracts	$512	$259
Other foreign currency transactions losses	(1,941)	(425)
Total foreign exchange losses, net	$(1,429)	$(166)

NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 were as follows:

	Available-for-sale debt securities	Cash flow hedges	Total

	(in thousands)
Balances at December 31, 2023	$108	$(1,812)	$(1,704)
Change in unrealized gains (losses) during the period	(436)	1,222	786
Amount reclassified into income during the period	—	218	218
Tax effect	29	(336)	(307)
Net change during the period	(407)	1,104	697
Balances at March 31, 2024	$(299)	$(708)	$(1,007)

Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	1,131	(443)	688
Amount reclassified into income during the period	—	(534)	(534)
Tax effect	—	222	222
Net change during the period	1,131	(755)	376
Balances at March 31, 2023	$(1,574)	$3	$(1,571)
The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$(279)	$1,136
Cost of revenues	15	(139)
Research and development	37	(383)
Sales and marketing	3	(23)
General and administrative	6	(57)
Total	$(218)	$534
There was no reclassification of AOCI to other income (expense), net related to Available-for-sale debt securities during the three months ended March 31, 2024 and 2023.

NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Computer equipment	$180,860	$179,002
Computer software	26,139	26,133
Leasehold improvements	20,924	20,924
Scanner appliances	18,449	18,369
Furniture, fixtures and equipment	6,712	6,699
Total property and equipment	253,084	251,127
Less: accumulated depreciation and amortization	(222,893)	(218,528)
Property and equipment, net	$30,191	$32,599
As of March 31, 2024 and December 31, 2023, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $9.6 million and $10.1 million, respectively, including assets that had not been placed in service of $6.1 million and $6.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $4.5 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $131.0 million and $113.8 million were recognized during the three months ended March 31, 2024 and 2023, respectively, which amounts were included in the deferred revenue balances of $364.9 million and $317.2 million as of December 31, 2023 and 2022, respectively.
The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2024:

(in thousands)
2024 (remaining nine months)	$163,231
2025	141,528
2026	63,966
2027	7,421
2028	496
2029 and thereafter	110
Total	$376,752
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
Revenues by sales channel are as follows:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Direct	$80,126	$75,093
Partner	65,679	55,590
Total	$145,805	$130,683
The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 11, "Segment and Geographic Area Information" for disaggregation of revenue by geographic area.
Deferred costs to obtain contracts are as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
Current	$6,052	$5,858
Noncurrent	$12,141	$11,844
For the three months ended March 31, 2024 and 2023, the Company recognized $1.6 million and $1.4 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
As of December 31, 2022, the net carrying value of the Company’s accounts receivable, current deferred revenues, and noncurrent deferred revenues were $121.8 million, $293.7 million and $23.5 million, respectively.
NOTE 6.                              Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

		March 31, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(31,368)	$8,773
Patent licenses	14.0	1,387	(1,346)	41
Assembled workforce	2.0	359	(270)	89
Total intangibles subject to amortization		$41,887	$(32,984)	$8,903
Intangible assets not subject to amortization				40
Total intangible assets, net				$8,943

		December 31, 2023
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(30,667)	$9,474
Patent licenses	14.0	1,387	(1,322)	65
Assembled workforce	2.0	359	(223)	136
Total intangibles subject to amortization		$41,887	$(32,212)	$9,675
Intangible assets not subject to amortization				40
Total intangible assets, net				$9,715
Intangible asset amortization expense was $0.8 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.
As of March 31, 2024, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2024 (remaining nine months)	$2,132
2025	2,556
2026	2,477
2027	1,738
Total expected future amortization expense	$8,903
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2029. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.8 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash payments included in the measurement of lease liabilities	$3,621	$3,905
Lease liabilities arising from obtaining right-of-use assets	$12,347	$—
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.1	3.1
Weighted average discount rate	6.7%	5.2%
Maturities of the Company's operating lease liabilities as of March 31, 2024 are as follows:

(in thousands)
2024 (remaining nine months)	$9,402
2025	9,862
2026	8,586
2027	8,532
2028	5,644
2029 and thereafter	1,741
Total minimum lease payments	43,767
Less: interest	(5,937)
Present value of net minimum lease payments	$37,830
The operating lease payments in the table above exclude approximately $19.4 million of legally binding minimum lease payments for a lease signed during the three months ended March 31, 2024 that has yet to commence.
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
As of March 31, 2024, 1,660 thousand shares were available for grant under the Restated 2012 Plan.
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
During the three months ended March 31, 2024, 29 thousand shares were issued in connection with the purchase of common stock by participating employees. As of March 31, 2024, 465 thousand shares were available for future purchases.
Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the Plans) generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the three months ended March 31, 2024 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2023	1,447	$97.98	6.5	$142,302
Granted	89	$168.24
Exercised	(46)	$60.33
Canceled	(26)	$119.79
Balance as of March 31, 2024	1,464	$103.02	6.6	$93,624
Vested and expected to vest as of March 31, 2024	1,293	$98.39	6.3	$88,616
Exercisable as of March 31, 2024	771	$74.64	4.7	$71,126

Restricted Stock Units
RSUs granted under the Plans generally only contain a service-based vesting condition that is typically satisfied over four years.
Performance-based Restricted Stock Units ("PRSUs") granted under the Plans contain both service-based and performance-based vesting conditions. During the three months ended March 31, 2024, the Company granted PRSUs to its executive officers and certain other members of its senior leadership team. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets, including revenue growth and adjusted EBITDA margin, set by the Compensation and Talent Committee of the board of directors of the Company. The target PRSUs are scheduled to vest in three equal annual installments over a three-year period. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year is determined and approved. The actual number of the PRSUs earned and eligible to vest ranges from 0% to 200% of the annual target number of PRSUs granted based on the weighted-average achievement of such Company annual performance metrics set for the corresponding annual performance period. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. For PRSUs granted under the Plans, any unvested PRSU award may be accelerated in part or in full upon the occurrence of certain events, such as death or disability, or a change in control, as defined in the grant agreement.
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the three months ended March 31, 2024 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2023	1,074	(1)	$133.60
Granted	187	(2)	$168.24
Vested	(149)	(3)	$143.89
Forfeited	(86)	(4)	$135.63
Balance as of March 31, 2024	1,026	(5)	$140.47
Outstanding and expected to vest as of March 31, 2024	815		$138.10
(1)Included 139 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(2)Included 156 thousand PRSUs granted to certain executive officers in the three months ended March 31, 2024.
(3)Included 64 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(4)Included 59 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(5)Included 172 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.

Stock-based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenues	$2,020	$1,592
Research and development	5,303	4,960
Sales and marketing	3,739	2,454
General and administrative	7,969	7,027
Total stock-based compensation, net of amounts capitalized (1)	$19,031	$16,033
(1)Total stock-based compensation expense capitalized was de minimis during the three months ended March 31, 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $2.8 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the Company had unrecognized stock-based compensation expenses of $23.7 million, $85.9 million, $11.9 million, and $0.8 million related to options, RSUs, performance-based RSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.5 years, 2.6 years, 0.9 years, and 0.4 years, respectively.
Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
Total as of March 31, 2024	$1,200.0
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
During the three months ended March 31, 2024 and 2023, the Company repurchased 105 thousand shares and 584 thousand shares of its common stock for approximately $18.0 million and $66.6 million, respectively. As of March 31, 2024, approximately $265.7 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the three months ended March 31, 2024 and 2023 and the Company's financial position as of March 31, 2024 and December 31, 2023.
NOTE 10.                            Income Taxes
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
The Company recorded an income tax provision of $9.8 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively, resulting in an effective tax rate of 19.7% and 22.1%, respectively. The increase in income tax provision for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to tax effect of an increase in pretax income, partially offset by an increase in excess tax benefits arising from stock-based compensation and lower net capitalization of research and development expenses for tax purposes.
As of March 31, 2024, the Company had unrecognized tax benefits of $11.2 million, of which $6.5 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2023, the Company had unrecognized tax benefits of $11.9 million, of which $6.1 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.
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

Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
United States	$86,436	$78,016
Foreign	59,369	52,667
Total revenues	$145,805	$130,683
Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
United States	$39,325	$42,622
India	20,223	9,952
Rest of world	2,014	2,416
Total Long-lived Assets	$61,562	$54,990
NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except per share data)
Numerator:
Net income	$39,731	$29,105
Denominator:
Basic weighted average shares	36,955	37,068
Effect of potentially dilutive shares:
Stock options	471	489
Restricted stock units	292	110
Employee stock purchase plan	5	2
Diluted weighted average shares	37,723	37,669
Net income per share:
Basic	$1.08	$0.79
Diluted	$1.05	$0.77

Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Stock options	325	990
Restricted stock units	—	365
Employee stock purchase plan	—	14
Total anti-dilutive shares	325	1,369

Item 2.                                  Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
•economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, rising interest rates, recessionary fears, financial institution failures and associated uncertainty, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts;
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
•our expectations regarding the performance of, and our future trading activity with respect to, the marketable securities we hold;
•our expectations regarding our share repurchase program; and
•other factors discussed in this Quarterly Report on Form 10-Q in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

Overview
We are a pioneer and leading provider of a cloud-based platform delivering information technology (IT), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud platform addresses the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on Qualys' Enterprise TruRisk Platform enables our customers to identify and manage their IT and operational technology (OT) assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, quantify cyber risk exposure, recommend and implement remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their internal and external IT and OT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for information technology, information security, application security, endpoint, developer security and cloud teams.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the three months ended March 31, 2024 and 2023, approximately 59% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
Impacts of Current Macroeconomic Environment
The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the inflationary pressure, rising interest rates, financial institution failures and associated uncertainty, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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

General and Administrative
General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation for our executive, finance and accounting, IT, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocations. We expect that general and administrative expenses will increase in absolute dollars, as we continue to add personnel and incur professional services to support our growth and compliance with legal and regulatory requirements.
Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and returns from our cash equivalent, short-term and long-term marketable securities, non-marketable securities gains and losses, and foreign exchange gains and losses.
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of March 31, 2024, valuation allowances remain in certain jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. If additional positive evidence becomes available in the foreseeable future, we may release all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended March 31,
	2024	2023
Revenues	100%	100%
Cost of revenues	19	21
Gross profit	81	79
Operating expenses:
Research and development	18	21
Sales and marketing	20	20
General and administrative	12	12
Total operating expenses	50	53
Income from operations	31	26
Total other income, net	3	2
Income before income taxes	34	28
Income tax provision	7	6
Net income	27%	22%

Comparison of Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenues	$145,805	$130,683	$15,122	12%
Revenues increased by $15.1 million for the three months ended March 31, 2024 compared to the same period in 2023, driven by increased demand for our subscription services by our end customers. Of the total increase of $15.1 million in revenues, 96% was from revenues from customers existing prior to January 1, 2024, and the remaining 4% was from new customers added in the three months ended March 31, 2024. Of the total increase of $15.1 million, 56% was from customers in the United States and the remaining 44% was from customers in foreign countries. Of the total increase of $15.1 million, 33% was from direct customers and the remaining 67% was from partners. In the three months ended March 31, 2024, 55% of total revenue was direct and the remaining 45% was from partners. With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenues	$27,198	$26,954	$244	1%
Cost of revenues increased by $0.2 million for the three months ended March 31, 2024 compared to the same period in 2023, due to an increase in personnel costs, including stock-based compensation, of $1.2 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $1.0 million, partially offset by a decrease in depreciation and amortization expense of $2.0 million resulting from certain of our assets becoming fully depreciated or amortized.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Research and development	$27,530	$27,795	$(265)	(1%)
Research and development expenses decreased by $0.3 million for the three months ended March 31, 2024 compared to the same period in 2023, due to a decrease in professional service expense of $0.3 million, and a decrease in depreciation and amortization expense in property and equipment of $0.2 million, partially offset by an increase in personnel costs, including stock-based compensation, of $0.2 million.

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Sales and marketing	$29,408	$25,628	$3,780	15%
Sales and marketing expenses increased by $3.8 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $3.5 million, driven by increased headcount, and an increase in subscribed license and software costs of $0.3 million.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$16,908	$15,128	$1,780	12%
General and administrative expenses increased by $1.8 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation of $2.6 million, driven by increased headcount, refresh grants to eligible employees and executives, and higher expected achievement of the performance metrics related to the PRSUs granted to executives, partially offset by a decrease in professional service expense of $0.5 million, and a decrease in legal expense of $0.3 million.
Total other income, net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Total other income, net	$4,724	$2,181	$2,543	117%
Total other income, net increased by $2.5 million for the three months ended March 31, 2024, compared to the same periods in 2023, primarily due to an increase in interest income of $3.7 million driven by an increase of market interest rates, partially offset by a $1.2 million increase in foreign currency loss.
Income tax provision

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Income tax provision	$9,754	$8,254	$1,500	18%
Income tax provision increased by $1.5 million for the three months ended March 31, 2024 compared to the same period in 2023 due to the tax effect of an increase in pretax income, partially offset by an increase in excess tax benefits arising from stock-based compensation and lower net capitalization of research and development expenses for tax purposes.

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
Our net dollar expansion rates were 104% and 109% as of March 31, 2024 and March 31, 2023, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(in thousands, except percentages)
Net income	$39,731	$29,105
Net income as a percentage of revenues	27%	22%
Depreciation and amortization of property and equipment	4,467	6,672
Amortization of intangible assets	772	772
Income tax provision	9,754	8,254
Stock-based compensation	19,031	16,033
Total other income, net	(4,724)	(2,181)
Adjusted EBITDA	$69,031	$58,655
Adjusted EBITDA as a percentage of revenues	47%	45%
Liquidity and Capital Resources
As of March 31, 2024, our principal source of liquidity was cash, cash equivalents and marketable securities of $543.4 million, including $120.5 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$85,505	$66,813
Net cash provided by investing activities	8,072	19,662
Net cash used in financing activities	(24,959)	(66,340)
Net increase in cash, cash equivalents and restricted cash	$68,618	$20,135
Operating Activities
During the three months ended March 31, 2024, we generated $58.2 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $48.2 million during the three months ended March 31, 2023. In addition, we also generated $27.3 million of cash from changes in working capital during the three months ended March 31, 2024, of which $28.9 million was primarily attributed to a decrease in accounts receivable due to the timing of collections and $8.6 million was due to an increase in payables and accrued liabilities, partially offset by a $10.1 million increase in prepaid expenses primarily driven by the timing of payments. During the three months ended March 31, 2023, we generated $18.6 million of cash from changes in working capital, of which $21.1 million was related to a net increase in deferred revenue and a net decrease in accounts receivable as a result of our continued growth in billing and timing of collections, partially offset by $1.2 million due to a decrease in payables and accrued liabilities in line with our cost savings initiatives, and $1.3 million due to higher prepaid expenses.

Investing Activities
During the three months ended March 31, 2024, we generated $10.1 million of cash from sales and maturities of marketable securities net of purchases, partially offset by $2.1 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $23.7 million of cash provided by sales and maturity of marketable securities net of purchases, partially offset by $4.0 million of cash used in capital expenditures during the three months ended March 31, 2023.
Financing Activities
During the three months ended March 31, 2024, we used $18.0 million of cash for share repurchases, $11.8 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $3.6 million of proceeds from issuance of common stock through our ESPP and $2.8 million of proceeds from employee exercise of stock options, as compared to $66.6 million of cash used for share repurchases, $5.1 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $2.3 million of proceeds from employee exercise of stock options and $3.0 million of proceeds from issuance of common stock through our ESPP during the three months ended March 31, 2023.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $43.8 million as of March 31, 2024, with $12.7 million expected to be paid within the next 12 months.
As of March 31, 2024, we committed to an operating lease related to shared cloud platform infrastructure that has not yet commenced. Under the lease, we are obligated to make undiscounted future minimum payments of approximately $19.4 million. This lease will commence in June 2024 with an expiration date in 2030.
Purchase Commitments
As of March 31, 2024, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2024 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 7, 2024, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.2 billion. As of March 31, 2024, approximately $265.7 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
Recent Accounting Pronouncements
See Note 1 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of March 31, 2024, we had designated cash flow hedge forward contracts with notional amounts of €46.1 million, £16.0 million and Rs.4,068.0 million and non-designated forward contracts with notional amounts of €10.7 million, £8.6 million, Rs.990.0 million and C$1.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $543.4 million in cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2024. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of March 31, 2024, a hypothetical 100 basis point increase in interest rate would result in a decrease in the fair value of our marketable securities by $1.0 million.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2024, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security, as well as longer sales cycles, which factors we have experienced in 2023 and into 2024, have resulted and may in the future result in decreased revenue and earnings. Such factors have made and could in the future make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflicts in parts of Eastern Europe and the Middle East, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.
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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2024, we derived approximately 45% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of March 31, 2024, approximately 75% of our employees were located outside of the United States, with 66% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2024, we incurred approximately 26% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2024, approximately 24% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $411.2 million in 2021 to $554.5 million in 2023, and headcount increasing from 1,498 employees at the beginning of 2021 to 2,210 employees as of March 31, 2024. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2024, we had approximately 37.0 million shares of our common stock outstanding.
In addition, as of March 31, 2024, there were approximately 1.5 million options and 1.0 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2024, we had an aggregate of 1.7 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.5 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of March 31, 2024. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently, nor do we expect it to in the future, have a material impact to our results of operations. During the three months ended March 31, 2024, we repurchased 0.1 million shares of our common stock for approximately $18.0 million. As of March 31, 2024, approximately $265.7 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2024	24,000	$190.16	24,000	$79,118,127
February 1 - February 29, 2024	50,500	$168.11	50,500	$270,628,594
March 1 - March 31, 2024	30,000	$165.84	30,000	$265,653,363
Total	104,500		104,500
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021,

May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of March 31, 2024. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, the following directors and officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On February 23, 2024, Wendy M. Pfeiffer, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 23, 2025, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in February 2024, Ms. Pfeiffer’s previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.
On February 28, 2024, Sumedh S. Thakar, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 114,000 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 28, 2025, or earlier if all transactions under the trading arrangement are completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2024.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 7, 2024.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)