Form 10-Q
period 2024-06-30
QUALYS, INC.
filed 2024-08-06
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of July 26, 2024 was 36,811,018.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$281,205	$203,665
Restricted cash	—	1,500
Short-term marketable securities	112,004	221,893
Accounts receivable, net of allowance of $1,060 and $778 as of June 30, 2024 and December 31, 2023, respectively	109,584	146,226
Prepaid expenses and other current assets	31,266	26,714
Total current assets	534,059	599,998
Long-term marketable securities	162,058	56,644
Property and equipment, net	27,758	32,599
Operating leases - right of use asset	44,100	22,391
Deferred tax assets, net	70,433	62,761
Intangible assets, net	8,172	9,715
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	21,373	19,863
Total assets	$876,600	$812,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,277	$988
Accrued liabilities	36,095	43,096
Deferred revenues, current	324,334	333,267
Operating lease liabilities, current	10,123	11,857
Total current liabilities	371,829	389,208
Deferred revenues, noncurrent	28,812	31,671
Operating lease liabilities, noncurrent	40,437	16,885
Other noncurrent liabilities	7,727	6,680
Total liabilities	448,805	444,444
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,846 and 36,909 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	37	37
Additional paid-in capital	623,939	597,921
Accumulated other comprehensive loss	(534)	(1,704)
Accumulated deficit	(195,647)	(228,080)
Total stockholders’ equity	427,795	368,174
Total liabilities and stockholders’ equity	$876,600	$812,618
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$148,708	$137,209	$294,513	$267,892
Cost of revenues	26,415	26,662	53,613	53,616
Gross profit	122,293	110,547	240,900	214,276
Operating expenses:
Research and development	27,119	27,424	54,649	55,219
Sales and marketing	32,146	26,241	61,554	51,869
General and administrative	14,960	14,055	31,868	29,183
Total operating expenses	74,225	67,720	148,071	136,271
Income from operations	48,068	42,827	92,829	78,005
Other income (expense), net:
Interest income	6,703	3,809	12,826	6,206
Other expense, net	(587)	(959)	(1,986)	(1,175)
Total other income, net	6,116	2,850	10,840	5,031
Income before income taxes	54,184	45,677	103,669	83,036
Income tax provision	10,412	10,295	20,166	18,549
Net income	$43,772	$35,382	$83,503	$64,487
Net income per share:
Basic	$1.19	$0.96	$2.26	$1.75
Diluted	$1.17	$0.95	$2.22	$1.72
Weighted average shares used in computing net income per share:
Basic	36,915	36,842	36,935	36,954
Diluted	37,464	37,435	37,594	37,551
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$43,772	$35,382	$83,503	$64,487
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(221)	312	(628)	1,443
Net change in unrealized gains (losses) on cash flow hedges, net of tax	694	(457)	1,798	(1,212)
Other comprehensive income (loss), net of tax	473	(145)	1,170	231
Comprehensive income	$44,245	$35,237	$84,673	$64,718
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net income	$83,503	$64,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,019	14,446
Provision for credit losses	277	160
Loss on non-marketable securities	—	533
Stock-based compensation, net of amounts capitalized	36,117	32,038
Accretion of discount on marketable securities, net	(3,520)	(1,412)
Deferred income taxes	(8,165)	(9,122)
Changes in operating assets and liabilities:
Accounts receivable	36,365	(3,277)
Prepaid expenses and other assets	(4,489)	(7,450)
Accounts payable	229	(813)
Accrued liabilities and other noncurrent liabilities	(3,215)	8,736
Deferred revenues	(11,792)	20,002
Net cash provided by operating activities	135,329	118,328
Cash flow from investing activities:
Purchases of marketable securities	(191,812)	(159,392)
Sales and maturities of marketable securities	198,250	167,120
Purchases of property and equipment	(3,077)	(5,455)
Net cash provided by investing activities	3,361	2,273
Cash flow from financing activities:
Repurchase of common stock	(53,017)	(108,817)
Proceeds from exercise of stock options	5,970	7,148
Payments for taxes related to net share settlement of equity awards	(17,711)	(9,494)
Proceeds from issuance of common stock through employee stock purchase plan	3,608	2,988
Payment of acquisition-related holdback	(1,500)	—
Net cash used in financing activities	(62,650)	(108,175)
Net increase in cash, cash equivalents and restricted cash	76,040	12,426
Cash, cash equivalents and restricted cash at beginning of period	206,365	176,419
Cash, cash equivalents and restricted cash at end of period	$282,405	$188,845
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
Net income	—	—	—	—	39,731	39,731
Other comprehensive income, net of tax	—	—	—	697	—	697
Issuance of common stock upon exercise of stock options	46	—	2,770	—	—	2,770
Repurchase of common stock	(105)	—	(627)	—	(17,402)	(18,029)
Issuance of common stock upon vesting of restricted stock units	149	—	—	—	—	—
Taxes related to net share settlement of equity awards	(66)	—	(11,808)	—	—	(11,808)
Issuance of common stock through employee stock purchase plan	29	—	3,608	—	—	3,608
Stock-based compensation	—	—	19,059	—	—	19,059
Balances at March 31, 2024	36,962	$37	$610,923	$(1,007)	$(205,751)	$404,202
Net income	—	—	—	—	43,772	43,772
Other comprehensive income, net of tax	—	—	—	473	—	473
Issuance of common stock upon exercise of stock options	61	—	3,200	—	—	3,200
Repurchase of common stock	(233)	—	(1,395)	—	(33,668)	(35,063)
Issuance of common stock upon vesting of restricted stock units	91	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(5,903)	—	—	(5,903)
Stock-based compensation	—	—	17,114	—	—	17,114
Balances at June 30, 2024	36,846	$37	$623,939	$(534)	$(195,647)	$427,795
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	29,105	29,105
Other comprehensive income, net of tax	—	—	—	376	—	376
Issuance of common stock upon exercise of stock options	61	—	2,328	—	—	2,328
Repurchase of common stock	(584)	—	(7,014)	—	(60,018)	(67,032)
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43)	—	(5,105)	—	—	(5,105)
Issuance of common stock through employee stock purchase plan	29	—	2,988	—	—	2,988
Stock-based compensation	—	—	16,033	—	—	16,033
Balances at March 31, 2023	36,933	$37	$521,716	$(1,571)	$(252,360)	$267,822
Net income	—	—	—	—	35,382	35,382
Other comprehensive loss, net of tax	—	—	—	(145)	—	(145)
Issuance of common stock upon exercise of stock options	101	—	4,820	—	—	4,820
Repurchase of common stock	(346)	—	(4,157)	—	(38,335)	(42,492)
Issuance of common stock upon vesting of restricted stock units	96	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38)	—	(4,389)	—	—	(4,389)
Stock-based compensation	—	—	16,020	—	—	16,020
Balances at June 30, 2023	36,746	$37	$534,010	$(1,716)	$(255,313)	$277,018
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2024 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.
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
In December 2023, the FASB issued ASU 2023-09 requiring improvements to income tax disclosures. The new ASU requires disclosure of disaggregated information about the effective tax rate and income taxes paid. The requirements of the ASU are effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis The Company's annual reporting requirements will be effective for fiscal year 2025. Companies can choose to early adopt and apply the guidance retrospectively. The Company is in the process of analyzing the impact of the ASU on related disclosures.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$21,221	$—	$21,221
Commercial paper	—	24,106	24,106
U.S. Treasury and government agencies	—	213,122	213,122
Corporate bonds	—	112,049	112,049
Asset-backed securities	—	10,203	10,203
Foreign currency forward contracts	—	865	865
Total assets	$21,221	$360,345	$381,566
Foreign currency forward contracts	$—	$461	$461
Total liabilities	$—	$461	$461

	December 31, 2023
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$87	$—	$87
Commercial paper	—	54,279	54,279
U.S. Treasury and government agencies	—	208,536	208,536
Corporate bonds	—	56,465	56,465
Asset-backed securities	—	13,881	13,881
Foreign currency forward contracts	—	111	111
Total assets	$87	$333,272	$333,359
Foreign currency forward contracts	$—	$1,986	$1,986
Total liabilities	$—	$1,986	$1,986
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2024 and 2023.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$21,221	$—	$—	$21,221
Commercial paper	3,957	—	(3)	3,954
U.S. Treasury and government agencies	81,466	—	(2)	81,464
Total	106,644	—	(5)	106,639
Short-term marketable securities:
Commercial paper	20,179	—	(27)	20,152
Corporate bonds	31,859	1	(102)	31,758
Asset-backed securities	42	—	—	42
U.S. Treasury and government agencies	60,098	—	(46)	60,052
Total	112,178	1	(175)	112,004
Long-term marketable securities:
Corporate bonds	80,606	34	(349)	80,291
Asset-backed securities	10,094	67	—	10,161
U.S. Treasury and government agencies	71,701	12	(107)	71,606
Total	162,401	113	(456)	162,058
Total	$381,223	$114	$(636)	$380,701
(1)Excludes cash of $174.6 million.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$87	$—	$—	$87
U.S. Treasury and government agencies	54,620	4	—	54,624
Total	54,707	4	—	54,711
Short-term marketable securities:
Commercial paper	54,254	32	(7)	54,279
Corporate bonds	23,013	1	(149)	22,865
U.S. Treasury and government agencies	144,901	52	(204)	144,749
Total	222,168	85	(360)	221,893
Long-term marketable securities:
Corporate bonds	33,337	285	(22)	33,600
Asset-backed securities	13,785	102	(6)	13,881
U.S. Treasury and government agencies	9,116	49	(2)	9,163
Total	56,238	436	(30)	56,644
Total	$333,113	$525	$(390)	$333,248
(2)Excludes cash of $149.0 million.
The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$24,107	$(30)	$—	$—	$24,107	$(30)
Corporate bonds	85,389	(422)	3,772	(29)	89,161	(451)
U.S. Treasury and government agencies	191,339	(136)	11,903	(19)	203,242	(155)
Total	$300,835	$(588)	$15,675	$(48)	$316,510	$(636)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$24,838	$(7)	$—	$—	$24,838	$(7)
Asset-backed securities	—	—	1,485	(6)	1,485	(6)
Corporate bonds	—	—	20,717	(171)	20,717	(171)
U.S. Treasury and government agencies	43,373	(18)	18,172	(188)	61,545	(206)
Total	$68,211	$(25)	$40,374	$(365)	$108,585	$(390)

The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At June 30, 2024 and December 31, 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and six months ended June 30, 2024 and 2023.
The following summarizes the fair value of marketable securities by contractual maturity:

	June 30, 2024
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$218,780	$218,601
Due after One Year through Five Years	152,307	151,897
Asset-backed securities	10,136	10,203
Total	$381,223	$380,701
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
As of June 30, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €45.3 million, £16.9 million and Rs.4,138.0 million. As of December 31, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €48.5 million, £14.6 million and Rs.4,042.0 million.
As of June 30, 2024, an immaterial amount of net unrealized loss before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of June 30, 2024, an immaterial amount of net unrealized loss before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.

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
As of June 30, 2024, the Company had non-designated forward contracts with notional amounts of €9.8 million, £5.5 million, Rs.1,065.0 million, and Canadian Dollar ("C$" or "CAD") 1.8 million. As of December 31, 2023, the Company had non-designated forward contracts with notional amounts of €19.2 million, £6.0 million, Rs.440.0 million, and C$1.0 million.
The following summarizes the fair value of derivative financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$863	$63
Foreign currency forward contracts not designated as hedging instruments	2	48
Total	$865	$111
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$385	$1,502
Foreign currency forward contracts not designated as hedging instruments	76	484
Total	$461	$1,986
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of June 30, 2024 and December 31, 2023. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net gains (losses) from non-designated forward contracts	$(73)	$(109)	$439	$150
Other foreign currency transactions losses	(518)	(306)	(2,459)	(731)
Total foreign exchange losses, net	$(591)	$(415)	$(2,020)	$(581)

NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2023	$108	$(1,812)	$(1,704)
Change in unrealized gains (losses) during the period	(436)	1,222	786
Amount reclassified into income during the period	—	218	218
Tax effect	29	(336)	(307)
Net change during the period	(407)	1,104	697
Balances at March 31, 2024	$(299)	$(708)	$(1,007)
Change in unrealized gains (losses) during the period	(221)	465	244
Amount reclassified into income during the period	—	414	414
Tax effect	—	(185)	(185)
Net change during the period	(221)	694	473
Balances at June 30, 2024	$(520)	$(14)	$(534)

Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	1,131	(443)	688
Amount reclassified into income during the period	—	(534)	(534)
Tax effect	—	222	222
Net change during the period	1,131	(755)	376
Balances at March 31, 2023	$(1,574)	$3	$(1,571)
Change in unrealized gains (losses) during the period	312	65	377
Amount reclassified into income during the period	—	(665)	(665)
Tax effect	—	143	143
Net change during the period	312	(457)	(145)
Balances at June 30, 2023	$(1,262)	$(454)	$(1,716)
The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$(375)	$1,061	$(654)	$2,197
Cost of revenues	(9)	(91)	6	(230)
Research and development	(24)	(252)	13	(635)
Sales and marketing	(2)	(16)	1	(39)
General and administrative	(4)	(37)	2	(94)
Total	$(414)	$665	$(632)	$1,199
There was no reclassification of AOCI to other income (expense), net related to Available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023.

NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Computer equipment	$181,204	$179,002
Computer software	26,154	26,133
Leasehold improvements	20,987	20,924
Scanner appliances	18,661	18,369
Furniture, fixtures and equipment	6,800	6,699
Total property and equipment	253,806	251,127
Less: accumulated depreciation and amortization	(226,048)	(218,528)
Property and equipment, net	$27,758	$32,599
As of June 30, 2024 and December 31, 2023, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $9.9 million and $10.1 million, respectively, including assets that had not been placed in service of $6.1 million and $6.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $4.0 million and $6.1 million for the three months ended June 30, 2024 and 2023, respectively, and $8.5 million and $12.6 million for the six months ended June 30, 2024 and 2023, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $99.8 million and $86.4 million were recognized during the three months ended June 30, 2024 and 2023, respectively, and $229.6 million and $200.2 million were recognized during the six months ended June 30, 2024 and 2023, respectively, which amounts were included in the deferred revenue balances of $364.9 million and $317.2 million as of December 31, 2023 and 2022, respectively.
The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2024:

(in thousands)
2024 (remaining six months)	$111,389
2025	160,431
2026	78,439
2027	13,341
2028	997
2029 and thereafter	272
Total	$364,869
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
Revenues by sales channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Direct	$80,303	$78,818	$160,429	$153,911
Partner	68,405	58,391	134,084	113,981
Total	$148,708	$137,209	$294,513	$267,892
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
Deferred costs to obtain contracts are as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
Current	$6,301	$5,858
Noncurrent	$12,667	$11,844
For the three months ended June 30, 2024 and 2023, the Company recognized $1.8 million and $1.5 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized $3.4 million and $2.9 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
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

The carrying values of intangible assets are as follows:

		June 30, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(32,070)	$8,071
Patent licenses	14.0	1,387	(1,371)	16
Assembled workforce	2.0	359	(314)	45
Total intangibles subject to amortization		$41,887	$(33,755)	$8,132
Intangible assets not subject to amortization				40
Total intangible assets, net				$8,172

		December 31, 2023
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(30,667)	$9,474
Patent licenses	14.0	1,387	(1,322)	65
Assembled workforce	2.0	359	(223)	136
Total intangibles subject to amortization		$41,887	$(32,212)	$9,675
Intangible assets not subject to amortization				40
Total intangible assets, net				$9,715
Intangible asset amortization expense was $0.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.
As of June 30, 2024, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2024 (remaining six months)	$1,361
2025	2,556
2026	2,477
2027	1,738
Total expected future amortization expense	$8,132
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2030. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.8 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively, and $7.6 million and $8.2 million for the six months ended June 30, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash payments included in the measurement of lease liabilities	$7,073	$7,699
Lease liabilities arising from obtaining right-of-use assets	$27,822	$121
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.5	3.1
Weighted average discount rate	7.3%	5.2%
Maturities of the Company's operating lease liabilities as of June 30, 2024 are as follows:

(in thousands)
2024 (remaining six months)	$6,847
2025	12,569
2026	12,172
2027	12,225
2028	9,448
2029 and thereafter	7,313
Total minimum lease payments	60,574
Less: interest	(10,014)
Present value of net minimum lease payments	$50,560
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
On June 12, 2024, the Company's stockholders approved an amendment and restatement to the Restated 2012 Plan to increase the number of shares of the Company's common stock reserved for issuance by 1,092 thousand shares.
As of June 30, 2024, 2,716 thousand shares were available for grant under the Restated 2012 Plan.
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
During the six months ended June 30, 2024, 29 thousand shares were issued in connection with the purchase of common stock by participating employees. As of June 30, 2024, 465 thousand shares were available for future purchases.

Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the "Plans") generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the six months ended June 30, 2024 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2023	1,447	$97.98	6.5	$142,302
Granted	137	$167.29
Exercised	(107)	$55.74
Canceled	(46)	$123.66
Balance as of June 30, 2024	1,431	$106.93	6.5	$54,911
Vested and expected to vest as of June 30, 2024	1,276	$102.70	6.2	$53,581
Exercisable as of June 30, 2024	791	$81.61	4.9	$48,263
Restricted Stock Units
RSUs granted under the Plans generally only contain a service-based vesting condition that is typically satisfied over four years.
Performance-based Restricted Stock Units ("PRSUs") granted under the Plans contain both service-based and performance-based vesting conditions. In February 2024, the Company granted PRSUs to its executive officers and certain other members of its senior leadership team. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance targets, including revenue growth and adjusted EBITDA margin, set by the Compensation and Talent Committee of the board of directors of the Company. The target PRSUs are scheduled to vest in three equal annual installments over a three-year period. Each annual installments at 200% of the annual target will be considered granted when the performance targets for the corresponding performance year is determined and approved. The actual number of the PRSUs earned and eligible to vest ranges from 0% to 200% of the annual target number of PRSUs granted based on the weighted-average achievement of such Company annual performance metrics set for the corresponding annual performance period. The vesting and release of the first and second installment is capped at 100% of the target number at the end of the first and second year, respectively, with cumulative achievement over 100%, if any, to be vested and released at the end of the third year, together with the vesting of the third installment. For PRSUs granted under the Plans, any unvested PRSU award may be accelerated in part or in full upon the occurrence of certain events, such as death or disability, or a change in control, as defined in the grant agreement.
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the six months ended June 30, 2024 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2023	1,074	(1)	$133.60
Granted	233	(2)	$166.97
Vested	(240)	(3)	$127.56
Forfeited	(126)	(4)	$137.67
Balance as of June 30, 2024	941	(5)	$142.84
Outstanding and expected to vest as of June 30, 2024	712		$139.13
(1)Included 139 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(2)Included 156 thousand PRSUs granted to certain executive officers in the six months ended June 30, 2024.
(3)Included 64 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(4)Included 61 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(5)Included 170 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenues	$1,866	$1,717	$3,886	$3,309
Research and development	5,160	5,103	10,463	10,063
Sales and marketing	3,632	2,897	7,371	5,351
General and administrative	6,428	6,288	14,397	13,315
Total stock-based compensation, net of amounts capitalized (1)	$17,086	$16,005	$36,117	$32,038
(1)Total stock-based compensation expense capitalized was de minimis during the three and six months ended June 30, 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $1.3 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively, and $4.1 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, the Company had unrecognized stock-based compensation expenses of $22.7 million, $78.0 million, $5.0 million, and $0.3 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.4 years, 2.5 years, 0.6 years, and 0.1 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
Total as of June 30, 2024	$1,200.0
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
During the six months ended June 30, 2024 and 2023, the Company repurchased 337 thousand shares and 930 thousand shares of its common stock for approximately $53.0 million and $108.8 million, respectively. As of June 30, 2024, approximately $230.7 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the six months ended June 30, 2024 and 2023 and the Company's financial position as of June 30, 2024 and December 31, 2023.
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
The Company recorded an income tax provision of $10.4 million and $10.3 million for the three months ended June 30, 2024 and 2023, respectively, resulting in an effective tax rate of 19.2% and 22.5%, respectively. The increase in income tax provision for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily due to tax effect of an increase in pretax income, partially offset by lower net capitalization of research and development expenses for tax purposes.

The Company recorded an income tax provision of $20.2 million and $18.5 million for the six months ended June 30, 2024 and 2023, respectively, resulting in an effective tax rate of 19.5% and 22.3%, respectively. The increase in income tax provision for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily due to tax effect of an increase in pretax income, partially offset by an increase in excess tax benefits arising from stock-based compensation and lower net capitalization of research and development expenses for tax purposes.
As of June 30, 2024, the Company had unrecognized tax benefits of $12.7 million, of which $6.7 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2023, the Company had unrecognized tax benefits of $11.9 million, of which $6.1 million, if recognized, would favorably impact the Company's effective tax rate. The Company does not anticipate a material change in its unrecognized tax benefits in the next 12 months.
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
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
United States	$86,940	$82,955	$173,376	$160,971
Foreign	61,768	54,254	121,137	106,921
Total revenues	$148,708	$137,209	$294,513	$267,892
Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
United States	$51,258	$42,622
India	18,941	9,952
Rest of world	1,659	2,416
Total Long-lived Assets	$71,858	$54,990

NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$43,772	$35,382	$83,503	$64,487
Denominator:
Basic weighted average shares	36,915	36,842	36,935	36,954
Effect of potentially dilutive shares:
Stock options	364	460	418	475
Restricted stock units	182	131	237	120
Employee stock purchase plan	3	2	4	2
Diluted weighted average shares	37,464	37,435	37,594	37,551
Net income per share:
Basic	$1.19	$0.96	$2.26	$1.75
Diluted	$1.17	$0.95	$2.22	$1.72
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Stock options	577	1,022	451	1,005
Restricted stock units	45	192	23	279
Employee stock purchase plan	—	—	—	7
Total anti-dilutive shares	622	1,214	474	1,291

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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the six months ended June 30, 2024 and 2023, approximately 59% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our shared cloud platforms and provide support services to our customers. Other expenses include depreciation of shared cloud platform equipment, physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of shared cloud platforms, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to expand our shared cloud platform infrastructures and hire additional employees to support our operations, which in turn, is expected to increase the cost of revenues in absolute dollars.
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for our research and development teams. Other expenses include third-party contractor fees, software and license fees, amortization of intangibles related to acquisitions and overhead allocations. We expect to continue to devote resources to research and development in an effort to continuously improve our existing solutions as well as develop new solutions and capabilities, which in turn, is expected to increase the research and development expenses in absolute dollars.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to contract renewals as incurred. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to invest in additional sales personnel worldwide and also in more marketing programs to support new solutions on our platform, which in turn, is expected to increase sales and marketing expenses in absolute dollars.

General and Administrative
General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation for our executive, finance and accounting, IT, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocations. We expect to continue to add personnel and incur professional services to support our growth and compliance with legal and regulatory requirements, which in turn, is expected to increase general and administrative expenses in absolute dollars.
Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and returns from our cash equivalent, short-term and long-term marketable securities, non-marketable securities gains and losses, and foreign exchange gains and losses.
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of June 30, 2024, valuation allowances remain in certain jurisdictions where we believe it is necessary to see further positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. If additional positive evidence becomes available in the foreseeable future, we may release all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	100%	100%	100%	100%
Cost of revenues	18	19	18	20
Gross profit	82	81	82	80
Operating expenses:
Research and development	18	20	19	21
Sales and marketing	22	19	21	19
General and administrative	10	10	10	11
Total operating expenses	50	49	50	51
Income from operations	32	31	32	29
Total other income, net	4	2	3	2
Income before income taxes	36	33	35	31
Income tax provision	7	7	7	7
Net income	29%	26%	28%	24%

Comparison of Three and Six Months Ended June 30, 2024 and 2023
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$148,708	$137,209	$11,499	8%	$294,513	$267,892	$26,621	10%
Revenues increased by $11.5 million for the three months ended June 30, 2024 compared to the same period in 2023, driven by increased demand for our subscription services by our end customers. Of the total increase of $11.5 million in revenues, 94% was from revenues from customers existing prior to April 1, 2024, and the remaining 6% was from new customers added in the three months ended June 30, 2024. Of the total increase of $11.5 million, 35% was from customers in the United States and the remaining 65% was from customers in foreign countries. Of the total increase of $11.5 million, 13% was from direct customers and the remaining 87% was from partners. In the three months ended June 30, 2024, 54% of total revenue was direct and the remaining 46% was from partners.
Revenues increased by $26.6 million for the six months ended June 30, 2024 compared to the same period in 2023, driven by increased demand for our subscription services by our end customers. Of the total increase of $26.6 million in revenues, 88% was from revenues from customers existing prior to January 1, 2024, and the remaining 12% was from new customers added in the six months ended June 30, 2024. Of the total increase of $26.6 million, 47% was from customers in the United States and the remaining 53% was from customers in foreign countries. Of the total increase of $26.6 million, 24% was from direct customers and the remaining 76% was from partners. In the six months ended June 30, 2024, 54% of total revenue was direct and the remaining 46% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$26,415	$26,662	$(247)	(1%)	$53,613	$53,616	$(3)	—%
Cost of revenues decreased by $0.2 million for the three months ended June 30, 2024 compared to the same period in 2023, due to a decrease in depreciation and amortization expense of $2.0 million resulting from certain of our assets becoming fully depreciated or amortized, partially offset by an increase in personnel costs, including stock-based compensation, of $1.0 million, driven by additional employees hired to support the growth of our business, and an increase in shared cloud platform cost of $0.8 million.
Cost of revenues was flat for the six months ended June 30, 2024 compared to the same period in 2023, due to a decrease in depreciation and amortization expense of $4.0 million resulting from certain of our assets becoming fully depreciated or amortized, partially offset by an increase in personnel costs, including stock-based compensation, of $2.1 million, driven by additional employees hired to support the growth of our business, and an increase in shared cloud platform cost of $1.9 million.

Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$27,119	$27,424	$(305)	(1%)	$54,649	$55,219	$(570)	(1%)
Research and development expenses decreased by $0.3 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in overhead allocation, a decrease in depreciation and amortization in property and equipment, partially offset by an increase in personnel costs, including stock-based compensation, and an increase in shared cloud platform cost.
Research and development expenses decreased by $0.6 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in overhead allocation, a decrease in depreciation and amortization expense in property and equipment, partially offset by an increase in personnel costs, including stock-based compensation, and an increase in shared cloud platform cost.
Sales and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$32,146	$26,241	$5,905	23%	$61,554	$51,869	$9,685	19%
Sales and marketing expenses increased by $5.9 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $3.7 million, driven by increased headcount, an increase in marketing expenses related to trade shows of $1.3 million, an increase in travel and entertainment cost of $0.6 million, and an increase in advertising expenses of $0.3 million.
Sales and marketing expenses increased by $9.7 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $7.2 million, driven by increased headcount, an increase in marketing expenses related to trade shows of $1.3 million, an increase in travel and entertainment cost of $0.6 million, an increase in advertising expenses of $0.3 million, and an increase in subscribed license and software costs of $0.3 million.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$14,960	$14,055	$905	6%	$31,868	$29,183	$2,685	9%
General and administrative expenses increased by $0.9 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, driven by increased headcount, an increase in professional service expense, and an increase in legal expense and other fees.

General and administrative expenses increased by $2.7 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, driven by increased headcount and refresh grants to eligible employees and executives.
Total other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Total other income, net	$6,116	$2,850	$3,266	115%	$10,840	$5,031	$5,809	115%
Total other income, net increased by $3.3 million for the three months ended June 30, 2024, compared to the same periods in 2023, primarily due to an increase in interest income of $2.9 million driven by an increase in market interest rates, and a non-recurring unrealized loss of $0.5 million on a non-marketable equity security recognized during the three months ended June 30, 2023, partially offset by a $0.1 million increase in foreign currency loss.
Total other income, net increased by $5.8 million for the six months ended June 30, 2024, compared to the same periods in 2023, primarily due to an increase in interest income of $6.6 million driven by an increase in market interest rates, and a non-recurring unrealized loss of $0.5 million on a non-marketable equity security recognized during the six months ended June 30, 2023, partially offset by a $1.3 million increase in foreign currency loss.
Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$10,412	$10,295	$117	1%	$20,166	$18,549	$1,617	9%
Income tax provision increased by $0.1 million for the three months ended June 30, 2024 compared to the same period in 2023 due to the tax effect of an increase in pretax income, partially offset by lower net capitalization of research and development expenses for tax purposes.
Income tax provision increased by $1.6 million for the six months ended June 30, 2024 compared to the same period in 2023 due to the tax effect of an increase in pretax income, partially offset by an increase in excess tax benefits arising from stock-based compensation and lower net capitalization of research and development expenses for tax purposes.
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
Our net dollar expansion rates were 102% and 108% as of June 30, 2024 and June 30, 2023, respectively.
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
Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except percentages)		(in thousands, except percentages)
Net income	$43,772	$35,382	$83,503	$64,487
Net income as a percentage of revenues	29%	26%	28%	24%
Depreciation and amortization of property and equipment	4,009	6,230	8,476	12,902
Amortization of intangible assets	771	772	1,543	1,544
Income tax provision	10,412	10,295	20,166	18,549
Stock-based compensation	17,086	16,005	36,117	32,038
Total other income, net	(6,116)	(2,850)	(10,840)	(5,031)
Adjusted EBITDA	$69,934	$65,834	$138,965	$124,489
Adjusted EBITDA as a percentage of revenues	47%	48%	47%	46%

Liquidity and Capital Resources
As of June 30, 2024, our principal source of liquidity was cash, cash equivalents and marketable securities of $555.3 million, including $97.9 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$135,329	$118,328
Net cash provided by investing activities	3,361	2,273
Net cash used in financing activities	(62,650)	(108,175)
Net increase in cash, cash equivalents and restricted cash	$76,040	$12,426
Operating Activities
During the six months ended June 30, 2024, we generated $118.2 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $101.1 million during the six months ended June 30, 2023. In addition, we also generated $17.1 million of cash from changes in working capital during the six months ended June 30, 2024, of which $24.6 million was primarily attributed to a combined result of decreases in accounts receivable and deferred revenue due to the timing of collections and billings, partially offset by a $4.5 million increase in prepaid expenses and a $3.0 million decrease in payables and accrued liabilities primarily driven by the timing of payments. During the six months ended June 30, 2023, we generated $17.2 million of cash from changes in working capital, of which $16.7 million was attributed to the combined result of increases in deferred revenue and accounts receivable due to the growth in billing and timing of collections, and an $8.0 million increase in payables and accrued liabilities, partially offset by a $7.5 million increase in prepaid expenses primarily driven by the timing of payments.
Investing Activities
During the six months ended June 30, 2024, we generated $6.4 million of cash from sales and maturities of marketable securities net of purchases, partially offset by $3.1 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $7.7 million of cash provided by sales and maturity of marketable securities net of purchases, partially offset by $5.5 million of cash used in capital expenditures during the six months ended June 30, 2023.
Financing Activities
During the six months ended June 30, 2024, we used $53.0 million of cash for share repurchases, $17.7 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $6.0 million of proceeds from employee exercise of stock options and $3.6 million of proceeds from issuance of common stock through our ESPP, as compared to $108.8 million of cash used for share repurchases, and $9.5 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $7.1 million of proceeds from employee exercise of stock options and $3.0 million of proceeds from issuance of common stock through our ESPP during the six months ended June 30, 2023.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.

Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $60.6 million as of June 30, 2024, with $14.0 million expected to be paid within the next 12 months.
Purchase Commitments
As of June 30, 2024, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2024 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 7, 2024, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.2 billion. As of June 30, 2024, approximately $230.7 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of June 30, 2024, we had designated cash flow hedge forward contracts with notional amounts of €45.3 million, £16.9 million and Rs.4,138.0 million and non-designated forward contracts with notional amounts of €9.8 million, £5.5 million, Rs.1,065.0 million and C$1.8 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $555.3 million in cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2024. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of June 30, 2024, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2024, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
Our solutions, platforms, and system, and those of our service providers, may also suffer security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, at least part-time in our case, we and our service providers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be targeted for cyber-attacks and other security incidents. A breach in or incident impacting our data security, an attack against our service availability, or any breach, incident, or attack impacting our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach or other compromise of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss, unavailability or alteration of information, claims, demands and litigation, regulatory investigations, actions and other proceedings and possible liability. Any such actual or perceived security breach or incident or disruption could also divert the efforts of our technical and management personnel. We and our service providers may face difficulties or delays in identifying and responding to any security breach or incident. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as costs to respond to and otherwise address any breach or incident, including any to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach or incident could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2024, we derived approximately 46% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of June 30, 2024, approximately 75% of our employees were located outside of the United States, with 67% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2024, we incurred approximately 28% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2024, approximately 24% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $411.2 million in 2021 to $554.5 million in 2023, and headcount increasing from 1,498 employees at the beginning of 2021 to 2,269 employees as of June 30, 2024. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”). This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including, for example, Washington's My Health, My Data Act and legislation similar to the CCPA adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, Kentucky, New Jersey, New Hampshire, Maryland, Minnesota, Nebraska, and Rhode Island. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy and data protection obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” that substantially implement the GDPR in the United Kingdom following the United Kingdom’s exit from the European Union. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the European Economic Area (“EEA”), this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework and a related program, the Swiss-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses (“UK SCCs”), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2024, we had approximately 36.8 million shares of our common stock outstanding.
In addition, as of June 30, 2024, there were approximately 1.4 million options and 0.9 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2024, we had an aggregate of 2.7 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.5 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of June 30, 2024. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently, nor do we expect it to in the future, have a material impact to our results of operations. During the six months ended June 30, 2024, we repurchased 0.3 million shares of our common stock for approximately $53.0 million. As of June 30, 2024, approximately $230.7 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended June 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1 - April 30, 2024	66,000	$166.56	66,000	$254,660,726
May 1 - May 31, 2024	87,000	$149.71	87,000	$241,635,870
June 1 - June 30, 2024	79,529	$137.96	79,529	$230,664,270
Total	232,529		232,529
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021,

May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of June 30, 2024. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6.                                  Exhibits

Exhibit Number	Description

10.1*	Qualys, Inc. 2012 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.2*	Form of Stock Option Agreement under the 2012 Equity Incentive Plan, as amended and restated

10.3*	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 6, 2024.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)