Form 10-Q
period 2024-09-30
QUALYS, INC.
filed 2024-11-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of October 24, 2024 was 36,590,452.

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
•If we are unable to continue the expansion of our sales force and sales of our solutions, the growth of our business would be harmed.
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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$235,430	$203,665
Restricted cash	—	1,500
Short-term marketable securities	150,913	221,893
Accounts receivable, net of allowance of $1,154 and $778 as of September 30, 2024 and December 31, 2023, respectively	114,967	146,226
Prepaid expenses and other current assets	35,307	26,714
Total current assets	536,617	599,998
Long-term marketable securities	186,680	56,644
Property and equipment, net	27,343	32,599
Operating leases - right of use asset	41,294	22,391
Deferred tax assets, net	77,730	62,761
Intangible assets, net	7,451	9,715
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	22,561	19,863
Total assets	$908,323	$812,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,422	$988
Accrued liabilities	39,960	43,096
Deferred revenues, current	337,821	333,267
Operating lease liabilities, current	9,333	11,857
Total current liabilities	388,536	389,208
Deferred revenues, noncurrent	23,116	31,671
Operating lease liabilities, noncurrent	38,266	16,885
Other noncurrent liabilities	8,810	6,680
Total liabilities	458,728	444,444
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,640 and 36,909 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	37	37
Additional paid-in capital	642,435	597,921
Accumulated other comprehensive loss	(293)	(1,704)
Accumulated deficit	(192,584)	(228,080)
Total stockholders’ equity	449,595	368,174
Total liabilities and stockholders’ equity	$908,323	$812,618
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$153,867	$141,996	$448,380	$409,888
Cost of revenues	28,832	26,739	82,445	80,355
Gross profit	125,035	115,257	365,935	329,533
Operating expenses:
Research and development	28,901	27,782	83,550	83,001
Sales and marketing	32,686	27,881	94,240	79,750
General and administrative	18,494	15,999	50,362	45,182
Total operating expenses	80,081	71,662	228,152	207,933
Income from operations	44,954	43,595	137,783	121,600
Other income (expense), net:
Interest income	6,764	5,136	19,590	11,342
Other income (expense), net	605	(708)	(1,381)	(1,883)
Total other income, net	7,369	4,428	18,209	9,459
Income before income taxes	52,323	48,023	155,992	131,059
Income tax provision	6,111	1,508	26,277	20,057
Net income	$46,212	$46,515	$129,715	$111,002
Net income per share:
Basic	$1.26	$1.27	$3.52	$3.01
Diluted	$1.24	$1.24	$3.46	$2.96
Weighted average shares used in computing net income per share:
Basic	36,762	36,766	36,877	36,891
Diluted	37,136	37,448	37,441	37,516
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$46,212	$46,515	$129,715	$111,002
Other comprehensive income (loss), net of tax
Net change in unrealized gains on available-for-sale debt securities, net of tax	2,256	339	1,628	1,782
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(2,015)	510	(217)	(702)
Other comprehensive income, net of tax	241	849	1,411	1,080
Comprehensive income	$46,453	$47,364	$131,126	$112,082
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$129,715	$111,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,410	21,140
Provision for credit losses	411	230
Loss on non-marketable securities	—	533
Stock-based compensation, net of amounts capitalized	56,454	50,560
Accretion of discount on marketable securities, net	(5,231)	(3,502)
Deferred income taxes	(15,374)	(11,561)
Changes in operating assets and liabilities:
Accounts receivable	30,848	18,137
Prepaid expenses and other assets	(9,900)	(4,804)
Accounts payable	391	(1,428)
Accrued liabilities and other noncurrent liabilities	(1,351)	8,211
Deferred revenues	(4,001)	22,248
Net cash provided by operating activities	196,372	210,766
Cash flow from investing activities:
Purchases of marketable securities	(305,952)	(252,438)
Sales and maturities of marketable securities	252,940	212,202
Purchases of property and equipment	(6,497)	(7,263)
Net cash used in investing activities	(59,509)	(47,499)
Cash flow from financing activities:
Repurchase of common stock	(97,188)	(147,725)
Proceeds from exercise of stock options	8,311	28,384
Payments for taxes related to net share settlement of equity awards	(23,093)	(14,998)
Proceeds from issuance of common stock through employee stock purchase plan	6,872	6,077
Payment of acquisition-related holdback	(1,500)	—
Net cash used in financing activities	(106,598)	(128,262)
Net increase in cash, cash equivalents and restricted cash	30,265	35,005
Cash, cash equivalents and restricted cash at beginning of period	206,365	176,419
Cash, cash equivalents and restricted cash at end of period	$236,630	$211,424
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
Net income	—	—	—	—	39,731	39,731
Other comprehensive income, net of tax	—	—	—	697	—	697
Issuance of common stock upon exercise of stock options	46	—	2,770	—	—	2,770
Repurchase of common stock	(105)	—	(627)	—	(17,402)	(18,029)
Issuance of common stock upon vesting of restricted stock units	149	—	—	—	—	—
Taxes related to net share settlement of equity awards	(66)	—	(11,808)	—	—	(11,808)
Issuance of common stock through employee stock purchase plan	29	—	3,608	—	—	3,608
Stock-based compensation	—	—	19,059	—	—	19,059
Balances at March 31, 2024	36,962	$37	$610,923	$(1,007)	$(205,751)	$404,202
Net income	—	—	—	—	43,772	43,772
Other comprehensive income, net of tax	—	—	—	473	—	473
Issuance of common stock upon exercise of stock options	61	—	3,200	—	—	3,200
Repurchase of common stock	(233)	—	(1,395)	—	(33,668)	(35,063)
Issuance of common stock upon vesting of restricted stock units	91	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(5,903)	—	—	(5,903)
Stock-based compensation	—	—	17,114	—	—	17,114
Balances at June 30, 2024	36,846	$37	$623,939	$(534)	$(195,647)	$427,795
Net income	—	—	—	—	46,212	46,212
Other comprehensive income, net of tax	—	—	—	241	—	241
Issuance of common stock upon exercise of stock options	54	—	2,341	—	—	2,341
Repurchase of common stock	(344)	—	(2,064)	—	(43,149)	(45,213)
Issuance of common stock upon vesting of restricted stock units	91	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38)	—	(5,382)	—	—	(5,382)
Issuance of common stock through employee stock purchase plan	31	—	3,264	—	—	3,264
Stock-based compensation	—	—	20,337	—	—	20,337
Balances at September 30, 2024	36,640	$37	$642,435	$(293)	$(192,584)	$449,595
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	29,105	29,105
Other comprehensive income, net of tax	—	—	—	376	—	376
Issuance of common stock upon exercise of stock options	61	—	2,328	—	—	2,328
Repurchase of common stock	(584)	—	(7,014)	—	(60,018)	(67,032)
Issuance of common stock upon vesting of restricted stock units	108	—	—	—	—	—
Taxes related to net share settlement of equity awards	(43)	—	(5,105)	—	—	(5,105)
Issuance of common stock through employee stock purchase plan	29	—	2,988	—	—	2,988
Stock-based compensation	—	—	16,033	—	—	16,033
Balances at March 31, 2023	36,933	$37	$521,716	$(1,571)	$(252,360)	$267,822
Net income	—	—	—	—	35,382	35,382
Other comprehensive loss, net of tax	—	—	—	(145)	—	(145)
Issuance of common stock upon exercise of stock options	101	—	4,820	—	—	4,820
Repurchase of common stock	(346)	—	(4,157)	—	(38,335)	(42,492)
Issuance of common stock upon vesting of restricted stock units	96	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38)	—	(4,389)	—	—	(4,389)
Stock-based compensation	—	—	16,020	—	—	16,020
Balances at June 30, 2023	36,746	$37	$534,010	$(1,716)	$(255,313)	$277,018
Net income	—	—	—	—	46,515	46,515
Other comprehensive income, net of tax	—	—	—	849	—	849
Issuance of common stock upon exercise of stock options	239	—	21,236	—	—	21,236
Repurchase of common stock	(273)	—	(3,279)	—	(35,543)	(38,822)
Issuance of common stock upon vesting of restricted stock units	92	—	—	—	—	—
Taxes related to net share settlement of equity awards	(39)	—	(5,504)	—	—	(5,504)
Issuance of common stock through employee stock purchase plan	31	—	3,089	—	—	3,089
Stock-based compensation	—	—	18,536	—	—	18,536
Balances at September 30, 2023	36,796	$37	$568,088	$(867)	$(244,341)	$322,917
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2024 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$2,172	$—	$2,172
Commercial paper	—	14,383	14,383
U.S. Treasury and government agencies	—	231,248	231,248
Corporate bonds	—	121,371	121,371
Asset-backed securities	—	8,838	8,838
Foreign currency forward contracts	—	19	19
Total assets	$2,172	$375,859	$378,031
Foreign currency forward contracts	$—	$2,569	$2,569
Total liabilities	$—	$2,569	$2,569

	December 31, 2023
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$87	$—	$87
Commercial paper	—	54,279	54,279
U.S. Treasury and government agencies	—	208,536	208,536
Corporate bonds	—	56,465	56,465
Asset-backed securities	—	13,881	13,881
Foreign currency forward contracts	—	111	111
Total assets	$87	$333,272	$333,359
Foreign currency forward contracts	$—	$1,986	$1,986
Total liabilities	$—	$1,986	$1,986
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2024 and 2023.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$2,172	$—	$—	$2,172
Commercial paper	1,000	—	—	1,000
U.S. Treasury and government agencies	37,247	1	(1)	37,247
Total	40,419	1	(1)	40,419
Short-term marketable securities:
Commercial paper	13,376	8	(1)	13,383
Corporate bonds	38,697	148	(9)	38,836
U.S. Treasury and government agencies	98,450	252	(8)	98,694
Total	150,523	408	(18)	150,913
Long-term marketable securities:
Corporate bonds	81,514	1,026	(5)	82,535
Asset-backed securities	8,725	113	—	8,838
U.S. Treasury and government agencies	94,556	759	(8)	95,307
Total	184,795	1,898	(13)	186,680
Total	$375,737	$2,307	$(32)	$378,012
(1)Excludes cash of $195.0 million.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$87	$—	$—	$87
U.S. Treasury and government agencies	54,620	4	—	54,624
Total	54,707	4	—	54,711
Short-term marketable securities:
Commercial paper	54,254	32	(7)	54,279
Corporate bonds	23,013	1	(149)	22,865
U.S. Treasury and government agencies	144,901	52	(204)	144,749
Total	222,168	85	(360)	221,893
Long-term marketable securities:
Corporate bonds	33,337	285	(22)	33,600
Asset-backed securities	13,785	102	(6)	13,881
U.S. Treasury and government agencies	9,116	49	(2)	9,163
Total	56,238	436	(30)	56,644
Total	$333,113	$525	$(390)	$333,248
(2)Excludes cash of $149.0 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$7,968	$(1)	$—	$—	$7,968	$(1)
Corporate bonds	10,730	(7)	668	(7)	11,398	(14)
U.S. Treasury and government agencies	29,689	(17)	—	—	29,689	(17)
Total	$48,387	$(25)	$668	$(7)	$49,055	$(32)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$24,838	$(7)	$—	$—	$24,838	$(7)
Asset-backed securities	—	—	1,485	(6)	1,485	(6)
Corporate bonds	—	—	20,717	(171)	20,717	(171)
U.S. Treasury and government agencies	43,373	(18)	18,172	(188)	61,545	(206)
Total	$68,211	$(25)	$40,374	$(365)	$108,585	$(390)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At September 30, 2024 and December 31, 2023, the unrealized losses related to its marketable securities were due to higher market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and nine months ended September 30, 2024 and 2023.
The following summarizes the fair value of marketable securities by contractual maturity:

	September 30, 2024
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$190,942	$191,332
Due after One Year through Five Years	176,070	177,842
Asset-backed securities	8,725	8,838
Total	$375,737	$378,012

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
As of September 30, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €46.4 million, £18.0 million and Rs.4,273.0 million. As of December 31, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €48.5 million, £14.6 million and Rs.4,042.0 million.
As of September 30, 2024, the amount of net unrealized loss of $1.5 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of September 30, 2024, an immaterial amount of net unrealized loss before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of September 30, 2024, the Company had non-designated forward contracts with notional amounts of €12.5 million, £5.1 million, Rs.1,208.0 million, and Canadian Dollar ("C$" or "CAD") 1.2 million. As of December 31, 2023, the Company had non-designated forward contracts with notional amounts of €19.2 million, £6.0 million, Rs.440.0 million, and C$1.0 million.

The following summarizes the fair value of derivative financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$—	$63
Foreign currency forward contracts not designated as hedging instruments	19	48
Total	$19	$111
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$2,474	$1,502
Foreign currency forward contracts not designated as hedging instruments	95	484
Total	$2,569	$1,986
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of September 30, 2024 and December 31, 2023. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Net gains (losses) from non-designated forward contracts	$(896)	$540	$(457)	$690
Other foreign currency transactions gains (losses)	1,501	(1,248)	(958)	(1,979)
Total foreign exchange gains (losses), net	$605	$(708)	$(1,415)	$(1,289)

NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2023	$108	$(1,812)	$(1,704)
Change in unrealized gains (losses) during the period	(436)	1,222	786
Amount reclassified into income during the period	—	218	218
Tax effect	29	(336)	(307)
Net change during the period	(407)	1,104	697
Balances at March 31, 2024	$(299)	$(708)	$(1,007)
Change in unrealized gains (losses) during the period	(221)	465	244
Amount reclassified into income during the period	—	414	414
Tax effect	—	(185)	(185)
Net change during the period	(221)	694	473
Balances at June 30, 2024	$(520)	$(14)	$(534)
Change in unrealized gains (losses) during the period	2,796	(3,065)	(269)
Amount reclassified into income during the period	—	423	423
Tax effect	(540)	627	87
Net change during the period	2,256	(2,015)	241
Balances at September 30, 2024	$1,736	$(2,029)	$(293)

Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	1,131	(443)	688
Amount reclassified into income during the period	—	(534)	(534)
Tax effect	—	222	222
Net change during the period	1,131	(755)	376
Balances at March 31, 2023	$(1,574)	$3	$(1,571)
Change in unrealized gains (losses) during the period	312	65	377
Amount reclassified into income during the period	—	(665)	(665)
Tax effect	—	143	143
Net change during the period	312	(457)	(145)
Balances at June 30, 2023	$(1,262)	$(454)	$(1,716)
Change in unrealized gains (losses) during the period	339	1,249	1,588
Amount reclassified into income during the period	—	(580)	(580)
Tax effect	—	(159)	(159)
Net change during the period	339	510	849
Balances at September 30, 2023	$(923)	$56	$(867)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$(320)	$721	$(974)	$2,918
Cost of revenues	(25)	(32)	(19)	(262)
Research and development	(64)	(89)	(51)	(724)
Sales and marketing	(6)	(6)	(5)	(45)
General and administrative	(8)	(14)	(6)	(108)
Total	$(423)	$580	$(1,055)	$1,779
There was no reclassification of AOCI to other income (expense), net related to Available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Computer equipment	$182,926	$179,002
Computer software	26,157	26,133
Leasehold improvements	21,894	20,924
Scanner appliances	18,661	18,369
Furniture, fixtures and equipment	5,087	6,699
Total property and equipment	254,725	251,127
Less: accumulated depreciation and amortization	(227,382)	(218,528)
Property and equipment, net	$27,343	$32,599
As of September 30, 2024 and December 31, 2023, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $9.4 million and $10.1 million, respectively, including assets that had not been placed in service of $5.8 million and $6.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $3.6 million and $5.8 million for the three months ended September 30, 2024 and 2023, respectively, and $12.1 million and $18.4 million for the nine months ended September 30, 2024 and 2023, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $66.8 million and $57.2 million were recognized during the three months ended September 30, 2024 and 2023, respectively, and $296.5 million and $257.4 million were recognized during the nine months ended September 30, 2024 and 2023, respectively, which amounts were included in the deferred revenue balances of $364.9 million and $317.2 million as of December 31, 2023 and 2022, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2024:

(in thousands)
2024 (remaining three months)	$63,367
2025	193,560
2026	100,797
2027	24,172
2028	1,018
2029 and thereafter	387
Total	$383,301
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
Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Direct	$81,636	$80,499	$242,065	$234,410
Partner	72,231	61,497	206,315	175,478
Total	$153,867	$141,996	$448,380	$409,888
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

Deferred costs to obtain contracts are as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
Current	$6,796	$5,858
Noncurrent	$14,041	$11,844
For the three months ended September 30, 2024 and 2023, the Company recognized $1.8 million and $1.5 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized $5.2 million and $4.4 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
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
The carrying values of intangible assets are as follows:

		September 30, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(32,730)	$7,411
Patent licenses	14.0	1,387	(1,387)	—
Assembled workforce	2.0	359	(359)	—
Total intangibles subject to amortization		$41,887	$(34,476)	$7,411
Intangible assets not subject to amortization				40
Total intangible assets, net				$7,451

		December 31, 2023
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(30,667)	$9,474
Patent licenses	14.0	1,387	(1,322)	65
Assembled workforce	2.0	359	(223)	136
Total intangibles subject to amortization		$41,887	$(32,212)	$9,675
Intangible assets not subject to amortization				40
Total intangible assets, net				$9,715

Intangible asset amortization expense was $0.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.
As of September 30, 2024, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2024 (remaining three months)	$640
2025	2,556
2026	2,477
2027	1,738
Total expected future amortization expense	$7,411
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2030. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $4.5 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively, and $12.1 million and $12.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash payments included in the measurement of lease liabilities	$10,665	$11,350
Lease liabilities arising from obtaining right-of-use assets	$28,157	$121
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.4	3.1
Weighted average discount rate	7.4%	5.2%

Maturities of the Company's operating lease liabilities as of September 30, 2024 are as follows:

(in thousands)
2024 (remaining three months)	$2,865
2025	12,593
2026	12,194
2027	12,249
2028	9,473
2029 and thereafter	7,377
Total minimum lease payments	56,751
Less: interest	(9,152)
Present value of net minimum lease payments	$47,599
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
As of September 30, 2024, 2,562 thousand shares were available for grant under the Restated 2012 Plan.

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
During the nine months ended September 30, 2024, 59 thousand shares were issued in connection with the purchase of common stock by participating employees. As of September 30, 2024, 435 thousand shares were available for future purchases.
Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the "Plans") generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the nine months ended September 30, 2024 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2023	1,447	$97.98	6.5	$142,302
Granted	194	$161.93
Exercised	(161)	$51.48
Canceled	(72)	$130.47
Balance as of September 30, 2024	1,408	$110.47	6.5	$35,988
Vested and expected to vest as of September 30, 2024	1,268	$106.81	6.3	$35,653
Exercisable as of September 30, 2024	809	$88.39	5.0	$34,100
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
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the nine months ended September 30, 2024 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2023	1,074	(1)	$133.60
Granted	410	(2)	$159.26
Vested	(332)	(3)	$127.84
Forfeited	(178)	(4)	$139.68
Balance as of September 30, 2024	974	(5)	$145.25
Outstanding and expected to vest as of September 30, 2024	733		$142.66
(1)Included 139 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(2)Included 156 thousand PRSUs granted to certain executive officers in the nine months ended September 30, 2024.
(3)Included 64 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(4)Included 70 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(5)Included 161 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expense included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenues	$2,081	$1,946	$5,967	$5,255
Research and development	5,448	5,671	15,911	15,734
Sales and marketing	3,649	3,229	11,020	8,580
General and administrative	9,159	7,676	23,556	20,991
Total stock-based compensation, net of amounts capitalized (1)	$20,337	$18,522	$56,454	$50,560
(1)Total stock-based compensation expense capitalized was de minimis during the three and nine months ended September 30, 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $3.9 million and $2.7 million during the three months ended September 30, 2024 and 2023, respectively, and $8.0 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company had unrecognized stock-based compensation expenses of $21.6 million, $80.2 million, $3.9 million, and $1.0 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.4 years, 2.6 years, 0.3 years, and 0.4 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
Total as of September 30, 2024	$1,200.0
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
During the nine months ended September 30, 2024 and 2023, the Company repurchased 681 thousand shares and 1,203 thousand shares of its common stock for approximately $98.0 million and $147.7 million, respectively. As of September 30, 2024, approximately $185.7 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the nine months ended September 30, 2024 and 2023 and the Company's financial position as of September 30, 2024 and December 31, 2023.
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

The Company recorded an income tax provision of $6.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, resulting in an effective tax rate of 11.7% and 3.1%, respectively. The increase in income tax provision for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation. The increase was partially offset by higher foreign derived intangible income benefit, higher research and development tax credits, and discrete tax adjustments.
The Company recorded an income tax provision of $26.3 million and $20.1 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in an effective tax rate of 16.8% and 15.3%, respectively. The increase in income tax provision for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily due to the tax effect of an increase in pretax income. The increase was partially offset by higher foreign derived intangible income benefit, higher research and development tax credits, and discrete tax adjustments.
As of September 30, 2024, the Company had unrecognized tax benefits of $14.3 million, of which $7.8 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2023, the Company had unrecognized tax benefits of $11.9 million, of which $6.1 million, if recognized, would favorably impact the Company's effective tax rate. Due to various factors, including uncertainties of administrative and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is uncertain. It is possible that within the next twelve months the Company may receive additional tax adjustments that could result in changes to the Company's unrecognized tax benefits related to positions on prior year tax filings.
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
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
United States	$89,238	$85,377	$262,614	$246,348
Foreign	64,629	56,619	185,766	163,540
Total revenues	$153,867	$141,996	$448,380	$409,888
Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
United States	$47,643	$42,622
India	19,404	9,952
Rest of world	1,590	2,416
Total Long-lived Assets	$68,637	$54,990

NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$46,212	$46,515	$129,715	$111,002
Denominator:
Basic weighted average shares	36,762	36,766	36,877	36,891
Effect of potentially dilutive shares:
Stock options	279	465	372	471
Restricted stock units	91	212	188	151
Employee stock purchase plan	4	5	4	3
Diluted weighted average shares	37,136	37,448	37,441	37,516
Net income per share:
Basic	$1.26	$1.27	$3.52	$3.01
Diluted	$1.24	$1.24	$3.46	$2.96
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Stock options	854	762	585	925
Restricted stock units	311	1	119	186
Employee stock purchase plan	—	14	—	9
Total anti-dilutive shares	1,165	777	704	1,120

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
•economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, high interest rates, recessionary fears, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts;
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the nine months ended September 30, 2024 and 2023, approximately 59% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
Impacts of Current Macroeconomic Environment
The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by the inflationary pressure, high interest rates, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of September 30, 2024, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	100%	100%	100%	100%
Cost of revenues	19	19	18	20
Gross profit	81	81	82	80
Operating expenses:
Research and development	19	20	19	20
Sales and marketing	21	20	21	19
General and administrative	12	10	11	11
Total operating expenses	52	50	51	50
Income from operations	29	31	31	30
Total other income, net	5	3	4	2
Income before income taxes	34	34	35	32
Income tax provision	4	1	6	5
Net income	30%	33%	29%	27%

Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$153,867	$141,996	$11,871	8%	$448,380	$409,888	$38,492	9%
Revenues increased by $11.9 million for the three months ended September 30, 2024 compared to the same period in 2023, driven by increased demand for our subscription services by our end customers. Of the total increase of $11.9 million in revenues, 93% was from revenues from customers existing prior to July 1, 2024, and the remaining 7% was from new customers added in the three months ended September 30, 2024. Of the total increase of $11.9 million, 33% was from customers in the United States and the remaining 67% was from customers in foreign countries. Of the total increase of $11.9 million, 10% was from direct customers and the remaining 90% was from partners. In the three months ended September 30, 2024, 53% of total revenue was direct and the remaining 47% was from partners.
Revenues increased by $38.5 million for the nine months ended September 30, 2024 compared to the same period in 2023, driven by increased demand for our subscription services by our end customers. Of the total increase of $38.5 million in revenues, 78% was from revenues from customers existing prior to January 1, 2024, and the remaining 22% was from new customers added in the nine months ended September 30, 2024. Of the total increase of $38.5 million, 42% was from customers in the United States and the remaining 58% was from customers in foreign countries. Of the total increase of $38.5 million, 20% was from direct customers and the remaining 80% was from partners. In the nine months ended September 30, 2024, 54% of total revenue was direct and the remaining 46% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$28,832	$26,739	$2,093	8%	$82,445	$80,355	$2,090	3%
Cost of revenues increased by $2.1 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in shared cloud platform cost of $2.1 million, an increase in personnel costs, including stock-based compensation, of $1.2 million, driven by additional employees hired to support the growth of our business, an increase in professional service expenses and license expenses of $0.9 million, partially offset by a decrease in depreciation and amortization expense of $2.1 million resulting from certain of our assets becoming fully depreciated or amortized.
Cost of revenues increased by $2.1 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in shared cloud platform cost of $3.9 million, an increase in personnel costs, including stock-based compensation, of $3.2 million, driven by additional employees hired to support the growth of our business, an increase in license expenses and professional service expenses of $1.1 million, partially offset by a decrease in depreciation and amortization expense of $6.1 million resulting from certain of our assets becoming fully depreciated or amortized.

Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$28,901	$27,782	$1,119	4%	$83,550	$83,001	$549	1%
Research and development expenses increased by $1.1 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, driven by increased headcount.
Research and development expenses increased by $0.5 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $2.2 million, driven by increased headcount, partially offset by a decrease in overhead allocation of $1.0 million, and a decrease in depreciation and amortization expense in property and equipment of $0.7 million.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$32,686	$27,881	$4,805	17%	$94,240	$79,750	$14,490	18%
Sales and marketing expenses increased by $4.8 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $3.7 million, driven by increased headcount, and an increase in travel and entertainment cost and other expenses of $1.1 million.
Sales and marketing expenses increased by $14.5 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $10.8 million, driven by increased headcount, an increase in marketing expenses related to trade shows of $1.7 million, an increase in travel and entertainment cost of $1.6 million, and an increase in subscribed license and software costs of $0.4 million.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$18,494	$15,999	$2,495	16%	$50,362	$45,182	$5,180	11%
General and administrative expenses increased by $2.5 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $1.3 million, driven by increased headcount, annual merit increases and refresh grants to eligible employees and executives, and an increase in subscribed software costs and other expenses of $1.2 million.

General and administrative expenses increased by $5.2 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $4.5 million, driven by increased headcount, annual merit increases and refresh grants to eligible employees and executives, and an increase in subscribed software costs and other expenses of $0.7 million.
Total other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Total other income, net	$7,369	$4,428	$2,941	66%	$18,209	$9,459	$8,750	93%
Total other income, net increased by $2.9 million for the three months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in interest income of $1.6 million driven by an increase in market interest rates and our investment balance, and an increase in foreign currency gain of $1.3 million.
Total other income, net increased by $8.8 million for the nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in interest income of $8.3 million driven by an increase in market interest rates and our investment balance, and a non-recurring unrealized loss of $0.5 million on a non-marketable equity security recognized during the nine months ended September 30, 2023.
Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$6,111	$1,508	$4,603	305%	$26,277	$20,057	$6,220	31%
Income tax provision increased by $4.6 million for the three months ended September 30, 2024 compared to the same period in 2023 due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation. The increase was partially offset by higher foreign derived intangible income benefit, higher research and development tax credits, and discrete tax adjustments.
Income tax provision increased by $6.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to the tax effect of an increase in pretax income. The increase was partially offset by higher foreign derived intangible income benefit, higher research and development tax credits, and discrete tax adjustments.
For the three months and nine months ended September 30, 2024, our income tax provision was reduced by $4.0 million primarily due to higher foreign derived intangible income benefit and research and development tax credits than previously estimated. The above income tax benefit includes a discrete tax benefit of $2.5 million associated with our U.S. income tax return.
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
Our net dollar expansion rates were 103% and 106% as of September 30, 2024 and September 30, 2023, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except percentages)		(in thousands, except percentages)
Net income	$46,212	$46,515	$129,715	$111,002
Net income as a percentage of revenues	30%	33%	29%	27%
Depreciation and amortization of property and equipment	3,670	5,922	12,146	18,824
Amortization of intangible assets	721	772	2,264	2,316
Income tax provision	6,111	1,508	26,277	20,057
Stock-based compensation	20,337	18,522	56,454	50,560
Total other income, net	(7,369)	(4,428)	(18,209)	(9,459)
Adjusted EBITDA	$69,682	$68,811	$208,647	$193,300
Adjusted EBITDA as a percentage of revenues	45%	48%	47%	47%
Liquidity and Capital Resources
As of September 30, 2024, our principal source of liquidity was cash, cash equivalents and marketable securities of $573.0 million, including $122.4 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$196,372	$210,766
Net cash used in investing activities	(59,509)	(47,499)
Net cash used in financing activities	(106,598)	(128,262)
Net increase in cash, cash equivalents and restricted cash	$30,265	$35,005
Operating Activities
During the nine months ended September 30, 2024, we generated $180.4 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $168.4 million during the nine months ended September 30, 2023. In addition, we also generated $16.0 million of cash from changes in working capital during the nine months ended September 30, 2024, of which $26.8 million was related to decreases in accounts receivable and deferred revenue due to the timing of collections and billings, partially offset by a $9.9 million increase in prepaid expenses and a $1.0 million decrease in payables and accrued liabilities primarily driven by the timing of payments. During the nine months ended September 30, 2023, we generated $42.4 million of cash from changes in working capital, of which $40.4 million was attributed to the combination of an increase in deferred revenue and a decrease accounts receivable due to the growth in billing and timing of collections, and a $6.8 million increase in payables and accrued liabilities, partially offset by a $4.8 million increase in prepaid expenses primarily driven by the timing of payments.

Investing Activities
During the nine months ended September 30, 2024, we used $53.0 million of cash for purchases of marketable securities net of sales and maturities, and used $6.5 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $40.2 million of cash for purchases of marketable securities net of sales and maturities, and used $7.3 million of cash in capital expenditures during the nine months ended September 30, 2023.
Financing Activities
During the nine months ended September 30, 2024, we used $97.2 million of cash for share repurchases, $23.1 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $8.3 million of proceeds from employee exercise of stock options and $6.9 million of proceeds from issuance of common stock through our ESPP, as compared to $147.7 million of cash used for share repurchases, and $15.0 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $28.4 million of proceeds from employee exercise of stock options and $6.1 million of proceeds from issuance of common stock through our ESPP during the nine months ended September 30, 2023.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $56.8 million as of September 30, 2024, with $13.6 million expected to be paid within the next 12 months.
Purchase Commitments
As of September 30, 2024, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2024 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 7, 2024, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.2 billion. As of September 30, 2024, approximately $185.7 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of September 30, 2024, we had designated cash flow hedge forward contracts with notional amounts of €46.4 million, £18.0 million and Rs.4,273.0 million and non-designated forward contracts with notional amounts of €12.5 million, £5.1 million, Rs.1,208.0 million and C$1.2 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $573.0 million in cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2024. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of September 30, 2024, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2024, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
Our solutions, platforms, and system, and those of our service providers, are subject to security incidents as a result of technical and non-technical issues, including intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, at least part-time in our case, we and our service providers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we are targeted for cyber-attacks and other security incidents. A breach in or incident impacting our data security, an attack against our service availability, or any breach, incident, or attack impacting our third-party service providers, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach or other compromise of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss, unavailability or alteration of information, claims, demands and litigation, regulatory investigations, actions and other proceedings and possible liability. Any such actual or perceived security breach or incident or disruption could also divert the efforts of our technical and management personnel. We and our service providers may face difficulties or delays in identifying and responding to any security breach or incident. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as costs to respond to and otherwise address any breach or incident, including any to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach or incident could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2024, we derived approximately 46% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to recruit additional channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of September 30, 2024, approximately 76% of our employees were located outside of the United States, with 68% of our employees located in Pune, India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2024, we incurred approximately 27% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2024, approximately 25% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $411.2 million in 2021 to $554.5 million in 2023, and headcount increasing from 1,498 employees at the beginning of 2021 to 2,378 employees as of September 30, 2024. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
We collect certain personal information of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers, and we may collect, store and otherwise process personal or confidential information more generally in connection with our business and operations. Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure and retention of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply.

These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union has adopted the Global Data Protection Regulation (“GDPR”). This regulation, which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to four percent of the previous year’s annual revenue or €20 million, whichever is higher. The GDPR may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide certain disclosures to California consumers and affords such consumers rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including, for example, Washington's My Health, My Data Act and legislation similar to the CCPA adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, Kentucky, New Jersey, New Hampshire, Maryland, Minnesota, Nebraska, and Rhode Island. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy and data protection obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and information security laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” that substantially implement the GDPR in the United Kingdom following the United Kingdom’s exit from the European Union. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the European Economic Area (“EEA”), this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the United Kingdom extension to the EU-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses (“UK SCCs”), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework, United Kingdom extension to the EU-U.S. Data Privacy Framework, revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, or Switzerland. We may experience reluctance or refusal by current or prospective European customers to use our products, and we and our customers may face a risk of enforcement actions by data protection authorities relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2024, we had approximately 36.6 million shares of our common stock outstanding.
In addition, as of September 30, 2024, there were approximately 1.4 million options and 1.0 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2024, we had an aggregate of 2.6 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.4 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of September 30, 2024. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently, nor do we expect it to in the future, have a material impact to our results of operations. During the nine months ended September 30, 2024, we repurchased 0.7 million shares of our common stock for approximately $98.0 million. As of September 30, 2024, approximately $185.7 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1 - July 31, 2024	91,747	$143.94	91,747	$217,458,637
August 1 - August 31, 2024	132,000	$127.04	132,000	$200,689,380
September 1 - September 30, 2024	120,267	$124.47	120,267	$185,719,490
Total	344,014		344,014
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021,

May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of September 30, 2024. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
On August 16, 2024, Jeffrey P. Hank, the chair of our board of directors, modified his existing Rule 10b5-1 trading arrangement dated November 21, 2023 (the “Original Plan”), which has the effect of terminating the Original Plan and adopting a new Rule 10b5-1 trading arrangement (the “New Plan”). The New Plan provides for the sale from time to time of an aggregate of up to 8,850 shares of our common stock plus an additional number of shares to be acquired on the date of the Company's 2025 Annual Meeting of Stockholders. Pursuant to the Company's non-employee director compensation program, each non-employee director who has served on our board of directors for at least six months prior to such date will be granted an annual award of restricted stock units on such day. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the New Plan is until June 30, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 21, 2024, Joo Mi Kim, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 54,319 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 20, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 21, 2024, Bruce Posey, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 54,586 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 2, 2025, or earlier if all transactions under the trading arrangement are completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2024.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 5, 2024.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)