Form 10-K
period 2024-12-31
QUALYS, INC.
filed 2025-02-21
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No   ☒
As of June 30, 2024, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $3,908 million based on the last reported sale price of the registrant's common stock on June 30, 2024. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant's common stock outstanding as of February 11, 2025 was 36,477,672 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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
•Our platform, products, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.
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
•The sales prices of our solutions are subject to competitive pressures and may decrease, which may reduce our gross profits and adversely impact our financial results.
•If our solutions fail to detect vulnerabilities or incorrectly detect vulnerabilities, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.

•If we are unable to recruit and retain qualified sales personnel, sales of our solutions and the growth of our business would be harmed.
•We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to effectively manage our distribution channels, our revenues could decline and our growth prospects could suffer.
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
•We depend on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
•If we are unable to hire, retain and motivate qualified personnel, our business may suffer.
•A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
•Our success in acquiring and integrating other businesses, products or technologies could impact our financial position.
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
•We use AI/machine learning technologies in our solutions that could result in harm to our business and operating results.
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
•anticipated technology trends, such as the use of cloud solutions, and use of artificial intelligence ("AI");
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
•maintaining and enhancing our relationships with channel partners;
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
Our cloud platform is currently used by over 10,000 customers worldwide, including a majority of the Forbes Global 100. Our revenues increased to $607.6 million in 2024 from $554.5 million in 2023 and $489.7 million in 2022.
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
•Remediation and Workflow. An integrated workflow engine that allows customers to automatically generate helpdesk tickets for remediation to manage compliance exceptions based on customer-defined policies, enabling subsequent review, commentary, tracking and escalation. This engine automatically distributes remediation tasks to IT administrators upon scan completion, tracks remediation progress and closes open tickets once patches or other mitigating actions are applied and remediation is verified in subsequent scans.
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
The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as asset management, vulnerability and configuration management, risk remediation, threat detection and response, compliance and cloud security solutions.
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
Asset Management
Cybersecurity Asset Management (CSAM): CSAM is an all-in-one solution that leverages the power of our cloud platform with its multiple native sensors and CMDB synchronization to continuously inventory known and unknown assets, discover installed applications, and overlay business and risk context to establish asset criticality. It identifies unauthorized or end-of-life and end-of-service software and the absence of required security tools, and assesses the health of the attack surface. Further, CSAM enables response options with threat alerts and software removal and delivers regulatory reporting in support of the Federal Risk and Authorization Management Program (FedRAMP), Payment Card Industry Data Security Standard (PCI-DSS) and other mandates. CSAM includes External Attack Surface Management (EASM), which allows discovery of internet facing unknown assets.
Vulnerability and Configuration Management
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
Risk Remediation
Patch Management (PM): PM provides automated patch deployment capabilities for Windows, Linux, Mac and third party software by correlating vulnerabilities and the right set of remediation including patches and configuration fixes. It continuously gathers and uploads telemetry about installed software, open vulnerabilities and missing patches to our cloud platform. The resulting shared visibility of assets and their posture enables IT and security teams to collaborate using common vulnerability-centric terminology and provides a consistent data set to analyze, prioritize, deploy and verify patches more efficiently. Patch Management is a component of Qualys' TruRisk Eliminate suite of remediation solutions. TruRusk Eliminate encompasses a broad range of remediation capabilities for organizations when patches are not yet available or feasible to deploy.
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
Cloud Security
Qualys TotalCloud is a Cloud-Native Application Protection Platform (CNAPP), which provides an integrated suite of security capabilities designed for multi-cloud environments. It provides complete visibility and cyber-risk exposure assessment across cloud assets, enabling continuous discovery and monitoring of the cloud landscape to identify risks and maintain compliance. With its FlexScan technology, TotalCloud offers comprehensive assessment features that include no-touch, agentless, API, and snapshot-based scanning, along with agent and network-based scanning for thorough vulnerability detection. The TruRisk component allows for a unified risk view, correlating vulnerabilities, security controls, and compliance across resources to prioritize and reduce cyber risks effectively. For real-time defense, TotalCloud's InstaProtect continuously monitors all cloud assets to detect and protect against evolving and unknown threats. Remediation is streamlined through our QFlow technology, which provides no-code, drag-and-drop workflows for efficient vulnerability management. TotalCloud provides organizations with an all-encompassing solution, delivering fast, agentless, real-time security and compliance across a variety of use cases, including Cloud Workload Protection (CWP), Cloud Detection and Response (CDR), Cloud Security Posture Management (CSPM), Infrastructure as Code (IaC), SaaS Security Posture Management (SSPM), and Kubernetes and Container Security (KCS) to offer organizations a single unified solution for comprehensively securing their cloud and multi-cloud environments.
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

•Expand the use of our suite of solutions by our large and diverse customer base. With more than 10,000 customers, across many industries and geographies, we believe we have a significant opportunity to sell additional solutions to our customers and expand their use of our suite of solutions. Because our customers typically initially deploy one or two of our solutions in select parts of their IT infrastructures, our existing customers serve as a strong source of new sales as they expand their scope and increase their subscriptions or choose to adopt additional solutions from our integrated suite of IT, security and compliance offerings. In this regard, we continue to enhance our sales execution and marketing functions to increase adoption of our newly developed solutions among our existing customers.
•Drive new customer growth and broaden our global reach. We are pursuing new customers by targeting key accounts, releasing free IT, security and compliance services and enhancing both our sales and marketing organization and network of channel partners. We will continue to seek to make significant investments to encourage organizations to replace their existing security products with our cloud solutions. We intend to enhance our relationships with key security consulting organizations, leading cloud service providers, managed security service providers, leading cloud providers and value-added resellers to accelerate the adoption of our cloud platform. We seek to strengthen existing relationships as well as establish new relationships to increase the distribution and market awareness of our cloud platform and target new geographic regions. We also plan to partner with such security providers that can host our private cloud offering within their shared cloud platforms, helping us expand our reach in new markets and new geographies.
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
Our Customers
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2024, we had over 10,000 customers worldwide, including a majority of the Forbes Global 100. In each of 2024, 2023 and 2022, no one customer accounted for more than 10% of our revenues. In 2024, 2023 and 2022, 58%, 60% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.
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
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner retaining the margin between the price they purchase from us and the price they sell to the end user. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2024, 2023 and 2022, 46%, 43% and 42%, respectively, of our revenues were generated by channel partners.
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
Shared Cloud Platform Agreements
Our shared cloud platform operations are provided by large third-party vendors and are located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. Our shared cloud platform agreements have varying terms through 2030.
Competition
The expanding capabilities of our IT, security and compliance solutions have enabled us to address a growing array of opportunities in the cloud IT, security and compliance market. We compete with a large and broad array of established and emerging vulnerability management vendors, compliance vendors and data security vendors in a highly fragmented and competitive environment.

We compete with large and small public companies, such as CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Invicti, Tanium, and Wiz. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management and Patch Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2024, we have 42 issued patents, which expire from 2029 to 2042, several pending U.S. patent applications and an exclusive license to four U.S. patents. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. The licenses are currently exclusive and will remain exclusive so long as we make an appropriately-timed written election and pay an annual fixed royalty for ten years thereafter. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our cloud platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.
Human Capital Resources
We take a holistic approach to our human capital management strategy, striving to create a culture where talented people want to come to work, develop their careers, become leaders, and make a difference for all our stakeholders and communities. Doing the right thing for our people, our communities and our environment upholds the trust of our customers, partners, employees, and stockholders, enabling us to grow our business profitably and meet the diverse needs of our constituents. As of December 31, 2024, we had 2,400 full-time employees, including 1,144 in research and development, 474 in sales and marketing, 554 in operations and customer support, and 228 in general and administrative. As of December 31, 2024, approximately 77% of our employees were located outside of the United States, with 68% of our employees located in India. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries and Brazil have collective bargaining arrangements at the national level. We believe our employee relations are good, and we have not experienced any work stoppages.
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
Corporate Governance. Qualys maintains a Compensation and Talent Committee of the Board of Directors to oversee our compensation policies, plans and benefits programs, and overall compensation philosophy. The Committee approves CEO and executive officers’ compensation plans, and reviews, approves, and administers various employee benefit plans, among other duties. As part of its ongoing review of the performance criteria and compensation of designated key executives, the Compensation and Talent Committee also meets annually with the CEO, our principal human resources executive, and any other corporate officers as it deems appropriate.

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
Diversity and Inclusion. We are proud to be a leader in the promotion and practice of diversity and inclusion. We take pride in our cultural diversity with offices and employees all over the world. Our objective is to continue to improve our hiring, development, advancement, and retention of diverse talent and to foster an inclusive environment. In addition to having more than 50% of the executive team from underrepresented communities, we are also continuing to improve diversity among our growing workforce, with over half of our US-based employees from underrepresented communities.
Qualys searches the globe for top talent in an effort to recruit and hire diverse individuals with a variety of skills, experiences, and backgrounds. Our company holiday calendar includes events and festivals from many regions and religions, and we include diverse cultural initiatives throughout the year.
Promoting a Healthy Work-life Balance. Qualys aims to maintain a healthy work-life balance and provide resources to support our employees’ mental and physical well-being. During 2022, our workforce gradually transitioned into a hybrid work schedule, which resulted in a significant portion of our workforce working either in-person on a part-time basis, or remotely on a permanent basis. During 2024, we continued to offer this hybrid work schedule to our workforce. Our top priority remains providing support for our employees, partners, and customers.
Community Engagement. We value the communities that support our operations and have several company and employee-led initiatives to support the communities in which we operate. In 2024, our efforts were centered on advancing education, technology, local communities, and environmental initiatives. For example, we provided scholarships for women in Science, Technology, Engineering, and Mathematics (STEM), partnered with nonprofit organizations to provide back-to-school backpacks to underserved youth in our community, and donated to food drives and holiday fundraisers to support local families in need, among other initiatives. Our employees participated in environmental initiatives such as World Environment Day that encourage awareness and action for the protection of the environment, in addition to taking part in local clean-up activities across the world.
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
Our Eco-Friendly Operations. Our environmental, health and safety systems, processes and tools in place across our footprint enable Qualys to meet or exceed governmental and industry requirements. We strive to consistently improve how we operate our platforms in energy-efficient networks and data centers as well as pursue sustainability initiatives that reduce energy, waste and materials consumption. We have 14 multi-tenant platforms across the world, six of which are in collocated facilities. The others are hosted in public cloud environments. Though data centers are inherently energy-intensive, utilizing collocated facilities allows us to leverage economies of scale for power and cooling. In addition, most of our third-party providers continue to advance their own sustainability programs to reduce their environmental impact.
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
Our platform, products, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.
We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including but not limited to traditional “hackers,” sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), ransomware, social engineering, denial of service attacks, and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform, products, or our internal systems, misappropriate proprietary information, gain access to our customers' systems and data, and/or cause interruptions to our services. We and our service providers have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. We have incurred costs to respond to such incidents and may continue to incur costs to support our efforts to enhance our security measures. Additionally, due to political uncertainty and military actions in parts of Eastern Europe and the Middle East, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches and incidents caused or initiated by nation-state or affiliated actors, including attacks that could materially disrupt our systems, operations and services, or impact our customers systems, operations, and services.
Our solutions, platforms, and system, and those of our service providers, may be, and have in the past been, subject to security incidents as a result of technical and non-technical issues, including as a result of intentional or inadvertent acts or omissions by our employees or service providers. With the increase in personnel working remotely, at least part-time in our case, we and our service providers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the unprecedented scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be, and have in the past been, targeted for cyber-attacks and other security incidents. We also have incorporated AI/machine learning technologies into our technology, and may continue to incorporate additional AI/machine learning technologies in the future. Our use of such technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of technical error, security breaches and incidents. Further, AI/machine learning technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
A breach in or incident impacting our data security, an attack against our service availability, or any breach, incident, or attack impacting our third-party service providers, or a technical error or outage, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, disclosed publicly or to unauthorized persons, altered, lost, destroyed, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach or other compromise of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss, unavailability or alteration of information, claims, demands and litigation, regulatory investigations, actions and other proceedings and possible liability. Any such actual or perceived security breach or incident or disruption could also divert the efforts of our technical and management personnel. We and our service providers may face difficulties or delays in identifying and responding to any security breach or incident. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as costs to respond to and otherwise address any breach or incident, including any to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach or incident could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.
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
Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, change in interest rates, inflationary pressures and potential for a recession, and constrained spending on IT security, as well as longer sales cycles, which factors we have experienced in 2023 and 2024, have resulted and may in the future result in decreased revenue and earnings. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflicts in parts of Eastern Europe and the Middle East, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.
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
We currently host substantially all of our solutions from third-party shared cloud platforms located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, technical errors, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.
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
We compete with large and small public companies, such as CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Invicti, Tanium, and Wiz. We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management and Patch Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
The sales prices for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts, a change in our mix of solutions and subscriptions, anticipation of the introduction of new solutions or subscriptions, or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions. Additionally, although we price our products and subscriptions worldwide in U.S. Dollars, Euros, British Pounds, Canadian Dollars, Japanese Yen, Indian Rupees, Australian Dollars and Singapore Dollar, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions, or the effective prices we realize in our reporting currency. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and subscription offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and profitability.
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
If we are unable to recruit and retain qualified sales personnel, sales of our solutions and the growth of our business would be harmed.
We believe that our growth will depend, to a significant extent, on our success in recruiting and retaining a sufficient number of qualified sales personnel and their ability to, whether directly or indirectly in collaboration with channel partners, obtain new customers, manage our existing customer base and expand the sales of our newer solutions. We plan to continue to recruit and retain a team of qualified sales personnel and invest in our sales and marketing activities. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the competitive markets where we do business. Competition for highly skilled personnel is frequently intense and we may not be able to compete for these employees. If we are unable to recruit and retain a sufficient number of productive sales personnel, sales of our solutions and the growth of our business may be harmed. Additionally, if our efforts do not result in increased revenues, our operating results could be negatively impacted due to the upfront operating expenses associated with expanding our sales force.
We rely on third-party channel partners to generate a substantial amount of our revenues, and if we fail to effectively manage our distribution channels, our revenues could decline and our growth prospects could suffer.
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2024, 2023 and 2022, we derived approximately 46%, 43% and 42% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
•economic or political instability in foreign markets;
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
In addition, as of December 31, 2024, approximately 77% of our employees were located outside of the United States, with 68% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2024, we incurred approximately 29% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2024, approximately 25% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $489.7 million in 2022 to $607.6 million in 2024, and headcount increasing from 1,823 employees at the beginning of 2022 to 2,400 employees as of December 31, 2024. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products, services or technologies. For example, we acquired certain assets of Blue Hexagon on October 4, 2022. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices may exceed what we would prefer to pay. Moreover, achieving the anticipated benefits of past and future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, and even if we achieve benefits from acquisitions, such acquisitions may still be viewed negatively by customers, financial markets or investors. The acquisition and integration process is complex, expensive and time-consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies, as well as divert the attention of management, and we may incur substantial cost and expense. We may issue equity securities which could dilute current stockholders’ ownership, incur debt, assume contingent or other liabilities and expend cash in acquisitions, which could negatively impact our financial position, stockholder equity and stock price. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively or retain key personnel. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.
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
Our success depends to a significant extent on the willingness of organizations to increase their use of cloud solutions for their IT, security and compliance. Some organizations may be reluctant to use cloud solutions because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If other cloud service providers experience security incidents, loss, unavailability, or unauthorized processing of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole, including our solutions, may be negatively impacted. Moreover, organizations that have invested substantial personnel and financial resources to integrate on-premise software into their businesses may be reluctant or unwilling to migrate to a cloud solution. Organizations that use on-premise security products, such as network firewalls, security information and event management products or data loss prevention solutions, may also believe that these products sufficiently protect their IT infrastructure and deliver adequate security. Therefore, they may continue spending their IT security budgets on these products and may not adopt our IT, security and compliance solutions in addition to or as a replacement for such products.
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
We collect certain personal and confidential information of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers, and we may collect, store and otherwise process personal or confidential information more generally in connection with our business and operations. Privacy, data protection, and cybersecurity have become significant issues in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, retention, transfer, and other processing of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, state privacy laws, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply.
These privacy, data protection and information security laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union's General Data Protection Regulation (“GDPR”), which took effect in May of 2018, provides for substantial obligations relating to the handling, storage and other processing of data relating to individuals and administrative fines for violations, which can be up to the greater of four percent of the previous year’s annual revenue or €20 million. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide certain disclosures to California consumers and affords such consumers rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act (“CPRA”), was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including, for example, Washington's My Health, My Data Act and legislation similar to the CCPA adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, Kentucky, New Jersey, New Hampshire, Maryland, Minnesota, Nebraska, and Rhode Island. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. The GDPR, CCPA, and other laws and regulations relating to privacy, data protection, and cybersecurity may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy, data protection and cybersecurity obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and cybersecurity laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” which substantially implement the GDPR in the United Kingdom following the United Kingdom’s exit from the European Union. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the European Economic Area (“EEA”), this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the United Kingdom extension to the EU-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses (“UK SCCs”), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy

Framework, United Kingdom extension to the EU-U.S. Data Privacy Framework, revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, Switzerland, or other jurisdictions. We may experience reluctance or refusal by current or prospective customers in these or other jurisdictions to use our products, and we and our customers may face a risk of regulatory enforcement actions or other proceedings relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different standards relating to privacy, data protection, and cybersecurity that apply, or are alleged to apply, to us. Because the interpretation and application of privacy and data protection laws, regulations, standards and contractual obligations relating to these matters are uncertain, it is possible that they may be interpreted and applied in a manner that is, or perceived to be, inconsistent with our data management practices or the features of our solutions. If so, in addition to the possibility of regulatory investigations and enforcement actions or other proceedings, fines, lawsuits and other claims, other forms of injunctive or operations-limiting relief, and damage to our reputations and loss of goodwill, we could be required to fundamentally change our business activities and practices or modify our solutions and may face limitations in our ability to develop new solutions and features, any of which could have an adverse effect on our business. Any inability to adequately address concerns relating to privacy, data protection, or cybersecurity, even if unfounded, or any actual or perceived inability to comply with applicable privacy or data protection laws, regulations and privacy standards relating to these matters, could result in cost and liability to us, damage our reputation, inhibit sales of subscriptions and harm our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and privacy standards that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data protection concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.
We use AI/machine learning technologies in our solutions that could result in harm to our business and operating results.
We have incorporated and may continue to incorporate additional AI/machine learning solutions and features into our solutions, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI/machine learning solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI/machine learning or at all. We may also fail to properly implement or market our AI/machine learning solutions and features. Our competitors or other third parties may incorporate AI/machine learning into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI/machine learning may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. The legal, regulatory, and policy environments around AI/machine learning are evolving rapidly, including the European Union's enactment of its Artificial Intelligence Act and legislative efforts in various other jurisdictions, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI/machine learning, including by limiting or restricting our use of AI/machine learning, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, AI/machine learning also presents emerging ethical issues that could harm our reputation and business if our use of AI/machine learning becomes controversial.
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
Changes in our income tax provision or adverse outcomes resulting from examination of our income tax returns could adversely affect our operating results, in which case we could be subject to additional taxes.
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
Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Tax Cuts and Jobs Act of 2017 (or "TCJA") introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, they could impact our financial results in future periods. The TCJA introduced provisions to reduce the deduction rates for foreign income in the US beginning 2026 that may increase our effective income tax rate in the future. The Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights (Pillar One) and the minimum rate of tax applicable to certain types of income (Pillar Two). Many countries have enacted legislation to apply the Pillar Two directive for tax years beginning in January 2024, which generally provides for a minimum effective tax rate of 15% on the income arising in each jurisdiction where the Company operates. These rules do not impact our current year’s financial results as the Company is below the revenue threshold. If applicable in the future, these rules could have an impact on our financial results, the extent of which is currently uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2024, we had approximately 36.5 million shares of our common stock outstanding.
In addition, as of December 31, 2024, there were approximately 1.3 million options and 1.1 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2024, we had an aggregate of 2.3 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.4 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022 and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program. On February 6, 2025 we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion to date ($1.2 billion as of December 31, 2024). Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently have a material impact to our results of operations. During the year ended December 31, 2024, we repurchased 1.0 million shares of our common stock for approximately $140.3 million. As of December 31, 2024, approximately $143.4 million remained available for share repurchases pursuant to our share repurchase program (excluding the $200.0 million increase to our share repurchase program announced on February 6, 2025).
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we are able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2024, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.
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
We have established a Computer Security Incident Response Team (“CSIRT”) that identifies security incidents, characterizes the nature and severity of incidents, and provides diagnostic and corrective actions when appropriate. The CSIRT is responsible for identifying, managing, and responding to security incidents against Qualys' infrastructure and corporate IT systems. The security measures the CSIRT employs are consistent with relevant requirements of the National Institute of Standards and Technology (“NIST”), Federal Risk and Authorization Management Program (“FedRAMP”), International Organization for Standardization (“ISO”), and Federal Information Security Management Act (“FISMA”). We have also adopted certain guidelines from NIST and the United States Computer Emergency Readiness Team.
Our Incident Response Program and Plan describes the major phases of an incident management lifecycle which includes the preparation, detection and analysis, containment, eradication and recovery, and post-incident activity. Qualys' 24x7 Cybersecurity Fusion Center and CSIRT conduct Incident Response Plan testing and training on a periodic basis through tabletop exercises or simulated attack scenarios. This testing appraises our readiness to respond to such scenarios and tests the completeness and accuracy of the incident response plan. The Cybersecurity Fusion Center and CSIRT teams drive these exercises to participants via various cyber security incident scenarios in the form of multiple injects. Exercise participants primarily consist of members from various Qualys departments such as security operations, IT operations, network operations, and other departments depending on the selected scenario.
We have also established a Product Security Incident Response Team (“PSIRT”) that identifies, assesses, and responds to security incidents, risks, and vulnerabilities associated with Qualys’ commercial products. The Qualys PSIRT investigates vulnerabilities and incidents across the entire Qualys product portfolio. PSIRT coordinates product impact assessments and fixes based on industry standards such as the Common Vulnerabilities and Exposure (“CVE”) and Common Vulnerability Scoring System (“CVSS”). PSIRT operates in alignment with relevant requirements and industry standards and coordinates its activities with the CSIRT.
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
For additional information regarding whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factor entitled “Our platform, products, website and internal systems may be subject to intentional disruption or other security incidents that could result in liability and adversely impact our reputation and future sales.” We have not currently encountered any cybersecurity threats that have materially impaired our operations or financial standing.
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

Our CISO and our Security Steering Committee, along with other senior executives including the CEO and CTO, review and manage our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, include prompt communication from the CSIRT and PSIRT describing the severity and impact of the incident and status throughout the incident handling lifecycle and routine monitoring of key risk indicators.
Our CISO provides briefings to the Audit and Risk Committee along with our CEO and other members of our senior management team, both on a quarterly basis via the Qualys Security Steering Committee and as needed, regarding our cybersecurity risks and activities, including, if any, critical and high impact cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the emerging threat landscape. Our Audit and Risk Committee provides regular updates to the board of directors on such reports. In addition, our CISO and management team provide periodic briefings to the board of directors on cybersecurity risks and activities. Management is required to notify the Audit and Risk Committee, and the full Board in the event of a cyber incident that is confirmed to have a material effect on Qualys, or in the event that Qualys has identified a cyber risk that is likely to have a high probability of having a material impact on Qualys if not mitigated.
Item 2.     Properties
Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2028. We also have 281,787 square feet of office space in Pune, India under a non-cancellable lease expiring in May 2029. We have an additional U.S. office in North Carolina and other offices in France, United Arab Emirates and United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate shared cloud platforms at third-party facilities in United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. Our shared cloud platform agreements have varying terms through 2030.
Item 3.     Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2024, there has not been at least a reasonable possibility that we have incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows. For more information, please refer to Note 9 in the accompanying notes to the consolidated financial statements, which is hereby incorporated by reference.
Item 4.     Mine Safety Disclosures
Not Applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “QLYS”.
Holders of Record
As of February 11, 2025, there were approximately 44 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Price Performance Graph
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index
*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

350
300
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer
S&P 500

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Qualys, Inc.	$100.00	$146.18	$164.59	$134.62	$235.43	$168.19
NASDAQ Global Select Market	$100.00	$143.04	$176.11	$118.67	$172.13	$222.62
NASDAQ Computer	$100.00	$149.98	$206.76	$132.79	$221.06	$301.44
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
A summary of our repurchases of common stock during the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2024 - October 31, 2024	145,802	$123.87	145,802	$167,659,031
November 1, 2024 - November 30, 2024	74,190	$144.16	74,190	$159,964,062
December 1, 2024 - December 31, 2024	91,730	$147.60	91,730	$143,424,943	(2)
Total	311,722		311,722
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, and February 7, 2024, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.2 billion as of December 31, 2024. On February 6, 2025, we announced that our board of directors authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
(2) Does not reflect the $200.0 million increase to our share repurchase program announced on February 6, 2025.
Item 6.     [RESERVED]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part II-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2023 to fiscal year 2022, which information is hereby incorporated by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In 2024, 2023 and 2022, 58%, 60% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
Impacts of Current Macroeconomic Environment
The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, high interest rates, significant volatility of global markets, reduced spending and extended sales cycles, and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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
Cost of Revenues
Cost of revenues consists primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation, for employees who operate our shared cloud platforms and provide support services to our customers. Other expenses include depreciation of shared cloud platform equipment, physical scanner appliances and computer hardware provided to certain customers as part of their subscriptions, expenses related to the use of shared cloud platforms, amortization of software and license fees, amortization of intangibles related to acquisitions, maintenance support, fees paid to contractors who supplement or support our operations center personnel and overhead allocations. We expect to continue to expand our shared cloud platform infrastructures and invest in our customer support and operations teams to support our customers and operations, which in turn, is expected to increase the cost of revenues in absolute dollars.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel expenses, comprised of salaries, benefits, sales commissions, performance-based compensation and stock-based compensation for our worldwide sales and marketing teams. Other expenses include marketing and promotional events, lead-generation marketing programs, public relations, travel, software licenses and overhead allocations. Sales commissions related to new business and upsells are capitalized as an asset. We amortize the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. We expense sales commissions related to contract renewals as incurred. Our new sales personnel are typically not immediately productive, and the resulting increase in sales and marketing expenses we incur when we add new personnel may not result in increased revenues if these new sales personnel fail to become productive. The timing of our hiring of sales personnel, or the participation in new marketing events or programs, and the rate at which these generate incremental revenues, may affect our future operating results. We expect to continue to invest in sales and marketing teams and also in more marketing programs to support new solutions on our platform, which in turn, is expected to increase sales and marketing expenses in absolute dollars.

General and Administrative
General and administrative expenses consist primarily of personnel expenses, comprised of salaries, benefits, performance-based compensation and stock-based compensation for our executive, finance and accounting, IT, legal and human resources teams, as well as professional services, fees, software licenses and overhead allocations. We expect to continue to invest in our people and incur professional services to support our growth and compliance with legal and regulatory requirements, which in turn, is expected to increase general and administrative expenses in absolute dollars.
Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and returns from our cash equivalent, short-term and long-term marketable securities, non-marketable securities gains and losses, and foreign exchange gains and losses.
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of December 31, 2024, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2024	2023
Revenues	100%	100%
Cost of revenues	18	19
Gross profit	82	81
Operating expenses:
Research and development	19	20
Sales and marketing	21	20
General and administrative	11	12
Total operating expenses	51	52
Income from operations	31	29
Total other income, net	4	3
Income before income taxes	35	32
Income tax provision	6	5
Net income	29%	27%

Comparison of Years Ended December 31, 2024 and 2023
Revenues

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Revenues	$607,571	$554,458	$53,113	10%
Revenues increased by $53.1 million in 2024 compared to 2023, driven by increased demand for our subscription services by our end customers. Of the total increase of $53.1 million in revenues, 69% was from customers existing at or prior to December 31, 2023, and the remaining 31% was from new customers added in 2024. Of the total increase of $53.1 million, 42% was from customers in the United States and the remaining 58% was from customers in foreign countries. In 2024, 54% of total revenues were direct and 46% of total revenues were through partners. Of the total increase of $53.1 million, 20% was direct and the remaining 80% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenues	$111,482	$107,485	$3,997	4%
Cost of revenues increased by $4.0 million in 2024 compared to 2023, primarily due to an increase in shared cloud platform cost of $6.0 million, an increase in personnel costs, including stock-based compensation, of $4.6 million, driven by additional employees hired to support the growth of our business, an increase in license expenses and professional service expenses of $1.2 million, partially offset by a decrease in depreciation and amortization expense of $7.8 million resulting from certain of our assets becoming fully depreciated or amortized.
Research and Development Expenses

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Research and development	$111,852	$110,472	$1,380	1%
Research and development expenses increased by $1.4 million in 2024 compared to 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $2.8 million, driven by increased headcount, partially offset by a decrease in depreciation and amortization expense in property and equipment of $0.8 million, and a decrease in overhead allocation of $0.6 million.

Sales and Marketing Expenses

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Sales and marketing	$128,303	$111,691	$16,612	15%
Sales and marketing expenses increased by $16.6 million in 2024 compared to 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $12.9 million, driven by increased headcount, an increase in travel and entertainment cost of $1.8 million, an increase in marketing expenses related to trade shows of $0.7 million, an increase in overhead allocation of $0.7 million, and an increase in subscribed license and software costs of $0.5 million.
General and Administrative Expenses

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$68,738	$61,741	$6,997	11%
General and administrative expenses increased by $7.0 million in 2024 compared to 2023, primarily due to an increase in personnel costs, including stock-based compensation, of $6.3 million, driven by increased headcount, annual merit increases and refresh grants to eligible employees and executives, and an increase in subscribed software costs and other expenses of $0.7 million.
Total other income, net

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Total other income, net	$22,626	$15,582	$7,044	45%
Total other income, net increased by $7.0 million in 2024 compared to 2023, primarily due to an increase in interest income of $8.9 million driven by an increase in our average daily cash and investment balance, a non-recurring unrealized loss of $0.5 million on a non-marketable equity security recognized during 2023, partially offset by an increase in foreign currency loss of $2.4 million.

Income tax provision

	Year Ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Income tax provision	$36,142	$27,056	$9,086	34%
Income tax provision increased by $9.1 million in 2024 compared to 2023, primarily due to the tax effect of an increase in pretax income, increase in foreign withholding taxes, decrease in excess tax benefit from stock-based compensation compared to prior year, and decrease in other discrete tax adjustments. The increase in tax expense was partially offset by an increase in foreign derived intangible income benefit, an increase in research and development tax credits, and the recognition of an income tax benefit related to uncertain tax positions due to statute lapse.
For the year ended December 31, 2024, our income tax provision included a benefit of $2.5 million related to an increase in foreign derived intangible income benefit and research and development tax credits associated with our U.S. income tax return filed during the year.
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
Our net dollar expansion rates were 103% and 105% for the years ended December 31, 2024 and 2023, respectively.
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
The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023

	(in thousands)
Net income	$173,680	$151,595
Net income as a percentage of revenues	29%	27%
Depreciation and amortization of property and equipment	15,610	23,904
Amortization of intangible assets	2,903	3,087
Income tax provision	36,142	27,056
Stock-based compensation	77,133	69,079
Total other income, net	(22,626)	(15,582)
Adjusted EBITDA	$282,842	$259,139
Adjusted EBITDA as a percentage of revenues	47%	47%
Liquidity and Capital Resources
As of December 31, 2024, our principal source of liquidity was cash, cash equivalents and marketable securities of $575.3 million, including $119.9 million of cash held outside of the United States. The following summary of cash flows for the periods indicated have been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$244,094	$244,605
Net cash used in investing activities	(71,427)	(73,166)
Net cash used in financing activities	(145,650)	(141,493)
Net increase in cash, cash equivalents and restricted cash	$27,017	$29,946
Operating Activities
In 2024, we generated $243.9 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $226.4 million in 2023. In addition, we also generated $0.2 million of cash from working capital change in 2024, of which $11.7 million was related to the increases in accounts receivable and deferred revenue due to the timing of collections and growth in billings, a $3.2 million increase in payables and accrued liabilities driven by the timing of payment, partially offset by a $14.7 million increase in prepaid expenses. In 2023, we generated $226.4 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes. In addition, we also generated $18.2 million of cash from working capital change in 2023, of which $22.7 million was related to the net increase in deferred revenue and accounts receivable due to the growth in billing and the timing of collections, partially offset by a $1.1 million decrease in payables and accrued liabilities and a $3.4 million increase in prepaid expenses primarily driven by the timing of payments.
Investing Activities
In 2024, we used $59.1 million of cash for purchases of marketable securities net of sales and maturities, and used $12.3 million of cash in capital expenditures mainly related to computer equipment to support our growth and development and leasehold improvement for expansion of our office spaces and shared cloud platform facilities, as compared to the use of $64.4 million of cash for purchases of marketable securities net of sales and maturities, and the use of $8.8 million of cash in capital expenditures mainly related to computer equipment to support our growth and development in 2023.
Financing Activities
In 2024, we used $139.9 million of cash for share repurchases and $28.4 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $17.3 million of proceeds from employee exercise of stock options and $6.9 million of proceeds from issuance of common stock through our employee stock purchase plan ("ESPP"), as compared to $170.8 million of cash for share repurchase and $22.3 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $45.6 million of proceeds from employee exercise of stock options and $6.1 million of proceeds from issuance of common stock through our ESPP in 2023.
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
Our material cash requirements mainly include the following contractual and other obligations:
•Our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $59.9 million as of December 31, 2024, with $13.5 million expected to be paid within the next 12 months.
•Cash outflow for capital expenditures in 2025 is expected to be in a range of $8.0 million to $13.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in shared cloud platforms and cloud infrastructures. We may also seek to invest in or acquire complementary businesses or technologies.
•Other non-cancelable purchase obligations related to cloud infrastructures and other service providers totaled $70.5 million, of which $39.2 million is expected to be paid within the next 12 months.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2025 under our share repurchase program authorized by our board of directors on February 5, 2018. As of December 31, 2024, approximately $143.4 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. On February 6, 2025, we announced that our board of directors authorized an additional $200.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.4 billion.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and Canadian Dollar ("C$" or "CAD"), the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of December 31, 2024, we had designated cash flow hedge forward contracts with notional amounts of €51.4 million, £20.3 million and Rs.4,381.0 million and non-designated forward contracts with notional amounts of €27.0 million, £8.0 million, Rs.1,252.0 million and C$1.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $575.3 million in cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2024. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value. As of December 31, 2024, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.

Item 8.     Financial Statements and Supplementary Data
Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Qualys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2025 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
San Francisco, California
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Qualys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 21, 2025 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
San Francisco, California
February 21, 2025

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$232,182	$203,665
Restricted cash	—	1,500
Short-term marketable securities	149,241	221,893
Accounts receivable, net of allowance of $1,064 and $778 as of December 31, 2024 and 2023, respectively	164,551	146,226
Prepaid expenses and other current assets	39,717	26,714
Total current assets	585,691	599,998
Long-term marketable securities	193,887	56,644
Property and equipment, net	30,349	32,599
Operating leases - right of use asset	40,968	22,391
Deferred tax assets, net	81,307	62,761
Intangible assets, net	6,812	9,715
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	25,876	19,863
Total assets	$973,537	$812,618
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,270	$988
Accrued liabilities	45,942	43,096
Deferred revenues, current	371,457	333,267
Operating lease liabilities, current	9,721	11,857
Total current liabilities	428,390	389,208
Deferred revenues, noncurrent	24,265	31,671
Operating lease liabilities, noncurrent	37,500	16,885
Other noncurrent liabilities	6,266	6,680
Total liabilities	496,421	444,444
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,503 and 36,909 shares issued and outstanding as of December 31, 2024 and 2023, respectively	37	37
Additional paid-in capital	664,879	597,921
Accumulated other comprehensive income (loss)	1,417	(1,704)
Accumulated deficit	(189,217)	(228,080)
Total stockholders’ equity	477,116	368,174
Total liabilities and stockholders’ equity	$973,537	$812,618
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$607,571	$554,458	$489,723
Cost of revenues	111,482	107,485	102,788
Gross profit	496,089	446,973	386,935
Operating expenses:
Research and development	111,852	110,472	101,186
Sales and marketing	128,303	111,691	97,221
General and administrative	68,738	61,741	57,981
Total operating expenses	308,893	283,904	256,388
Income from operations	187,196	163,069	130,547
Other income (expense), net:
Interest income	25,784	16,905	5,191
Other expense, net	(3,158)	(1,323)	(2,038)
Total other income, net	22,626	15,582	3,153
Income before income taxes	209,822	178,651	133,700
Income tax provision	36,142	27,056	25,708
Net income	$173,680	$151,595	$107,992
Net income per share:
Basic	$4.72	$4.11	$2.81
Diluted	$4.65	$4.03	$2.74
Weighted average shares used in computing net income per share:
Basic	36,799	36,879	38,453
Diluted	37,353	37,602	39,344
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$173,680	$151,595	$107,992
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	283	2,813	(2,520)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	2,838	(2,570)	(434)
Other comprehensive income (loss), net of tax	3,121	243	(2,954)
Comprehensive income	$176,801	$151,838	$105,038
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$173,680	$151,595	$107,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,513	26,991	34,622
Provision for credit losses	764	547	590
Loss on disposal of property and equipment	—	—	6
Loss on non-marketable securities	—	533	—
Stock-based compensation, net of amounts capitalized	77,133	69,079	53,408
Amortization (accretion) of premiums (discount) on marketable securities, net	(6,735)	(5,712)	833
Deferred income taxes	(19,465)	(16,636)	(20,251)
Changes in operating assets and liabilities:
Accounts receivable	(19,089)	(24,978)	(13,387)
Prepaid expenses and other assets	(14,655)	(3,407)	3,878
Accounts payable	219	(1,578)	2,107
Accrued liabilities and other noncurrent liabilities	2,945	451	3,867
Deferred revenues	30,784	47,720	25,189
Net cash provided by operating activities	244,094	244,605	198,854
Cash flow from investing activities:
Purchases of marketable securities	(368,277)	(306,812)	(178,788)
Sales and maturities of marketable securities	309,184	242,432	347,837
Purchases of property and equipment	(12,334)	(8,786)	(15,361)
Purchases of intangible assets	—	—	(8,620)
Net cash provided by (used in) investing activities	(71,427)	(73,166)	145,068
Cash flow from financing activities:
Repurchase of common stock	(139,875)	(170,800)	(317,344)
Proceeds from exercise of stock options	17,269	45,576	24,483
Payments for taxes related to net share settlement of equity awards	(28,416)	(22,346)	(17,615)
Proceeds from issuance of common stock through employee stock purchase plan	6,872	6,077	4,445
Payment of acquisition-related holdback	(1,500)	—	—
Net cash used in financing activities	(145,650)	(141,493)	(306,031)
Net increase in cash, cash equivalents and restricted cash	27,017	29,946	37,891
Cash, cash equivalents and restricted cash at beginning of period	206,365	176,419	138,528
Cash, cash equivalents and restricted cash at end of period	$233,382	$206,365	$176,419
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$60,554	$34,920	$39,739
Non-cash investing and financing activities
Purchases of intangible assets recorded in accrued liabilities and other noncurrent liabilities	$—	$—	$2,110
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$843	$144	$470
Accrual for repurchase of common stock	$802	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	39,112	$39	$477,323	$1,007	$(41,655)	$436,714
Net income	—	—	—	—	107,992	107,992
Other comprehensive loss, net of tax	—	—	—	(2,954)	—	(2,954)
Issuance of common stock upon exercise of stock options	468	—	24,483	—	—	24,483
Repurchase of common stock	(2,460)	(2)	(29,558)	—	(287,784)	(317,344)
Issuance of common stock upon vesting of restricted stock units	329	—	—	—	—	—
Taxes related to net share settlement of equity awards	(132)	—	(17,615)	—	—	(17,615)
Issuance of common stock through employee stock purchase plan	45	—	4,445	—	—	4,445
Stock-based compensation	—	—	53,408	—	—	53,408
Balances at December 31, 2022	37,362	37	512,486	(1,947)	(221,447)	289,129
Net income	—	—	—	—	151,595	151,595
Other comprehensive income, net of tax	—	—	—	243	—	243
Issuance of common stock upon exercise of stock options	582	1	45,575	—	—	45,576
Repurchase of common stock	(1,342)	(1)	(12,990)	—	(158,228)	(171,219)
Issuance of common stock upon vesting of restricted stock units	414	—	—	—	—	—
Taxes related to net share settlement of equity awards	(167)	—	(22,346)	—	—	(22,346)
Issuance of common stock through employee stock purchase plan	60	—	6,077	—	—	6,077
Stock-based compensation	—	—	69,119	—	—	69,119
Balances at December 31, 2023	36,909	37	597,921	(1,704)	(228,080)	368,174
Net income	—	—	—	—	173,680	173,680
Other comprehensive income, net of tax	—	—	—	3,121	—	3,121
Issuance of common stock upon exercise of stock options	277	—	17,269	—	—	17,269
Repurchase of common stock	(993)	—	(5,956)	—	(134,817)	(140,773)
Issuance of common stock upon vesting of restricted stock units	434	—	—	—	—	—
Taxes related to net share settlement of equity awards	(183)	—	(28,416)	—	—	(28,416)
Issuance of common stock through employee stock purchase plan	59	—	6,872	—	—	6,872
Stock-based compensation	—	—	77,189	—	—	77,189
Balances at December 31, 2024	36,503	$37	$664,879	$1,417	$(189,217)	$477,116
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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2024 and 2023, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.
Cash, Cash Equivalents, Restricted cash and Short-Term and Long-Term Marketable Securities
Cash and cash equivalents include cash held in banks, highly liquid money market funds, commercial paper and fixed-income U.S. Treasury and government agency securities, all with original maturities of three months or less when acquired. The Company’s short-term and long-term marketable securities consist of fixed-income U.S. Treasury and government agency securities, corporate bonds, asset-backed securities and commercial paper. Management determines the appropriate classification of the Company's investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies its marketable securities as either short-term or long-term based on each instrument's underlying remaining contractual maturity date.

As of December 31, 2024 and 2023, the Company had a restricted cash balance of $1.2 million and $2.7 million, respectively, of which $1.2 million in the form of a letter of credit issued to the landlord of the Company's California headquarter office lease as security deposit and $1.5 million was related to cash held in escrow as part of the Blue Hexagon acquisition.
Cash equivalents are stated at cost, which approximates fair market value. Short-term and long-term marketable securities are classified as available-for-sale debt securities (“AFS debt securities”) and are carried at fair value. Unrealized gains and losses in fair value of the AFS debt securities are reported in other comprehensive income (loss). When the AFS debt securities are sold, cost is based on the specific identification method, and the realized gains and losses are included in other income (expense), net in the consolidated statements of operations. AFS debt securities are reviewed quarterly for impairment. An investment is considered impaired when its fair value is below its amortized cost. Declines in fair value from amortized cost for AFS debt securities that the company intends to sell or will more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other income (expense), net in the period in which the loss occurs. Otherwise, the credit loss component of the impairment is recorded as allowance for credit losses with an offsetting entry charged to other income (expense), net, while the remaining loss is recognized in other comprehensive income (loss).
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined on a collective basis where similar risk characteristics exist and on an individual basis when the Company identifies significant customers or invoices with collectability issues. The estimate for credit losses considers historical write-offs by aging category, that are adjusted for current conditions and reasonable and supportable forecasts of future losses. Any change in the assumptions used in analyzing credit losses may result in additional allowances being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for credit losses. Payments subsequently received on such receivables are recognized in the period received. The allowance for credit losses recognized and write-offs charged against the allowance were not significant for the years ended December 31, 2024 and 2023. The balance of accounts receivable, net of allowance for credit losses was $164.6 million, $146.2 million and $121.8 million as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
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
In arrangements where the Company is the lessor, the Company elected to apply the practical expedient to account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components as revenue under Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers as service revenues are the predominant components in the arrangements.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. For the years ended December 31, 2024, 2023 and 2022, there was no impairment of long-lived assets.
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
In testing for a potential impairment of goodwill and the indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit or the indefinite-lived intangible assets is less than their carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative test. Goodwill impairment is measured as the amount by which the carrying value of the reporting unit or the indefinite-lived intangible assets exceeds their fair value. The Company performed the annual assessments on December 1, 2024 and 2023 and concluded there was no impairment of goodwill or the indefinite-lived intangible assets.
Software Development Costs
Costs related to software developed, acquired or modified for internal use are capitalized and included in other noncurrent assets on the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of three years and recorded in cost of revenues. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of December 31, 2024 and 2023, unamortized balances related to the Company's internally developed software costs are immaterial.
Asset Acquisitions and Business Combinations
The Company applies the provisions of ASC 805 Business Combinations, in accounting for its acquisitions. To determine whether transactions should be accounted for as asset acquisition or business combination, the Company evaluates whether substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), resulting in an asset acquisition, if not, resulting in a business combination. In an asset acquisition, the cost of acquiring the asset group, including transaction costs, is allocated to the acquired assets or assumed liabilities based on their relative fair values without giving rise to goodwill. In a business combination, the Company recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statements of operations.
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
Stock-Based Compensation
The Company recognizes the fair value of its stock options, restricted stock units (“RSUs”) and stock purchase rights under the ESPP on a straight-line basis over the requisite service periods. The fair value of each stock option or stock purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the fair value of each RSU is based on the Company's common stock price on the date of grant. Compensation expenses for performance-based restricted stock units (“PRSUs”) are recorded based on expected achievement of the performance metrics specified in the grant, which are assessed on a quarterly basis. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture materially differs from original estimates.
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
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $2.9 million, $3.0 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring enhanced segment disclosures. The ASU requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM") included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of the ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company's annual reporting requirements will be effective for fiscal 2024 and interim reporting requirements will be effective beginning with the first quarter of fiscal 2025. Retrospective application is required for all periods presented. The Company adopted this ASU during fiscal year 2024. See Note 13, "Segment and Geographic Area Information" for the additional required disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring improvements to income tax disclosures. The new ASU requires disclosure of disaggregated information about the effective tax rate and income taxes paid. The requirements of the ASU are effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis. The Company's annual reporting requirements will be effective for fiscal year 2025. Companies can choose to early adopt and apply the guidance retrospectively. The Company is in the process of analyzing the impact of the ASU on related disclosures.
In November 2024, the FASB issued ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring more detailed information about the types of expenses included in certain expense captions presented on the consolidated statements of operations. Additionally, this amendment requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027 and are to be applied on a retrospective or prospective basis, with early adoption permitted. The Company's annual reporting requirements will be effective for fiscal year 2027. The Company is in the process of analyzing the impact of the ASU on related disclosures.
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
The Company's financial instruments consist of assets and liabilities measured using Level 1 and 2 inputs. Level 1 assets include a highly liquid money market fund, which is valued using unadjusted quoted prices that are available in an active market for an identical asset. Level 2 assets include fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds, asset-backed securities, and derivative financial instruments consisting of foreign currency forward contracts. The securities, bonds and commercial paper are valued using prices from independent pricing services based on quoted prices of identical instruments in less active or inactive markets, quoted prices of similar instruments in active markets, or industry models using data inputs such as interest rates and prices that can be directly observed or corroborated in active markets. The foreign currency forward contracts are valued using observable inputs, such as quotations on forward foreign exchange points and foreign interest rates.
The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$404	$—	$404
Commercial paper	—	6,443	6,443
U.S. Treasury and government agencies	—	233,279	233,279
Corporate bonds	—	131,812	131,812
Asset-backed securities	—	7,520	7,520
Foreign currency forward contracts	—	2,575	2,575
Total assets	$404	$381,629	$382,033
Foreign currency forward contracts	$—	$1,339	$1,339
Total liabilities	$—	$1,339	$1,339

	December 31, 2023
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$87	$—	$87
Commercial paper	—	54,279	54,279
U.S. Treasury and government agencies	—	208,536	208,536
Corporate bonds	—	56,465	56,465
Asset-backed securities	—	13,881	13,881
Foreign currency forward contracts	—	111	111
Total assets	$87	$333,272	$333,359
Foreign currency forward contracts	$—	$1,986	$1,986
Total liabilities	$—	$1,986	$1,986
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2024 and 2023.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$404	$—	$—	$404
Commercial paper	1,983	—	—	1,983
U.S. Treasury and government agencies	33,939	4	—	33,943
Total	36,326	4	—	36,330
Short-term marketable securities:
Commercial paper	4,459	3	(2)	4,460
Corporate bonds	47,155	107	(3)	47,259
U.S. Treasury and government agencies	97,338	207	(23)	97,522
Total	148,952	317	(28)	149,241
Long-term marketable securities:
Corporate bonds	84,414	310	(171)	84,553
Asset-backed securities	7,426	94	—	7,520
U.S. Treasury and government agencies	101,834	178	(198)	101,814
Total	193,674	582	(369)	193,887
Total	$378,952	$903	$(397)	$379,458
(1)Excludes cash of $195.9 million.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$87	$—	$—	$87
U.S. Treasury and government agencies	54,620	4	—	54,624
Total	54,707	4	—	54,711
Short-term marketable securities:
Commercial paper	54,254	32	(7)	54,279
Corporate bonds	23,013	1	(149)	22,865
U.S. Treasury and government agencies	144,901	52	(204)	144,749
Total	222,168	85	(360)	221,893
Long-term marketable securities:
Corporate bonds	33,337	285	(22)	33,600
Asset-backed securities	13,785	102	(6)	13,881
U.S. Treasury and government agencies	9,116	49	(2)	9,163
Total	56,238	436	(30)	56,644
Total	$333,113	$525	$(390)	$333,248
(1)Excludes cash of $149.0 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$4,464	$(2)	$—	$—	$4,464	$(2)
Corporate bonds	27,154	(171)	672	(3)	27,826	(174)
U.S. Treasury and government agencies	64,517	(221)	—	—	64,517	(221)
Total	$96,135	$(394)	$672	$(3)	$96,807	$(397)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$24,838	$(7)	$—	$—	$24,838	$(7)
Asset-backed securities	—	—	1,485	(6)	1,485	(6)
Corporate bonds	—	—	20,717	(171)	20,717	(171)
U.S. Treasury and government agencies	43,373	(18)	18,172	(188)	61,545	(206)
Total	$68,211	$(25)	$40,374	$(365)	$108,585	$(390)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At December 31, 2024 and 2023, the unrealized losses related to its marketable securities were due to rising market interest rates compared to when the investments were initiated. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the years ended December 31, 2024 and 2023.
The following summarizes the fair value of marketable securities by contractual maturity:

	December 31, 2024
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$185,278	$185,571
Due after One Year through Five	186,247	186,367
Asset-backed securities	7,427	7,520
Total	$378,952	$379,458

Derivative Financial Instruments
Designated cash flow hedges
The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in GBP and EUR and operating expenses incurred in INR, which are designated as cash flow hedges. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income ("AOCI") and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.
As of December 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €51.4 million, £20.3 million and Rs.4,381.0 million. As of December 31, 2023, the Company had designated cash flow hedge forward contracts with notional amounts of €48.5 million, £14.6 million and Rs.4,042.0 million.
As of December 31, 2024, the amount of net unrealized gains of $1.6 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of December 31, 2024, the amount of net unrealized loss of $1.2 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of December 31, 2024, the Company had non-designated forward contracts with notional amounts of €27.0 million, £8.0 million, Rs.1,252.0 million, and C$1.0 million. As of December 31, 2023, the Company had non-designated forward contracts with notional amounts of €19.2 million, £6.0 million, Rs.440.0 million, and C$1.0 million.

The following summarizes the fair value of derivative financial instruments as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$2,495	$63
Foreign currency forward contracts not designated as hedging instruments	80	48
Total	$2,575	$111
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$1,315	$1,502
Foreign currency forward contracts not designated as hedging instruments	24	484
Total	$1,339	$1,986
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of December 31, 2024 and 2023. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net gains (losses) from non-designated forward contracts	$1,445	$(198)	$5,093
Other foreign currency transactions gains (losses)	(4,637)	(499)	(6,864)
Total foreign exchange gains (losses), net	$(3,192)	$(697)	$(1,771)
NOTE 3.     Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
	(in thousands)
Balances at December 31, 2021	$(185)	$1,192	$1,007
Change in unrealized gains (losses) during the period	(2,462)	581	(1,881)
Amount reclassified into income during the period	—	(1,147)	(1,147)
Tax effect	(58)	132	74
Net change during the period	(2,520)	(434)	(2,954)
Balances at December 31, 2022	(2,705)	758	(1,947)
Change in unrealized gains (losses) during the period	2,858	(1,362)	1,496
Amount reclassified into income during the period	(16)	(1,957)	(1,973)
Tax effect	(29)	749	720
Net change during the period	2,813	(2,570)	243
Balances at December 31, 2023	108	(1,812)	(1,704)
Change in unrealized gains (losses) during the period	370	2,414	2,784
Amount reclassified into income during the period	—	1,256	1,256
Tax effect	(87)	(832)	(919)
Net change during the period	283	2,838	3,121
Balances at December 31, 2024	$391	$1,026	$1,417

The effects on income before income taxes of amounts reclassified from AOCI to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$—	$16	$—

Reclassification of AOCI - Cash flow hedges
Revenues	$(1,145)	$3,077	$1,897
Cost of revenues	(26)	(258)	(169)
Research and development	(70)	(712)	(478)
Sales and marketing	(7)	(44)	(30)
General and administrative	(8)	(106)	(73)
Total	$(1,256)	$1,957	$1,147
NOTE 4.     Property and Equipment, Net
Property and equipment, net, which includes assets under finance leases, consists of the following:

	December 31,
	2024	2023

	(in thousands)
Computer equipment	$187,281	$179,002
Computer software	26,229	26,133
Leasehold improvements	23,429	20,924
Scanner appliances	18,978	18,369
Furniture, fixtures and equipment	5,204	6,699
Total property and equipment	261,121	251,127
Less: accumulated depreciation and amortization	(230,772)	(218,528)
Property and equipment, net	$30,349	$32,599
As of December 31, 2024 and 2023, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $11.2 million and $10.1 million, respectively, including assets that had not been placed in service of $7.4 million and $6.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $15.6 million, $23.9 million and $28.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were mainly recorded in cost of revenues in the consolidated statements of operations.
NOTE 5.     Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $332.3 million and $292.2 million were recognized during the years ended December 31, 2024 and December 31, 2023, respectively, which amounts were included in the deferred revenue balances of $364.9 million and $317.2 million as of December 31, 2023 and December 31, 2022, respectively

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2024:

(in thousands)
2025	$243,415
2026	136,689
2027	52,240
2028	1,776
2029	522
2030 and thereafter	3
Total	$434,645
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
Revenues by sales channel are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Direct	$325,428	$314,988	$285,382
Partner	282,143	239,470	204,341
Total	$607,571	$554,458	$489,723
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

Deferred costs to obtain contracts are as follows:

	December 31,
	2024	2023

	(in thousands)
Current	$7,289	$5,858
Noncurrent	$15,301	$11,844
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $7.2 million, $6.0 million and $5.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
NOTE 6.     Acquisitions
On October 4, 2022, the Company acquired certain assets of Blue Hexagon Inc., a privately held company incorporated in Delaware, for $10.0 million in cash, of which $8.5 million was paid on the acquisition date and the remaining $1.5 million was deferred and paid in March 2024. In addition, the Company assumed $1.4 million deferred revenue. Blue Hexagon's AI/ML-driven network detection enables the Company to leverage its cloud platform with AI/machine learning to uncover behavior patterns including active vulnerability exploitation, identification of advanced network threats, and adaptive risk mitigation across all assets and application. The Company accounted for this transaction as an asset acquisition, as substantially all of the fair value is concentrated in developed technology acquired. The Company incurred $0.6 million transaction costs which is included as the cost of acquiring the intangible assets. The Company recognized intangible assets of $11.5 million for developed technology and $0.4 million for assembled workforce, which will be amortized over five years and two years, respectively.
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
There were no changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023.
NOTE 7.     Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.
The carrying values of intangible assets are as follows:

		December 31, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(33,369)	$6,772
Patent licenses	14.0	1,387	(1,387)	—
Assembled workforce	2.0	359	(359)	—
Total intangibles subject to amortization		$41,887	$(35,115)	$6,772
Intangible assets not subject to amortization				40
Total intangible assets, net				$6,812

		December 31, 2023
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(30,667)	$9,474
Patent licenses	14.0	1,387	(1,322)	65
Assembled workforce	2.0	359	(223)	136
Total intangibles subject to amortization		$41,887	$(32,212)	9,675
Intangible assets not subject to amortization				40
Total intangible assets, net				$9,715
Intangible assets amortization expenses were $2.9 million, $3.1 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, which were recorded in the consolidated statements of operations.
As of December 31, 2024, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2025	$2,557
2026	2,477
2027	1,738
Total expected future amortization expense	$6,772
NOTE 8.     Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2030. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $16.6 million, $16.1 million and $14.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cash payments included in the measurement of lease liabilities	$14,720	$14,984	$15,751
Lease liabilities arising from obtaining right-of-use assets	$30,639	$121	$8,669
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	4.2	3.1
Weighted average discount rate	7.4%	5.2%

Maturities of the Company's operating lease liabilities as of December 31, 2024 are as follows:

(in thousands)
2025	$12,875
2026	12,845
2027	12,831
2028	9,588
2029	5,879
2030 and thereafter	1,840
Total minimum lease payments	55,858
Less: interest	(8,637)
Present value of net minimum lease payments	47,221
Less: lease liabilities, current	(9,721)
Lease liabilities, noncurrent	$37,500
The operating lease payments in the table above exclude approximately $4.1 million of legally binding minimum lease payments for a lease signed during the year ended December 31, 2024 that has yet to commence.
NOTE 9.     Commitment and Contingencies
Purchase Obligation
The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of December 31, 2024, these remaining purchase commitments for future periods are as follows:

(in thousands)
2025	$25,050
2026	24,748
2027	6,607
Total purchase commitments	$56,405
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
As of December 31, 2024, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
NOTE 10.     Stockholders' Equity and Stock-based Compensation
Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20.0 million shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the board of directors. As of December 31, 2024, and 2023, there were no issued or outstanding shares of preferred stock.
Common Stock
Equity Incentive Plans
Restated 2012 Equity Incentive Plan
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
As of December 31, 2024, 2,326 thousand shares are available for future grants.
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
During the year ended December 31, 2024, 59 thousand shares were issued in connection with the purchase of common stock by participating employees. As of December 31, 2024, 435 thousand shares were available for future purchase.
Stock Options
The weighted-average grant date fair value of the Company’s stock options granted for the years ended December 31, 2024, 2023 and 2022 was $56.37, $49.08 and $50.32, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	3.7 to 3.7	3.8 to 3.9	4.3 to 4.4
Volatility	38% to 42%	42% to 43%	40% to 43%
Risk-free interest rate	4.1% to 4.7%	3.7% to 4.9%	1.7% to 4.2%
Dividend yield	—	—	—
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
A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2023	1,447	$97.98	6.5	$142,302
Granted	245	$153.34
Exercised	(277)	$62.37
Canceled	(101)	$133.69
Balance as of December 31, 2024	1,314	$113.07	6.6	$40,141
Vested and expected to vest as of December 31, 2024	1,189	$110.11	6.4	$39,198
Exercisable as of December 31, 2024	770	$94.77	5.2	$35,614
The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $24.0 million, $41.7 million and $39.8 million, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.

Restricted Stock Units
A summary of the Company’s RSU activity, inclusive of PRSU activity, is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2023	1,074	(1)	$133.60
Granted	669	(2)	$144.37
Vested	(434)	(3)	$129.02
Forfeited	(223)	(4)	$140.12
Balance as of December 31, 2024	1,086	(5)	$140.72
Outstanding and expected to vest as of December 31, 2024	859		$138.46
(1)Included 139 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(2)Included 156 thousand PRSUs granted to certain executive officers in 2024
(3)Included 64 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(4)Included 70 thousand PRSUs granted to certain executive officers in 2023, 2022 and 2021.
(5)Included 161 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
The aggregate fair value of RSUs vested for the years ended December 31, 2024, 2023 and 2022 was $56.2 million, $55.7 million and $43.9 million, respectively.
The Company, at times, grants PRSU under the Plans, to its executive officers and certain other members of its senior leadership team. These PRSUs include both service-based and performance-based vesting conditions. During the fourth quarter each year, the Company’s board of directors (the “Board”) or the Compensation and Talent Committee (“CTC”) approves the target value for the PRSUs. The target PRSUs are scheduled to vest in three equal annual installments over a three-year period, beginning the year after approval. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance metrics, including revenue growth and adjusted EBITDA margin, which are approved annually by the Board or the CTC. Each annual installments at 200% of the annual target will be considered granted when the performance metrics for the corresponding performance year is determined and approved. The actual number of the PRSUs earned and eligible to vest ranges from 0% to 200% of the annual target, based on the weighted-average achievement of such Company annual performance metrics set for the corresponding annual performance period. Up to 100% of the first and second installment will vest and be released upon completion of the respective performance period following the certification by the Audit and Risk Committee (“ARC”), with cumulative achievement over 100%, if any, to be vested and released at the end of the third year performance period, along with the third installment, following the certification by the ARC. Under the Plan, any unvested PRSU award may be accelerated in part or in full upon the occurrence of certain events, such as death or disability, or a change in control, as defined in the grant agreement.

Employee Stock Purchase Plan
The weighted-average grant date fair value of the Company’s ESPP for the year ended December 31, 2024 and 2023 was $35.67, $34.50 and $39.14 respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Volatility	32.6% to 32.7%	30.0% to 43.8%	41.1% to 50.1%
Risk-free interest rate	5.0% to 5.3%	5.0% to 5.5%	0.7% to 3.1%
Dividend yield	—	—	—
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
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenues	$8,129	$7,300	$5,305
Research and development	21,188	21,091	14,585
Sales and marketing	14,690	12,234	9,837
General and administrative	33,126	28,454	23,681
Total stock-based compensation, net of amounts capitalized (1)	$77,133	$69,079	$53,408
(1)Total stock-based compensation expense capitalized was de minimis during the year ended December 31, 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $12.4 million, $7.4 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The income tax benefit related to the stock-based compensation expenses was $11.6 million, $11.0 million and $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax benefit realized from stock-based compensation vested or exercised was $5.2 million, $5.9 million, and $7.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had unrecognized stock-based compensation expenses of $19.7 million, $94.1 million, $1.4 million, and $0.3 million related to options, RSUs, performance-based RSUs, and ESPP, respectively, which are expected to be recognized over weighted-average periods of 2.3 years, 2.9 years, 0.3 years, and 0.1 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value(1)
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
Total as of December 31, 2024	$1,200.0
(1) Does not reflect the $200.0 million increase to the share repurchase program announced on February 6, 2025.
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
On February 6, 2025, the Company announced that its board of directors authorized an additional $200.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.4 billion.
For the years ended December 31, 2024, 2023 and 2022, the Company repurchased 1.0 million shares, 1.3 million shares and 2.5 million shares of its common stock for $140.3 million, $170.8 million and $317.3 million, respectively. As of December 31, 2024, $143.4 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the years ended December 31, 2024 and 2023 and the Company's financial position as of December 31, 2024 and 2023.
NOTE 11.     Employee Benefits Plan
The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. For the years ended December 31, 2024, 2023 and 2022, the Company made contributions to the 401(k) Plan of $4.4 million, $4.1 million and $3.5 million, respectively.
The Company contributes to a Provident Fund Plan for its employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. For the years ended December 31, 2024, 2023 and 2022, the Company contributed $3.2 million, $2.3 million and $2.0 million, respectively, to those plans.

NOTE 12.     Income Taxes
The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Domestic	$192,394	$164,958	$122,013
Foreign	17,428	13,693	11,687
Income before income taxes	$209,822	$178,651	$133,700
Income tax provision consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current
Federal	$39,989	$32,405	$35,286
State	5,885	6,061	6,269
Foreign	9,837	5,218	4,606
Current income tax provision	55,711	43,684	46,161
Deferred
Federal	(18,470)	(13,584)	(17,097)
State	(599)	(2,009)	(3,055)
Foreign	(500)	(1,035)	(301)
Deferred income tax benefit	(19,569)	(16,628)	(20,453)
Income tax provision	$36,142	$27,056	$25,708
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes	2.3	2.6	2.3
Stock-based compensation	2.8	2.7	3.4
Excess tax benefits related to stock-based compensation	(2.2)	(2.9)	(5.2)
Foreign source income	2.1	0.3	3.8
Change in valuation allowance	—	0.1	0.3
Foreign-derived intangible income deduction	(4.8)	(4.4)	(4.9)
Federal and state research and development credit	(2.0)	(1.4)	(1.3)
Accrual to return adjustments and Other	(0.6)	(2.9)	(0.2)
Uncertain tax positions	(1.4)	—	—
Income tax provision	17.2%	15.1%	19.2%

Deferred Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets
Research and development credit carryforwards	$11,636	$11,502
Fixed assets	1,430	581
Accrued liabilities	4,243	3,020
Deferred revenues	4,787	3,381
Operating lease liabilities	9,504	7,722
Intangible assets	3,502	3,549
Stock-based compensation	3,659	4,263
Capitalized research and development	67,259	47,793
Other	1,026	2,999
Gross deferred tax assets	107,046	84,810
Valuation allowance	(12,454)	(12,375)
Total deferred tax assets	94,592	72,435
Deferred tax liabilities
Operating leases - right of use asset	(7,919)	(5,999)
Deferred commissions	(5,366)	(3,675)
Total deferred tax liabilities	(13,285)	(9,674)
Net deferred tax assets	$81,307	$62,761
The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2024. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $12.5 million and $12.4 million against such deferred tax assets as of December 31, 2024 and 2023, respectively. The increase in valuation allowance was mainly associated with the California research and development credits generated during the year ended December 31, 2024.
As of December 31, 2024 and 2023, the Company had $18.4 million and $17.0 million, respectively, of California research and development credit carryforwards. California research and development credits are carried forward indefinitely. As of December 31, 2024 and 2023, the Company had foreign tax credit carryforwards of zero and $1.0 million, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Unrecognized tax benefits beginning balance	$11,898	$10,542	$9,676
Gross increase for tax positions of prior years	1,283	262	89
Gross decrease for tax positions of prior years	—	—	—
Gross increase for tax positions of current year	2,048	1,127	777
Lapse of statute of limitations	(3,121)	(33)	—
Total unrecognized tax benefits	$12,108	$11,898	$10,542
The unrecognized tax benefits, if recognized, would impact the income tax provision by $5.3 million, $6.1 million and $5.3 million as of December 31, 2024, 2023 and 2022, respectively. The remaining amount would result in the recognition of a corresponding deferred tax asset that is then offset by a full valuation allowance. As of December 31, 2024, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase within the next twelve months. It is reasonably possible that the Company may recognize approximately $1.9 million of its unrecognized tax benefits within the next twelve months if the statutes lapse in certain jurisdictions without an examination. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for the years ended December 31, 2024, 2023 and 2022.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in India and various other foreign jurisdictions. The tax years 2001 through 2023 still remain open to examination by certain major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs.
As of December 31, 2024, the Company has undistributed earnings in certain foreign subsidiaries that the Company has indefinitely reinvested outside the United States. Due to U.S. tax rules related to taxation of foreign earnings, the unrecorded deferred tax liability is immaterial. The Company may be required to pay additional foreign withholding taxes if the Company repatriates those earnings in the future.
NOTE 13.     Segment and Geographic Area Information
Under ASC 280 Segment Reporting, operating segments are defined as components of an entity about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment and has only one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.
The key measure of segment profit or loss that the CODM uses to allocate resources and in assessing performance is the Company’s consolidated net income, as reported on the Consolidated Statements of Operations. The CODM uses net income to monitor actual results against budgeted and prior period operating results for the purpose of evaluating operational efficiency, and to evaluate income generated from the assets in making strategic decisions on organizational resource allocation, as well as to benchmark segment performance against industry competitors.
The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenues	$607,571	$554,458	$489,723
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	100,516	97,198	92,136
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	90,598	89,281	86,262
Sales and marketing (exclusive of stock-based compensation)	113,613	99,457	87,384
General and administrative (exclusive of stock-based compensation)	35,612	33,287	34,300
Add: Other segment items (1)	(3,158)	(1,323)	(2,038)
Less: Stock-based compensation	77,133	69,079	53,408
Less: Amortization of intangible assets	2,903	3,087	5,686
Add: Interest income	25,784	16,905	5,191
Less: Income tax provision	36,142	27,056	25,708
Consolidated net income	$173,680	$151,595	$107,992

(1)Other segment items included in Segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions, and unrealized loss on non-marketable securities.

Revenue by geographic area, based on the customer's billing address, is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
United States	$354,584	$332,315	$292,291
Foreign	252,987	222,143	197,432
Total revenues	$607,571	$554,458	$489,723
The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	December 31,
	2024	2023

	(in thousands)
United States	$47,916	$42,622
India	21,076	9,952
Rest of world	2,325	2,416
Total Long-lived Assets	$71,317	$54,990

NOTE 14.     Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except per share data)
Numerator:
Net income	$173,680	$151,595	$107,992
Denominator:
Basic weighted average shares	36,799	36,879	38,453
Effect of potentially dilutive shares:
Stock options	343	482	672
Restricted stock units	206	237	216
Employee stock purchase plan	5	4	3
Diluted weighted average shares	37,353	37,602	39,344
Net income per share:
Basic	$4.72	$4.11	$2.81
Diluted	$4.65	$4.03	$2.74
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Stock options	635	763	686
Restricted stock units	97	140	90
Employee stock purchase plan	—	7	5
Total anti-dilutive shares	732	910	781

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2024. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)				(in thousands)
Equity compensation plans approved by security holders (1)	2,400	(2)	$113.07	(3)	2,761	(4)
Equity compensation plans not approved by security holders	—		$—		—
(1)Includes our Amended and Restated 2012 Equity Incentive Plan (Restated 2012 Plan) and 2021 Employee Stock Purchase Plan (ESPP).
(2)Consists of 1,086 thousand restricted stock units and 1,314 thousand shares underlying stock options.
(3)The weighted average exercise price is calculated based solely on outstanding stock options.

(4)Consists of 2,326 thousand shares reserved for issuance under our Amended and Restated 2012 Plan and 435 thousand shares reserved for issuance under our ESPP.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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
(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Amended and Restated Bylaws of Qualys, Inc.		8-K	001-35662	3.1	November 2, 2022

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Description of Registrant’s securities		10-K	001-35662	4.2	February 21, 2020

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	Qualys, Inc. 2012 Equity Incentive Plan, as amended and restated		8-K	001-35662	10.1	June 13, 2024

10.3*	Qualys, Inc. 2021 Employee Stock Purchase Plan		8-K	001-35662	10.1	June 11, 2021

10.4*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020.		8-K	001-35662	10.1	May 26, 2020

10.6*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.7*	Form of Stock Option Agreement under the 2012 Equity Incentive Plan, as amended and restated		10-Q	001-35662	10.2	August 6, 2024

10.8*	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan, as amended and restated		10-Q	001-35662	10.3	August 6, 2024

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for Executives under the 2012 Equity Incentive Plan, dated October 28, 2021		10-K	001-35662	10.8	February 22, 2022

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.10*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.11*	Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

10.12*#	Qualys, Inc. 2024 Corporate Bonus Plan.	X

10.13*	Qualys, Inc. Non-Employee Director Compensation Program, as amended on October 30, 2024.	X

10.14	Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

19.1	Qualys Inc. Insider Trading Policy, effective as of February 24, 2023	X

21.1	List of subsidiaries of Qualys, Inc.	X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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
X

97.1		Qualys Inc. Compensation Recovery Policy, as adopted on October 26, 2023		10-K	001-35662	97.1	February 22, 2024

101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101.	X

	*	Indicates a management contract or compensatory plan or arrangement.

	#	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 21, 2025.

QUALYS, INC.

By:	/s/ SUMEDH S. THAKAR
Sumedh S. Thakar
President and Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sumedh S. Thakar and Joo Mi Kim, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUMEDH S. THAKAR	Director, President and Chief Executive Officer (principal executive officer)	February 21, 2025
Sumedh S. Thakar

/s/ JOO MI KIM	Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2025
Joo Mi Kim

/s/ JEFFREY P. HANK	Chair of the Board of Directors	February 21, 2025
Jeffrey P. Hank

/s/ THOMAS P. BERQUIST	Director	February 21, 2025
Thomas P. Berquist

/s/ WENDY M. PFEIFFER	Director	February 21, 2025
Wendy M. Pfeiffer

/s/ KRISTI M. ROGERS	Director	February 21, 2025
Kristi M. Rogers

/s/ JOHN A. ZANGARDI	Director	February 21, 2025
John A. Zangardi