Form 10-Q
period 2025-03-31
QUALYS, INC.
filed 2025-05-06
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of April 21, 2025 was 36,326,126.

Qualys, Inc.

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled "Risk Factors," together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$290,671	$232,182
Short-term marketable securities	150,206	149,241
Accounts receivable, net of allowance of $1,184 and $1,064 as of March 31, 2025 and December 31, 2024, respectively	121,563	164,551
Prepaid expenses and other current assets	39,506	39,717
Total current assets	601,946	585,691
Long-term marketable securities	198,990	193,887
Property and equipment, net	28,250	30,349
Operating leases - right of use asset	41,329	40,968
Deferred tax assets, net	86,059	81,307
Intangible assets, net	6,172	6,812
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	25,078	25,876
Total assets	$996,471	$973,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,292	$1,270
Accrued liabilities	52,921	45,942
Deferred revenues, current	366,824	371,457
Operating lease liabilities, current	10,991	9,721
Total current liabilities	432,028	428,390
Deferred revenues, noncurrent	22,073	24,265
Operating lease liabilities, noncurrent	37,652	37,500
Other noncurrent liabilities	6,683	6,266
Total liabilities	498,436	496,421
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,398 and 36,503 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	36	37
Additional paid-in capital	677,531	664,879
Accumulated other comprehensive income	136	1,417
Accumulated deficit	(179,668)	(189,217)
Total stockholders’ equity	498,035	477,116
Total liabilities and stockholders’ equity	$996,471	$973,537
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$159,899	$145,805
Cost of revenues	28,926	27,198
Gross profit	130,973	118,607
Operating expenses:
Research and development	29,154	27,530
Sales and marketing	32,660	29,408
General and administrative	17,404	16,908
Total operating expenses	79,218	73,846
Income from operations	51,755	44,761
Other income (expense), net:
Interest income	6,235	6,123
Other income (expense), net	317	(1,399)
Total other income, net	6,552	4,724
Income before income taxes	58,307	49,485
Income tax provision	10,773	9,754
Net income	$47,534	$39,731
Net income per share:
Basic	$1.30	$1.08
Diluted	$1.29	$1.05
Weighted average shares used in computing net income per share:
Basic	36,466	36,955
Diluted	36,784	37,723
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$47,534	$39,731
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	296	(407)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(1,577)	1,104
Other comprehensive income (loss), net of tax	(1,281)	697
Comprehensive income	$46,253	$40,428
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income	$47,534	$39,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,177	5,239
Provision for credit losses	206	193
Stock-based compensation, net of amounts capitalized	18,820	19,031
Accretion of discount on marketable securities, net	(1,107)	(1,915)
Deferred income taxes	(4,360)	(4,111)
Changes in operating assets and liabilities:
Accounts receivable	42,782	30,404
Prepaid expenses and other assets	162	(10,126)
Accounts payable	(66)	(335)
Accrued liabilities and other noncurrent liabilities	8,265	8,892
Deferred revenues	(6,825)	(1,498)
Net cash provided by operating activities	109,588	85,505
Cash flow from investing activities:
Purchases of marketable securities	(55,525)	(61,340)
Sales and maturities of marketable securities	50,532	71,463
Purchases of property and equipment	(2,038)	(2,051)
Net cash provided by (used in) investing activities	(7,031)	8,072
Cash flow from financing activities:
Repurchase of common stock	(39,653)	(18,029)
Proceeds from exercise of stock options	2,599	2,770
Payments for taxes related to net share settlement of equity awards	(10,831)	(11,808)
Proceeds from issuance of common stock through employee stock purchase plan	3,817	3,608
Payment of acquisition-related holdback	—	(1,500)
Net cash used in financing activities	(44,068)	(24,959)
Net increase in cash, cash equivalents and restricted cash	58,489	68,618
Cash, cash equivalents and restricted cash at beginning of period	233,382	206,365
Cash, cash equivalents and restricted cash at end of period	$291,871	$274,983
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	36,503	$37	$664,879	$1,417	$(189,217)	$477,116
Net income	—	—	—	—	47,534	47,534
Other comprehensive loss, net of tax	—	—	—	(1,281)	—	(1,281)
Issuance of common stock upon exercise of stock options	56	—	2,599	—	—	2,599
Repurchase of common stock	(292)	(1)	(1,753)	—	(37,985)	(39,739)
Issuance of common stock upon vesting of restricted stock units	172	—	—	—	—	—
Taxes related to net share settlement of equity awards	(78)	—	(10,831)	—	—	(10,831)
Issuance of common stock through employee stock purchase plan	37	—	3,817	—	—	3,817
Stock-based compensation	—	—	18,820	—	—	18,820
Balances at March 31, 2025	36,398	$36	$677,531	$136	$(179,668)	$498,035

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
Net income	—	—	—	—	39,731	39,731
Other comprehensive income, net of tax	—	—	—	697	—	697
Issuance of common stock upon exercise of stock options	46	—	2,770	—	—	2,770
Repurchase of common stock	(105)	—	(627)	—	(17,402)	(18,029)
Issuance of common stock upon vesting of restricted stock units	149	—	—	—	—	—
Taxes related to net share settlement of equity awards	(66)	—	(11,808)	—	—	(11,808)
Issuance of common stock through employee stock purchase plan	29	—	3,608	—	—	3,608
Stock-based compensation	—	—	19,059	—	—	19,059
Balances at March 31, 2024	36,962	$37	$610,923	$(1,007)	$(205,751)	$404,202
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1.                              Description of Business and Summary of Significant Accounting Policies
Description of Business
Qualys, Inc. (the "Company", "we", "us", "our") was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a leading provider of cloud-based information technology ("IT"), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on Qualys' Enterprise TruRisk Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2025 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.
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
Recently Adopted Accounting Pronouncements
None.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 - Improvements to Income Tax Disclosures, requiring improvements to income tax disclosures. The new ASU requires disclosure of disaggregated information about the effective tax rate and income taxes paid. The requirements of the ASU are effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis. The Company's annual reporting requirements will be effective for fiscal year 2025. Companies can choose to early adopt and apply the guidance retrospectively. The Company is in the process of analyzing the impact of the ASU on related disclosures.
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
There have been no material changes to the Company’s significant accounting policies set forth in "Note 1" of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$508	$—	$508
Commercial paper	—	1,992	1,992
U.S. Treasury and government agencies	—	254,985	254,985
Corporate bonds	—	140,742	140,742
Asset-backed securities	—	5,640	5,640
Foreign currency forward contracts	—	555	555
Total assets	$508	$403,914	$404,422
Foreign currency forward contracts	$—	$2,173	$2,173
Total liabilities	$—	$2,173	$2,173

	December 31, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$404	$—	$404
Commercial paper	—	6,443	6,443
U.S. Treasury and government agencies	—	233,279	233,279
Corporate bonds	—	131,812	131,812
Asset-backed securities	—	7,520	7,520
Foreign currency forward contracts	—	2,575	2,575
Total assets	$404	$381,629	$382,033
Foreign currency forward contracts	$—	$1,339	$1,339
Total liabilities	$—	$1,339	$1,339
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2025 and 2024.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$508	$—	$—	$508
U.S. Treasury and government agencies	54,166	—	(3)	54,163
Total	54,674	—	(3)	54,671
Short-term marketable securities:
Commercial paper	1,993	—	(1)	1,992
Corporate bonds	53,383	94	(10)	53,467
U.S. Treasury and government agencies	94,584	186	(23)	94,747
Total	149,960	280	(34)	150,206
Long-term marketable securities:
Corporate bonds	86,860	461	(46)	87,275
Asset-backed securities	5,575	65	—	5,640
U.S. Treasury and government agencies	105,906	235	(66)	106,075
Total	198,341	761	(112)	198,990
Total	$402,975	$1,041	$(149)	$403,867
(1)Excludes cash of $236.0 million.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$404	$—	$—	$404
Commercial paper	1,983	—	—	1,983
U.S. Treasury and government agencies	33,939	4	—	33,943
Total	36,326	4	—	36,330
Short-term marketable securities:
Commercial paper	4,459	3	(2)	4,460
Corporate bonds	47,155	107	(3)	47,259
U.S. Treasury and government agencies	97,338	207	(23)	97,522
Total	148,952	317	(28)	149,241
Long-term marketable securities:
Corporate bonds	84,414	310	(171)	84,553
Asset-backed securities	7,426	94	—	7,520
U.S. Treasury and government agencies	101,834	178	(198)	101,814
Total	193,674	582	(369)	193,887
Total	$378,952	$903	$(397)	$379,458
(2)Excludes cash of $195.9 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$1,992	$(1)	$—	$—	$1,992	$(1)
Corporate bonds	26,613	(56)	—	—	26,613	(56)
U.S. Treasury and government agencies	112,453	(92)	—	—	112,453	(92)
Total	$141,058	$(149)	$—	$—	$141,058	$(149)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$4,464	$(2)	$—	$—	$4,464	$(2)
Corporate bonds	27,154	(171)	672	(3)	27,826	(174)
U.S. Treasury and government agencies	64,517	(221)	—	—	64,517	(221)
Total	$96,135	$(394)	$672	$(3)	$96,807	$(397)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At March 31, 2025 and December 31, 2024, the unrealized losses related to its marketable securities were due to market factors other than credit. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three months ended March 31, 2025 and 2024.
The following summarizes the fair value of marketable securities by contractual maturity:

	March 31, 2025
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$204,634	$204,877
Due after One Year through Five Years	192,766	193,350
Asset-backed securities	5,575	5,640
Total	$402,975	$403,867
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
As of March 31, 2025, the Company had designated cash flow hedge forward contracts with notional amounts of €49.1 million, £21.6 million and Rs.4,579.0 million. As of December 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €51.4 million, £20.3 million and Rs.4,381.0 million.
As of March 31, 2025, an immaterial amount of net unrealized gain before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of March 31, 2025, an immaterial amount of net unrealized loss before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of March 31, 2025, the Company had non-designated forward contracts with notional amounts of €18.7 million, £7.3 million, and Rs.1,650.0 million. As of December 31, 2024, the Company had non-designated forward contracts with notional amounts of €27.0 million, £8.0 million, Rs.1,252.0 million, and Canadian Dollar ("C$" or "CAD") C$1.0 million.
The following summarizes the fair value of derivative financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$549	$2,495
Foreign currency forward contracts not designated as hedging instruments	6	80
Total	$555	$2,575
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$2,034	$1,315
Foreign currency forward contracts not designated as hedging instruments	139	24
Total	$2,173	$1,339
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of March 31, 2025 and December 31, 2024. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net gains (losses) from non-designated forward contracts	$(1,617)	$512
Other foreign currency transactions gains (losses)	1,877	(1,941)
Total foreign exchange gains (losses), net	$260	$(1,429)
NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2024	$391	$1,026	$1,417
Change in unrealized gains (losses) during the period	366	(2,230)	(1,864)
Amount reclassified into income during the period	20	170	190
Tax effect	(90)	483	393
Net change during the period	296	(1,577)	(1,281)
Balances at March 31, 2025	$687	$(551)	$136

Balances at December 31, 2023	$108	$(1,812)	$(1,704)
Change in unrealized gains (losses) during the period	(436)	1,222	786
Amount reclassified into income during the period	—	218	218
Tax effect	29	(336)	(307)
Net change during the period	(407)	1,104	697
Balances at March 31, 2024	$(299)	$(708)	$(1,007)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$179	$(279)
Cost of revenues	(82)	15
Research and development	(217)	37
Sales and marketing	(20)	3
General and administrative	(30)	6
Total	$(170)	$(218)
The Company reclassified an immaterial amount from AOCI to other income (expense), net related to available-for-sale debt securities during the three months ended March 31, 2025 and none during the same period in 2024.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	March 31, 2025	December 31, 2024

	(in thousands)
Computer equipment	$188,413	$187,281
Computer software	26,237	26,229
Leasehold improvements	23,689	23,429
Scanner appliances	18,976	18,978
Furniture, fixtures and equipment	5,202	5,204
Total property and equipment	262,517	261,121
Less: accumulated depreciation and amortization	(234,267)	(230,772)
Property and equipment, net	$28,250	$30,349
As of March 31, 2025 and December 31, 2024, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $10.4 million and $11.2 million, respectively, including assets that had not been placed in service of $4.6 million and $7.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $3.5 million and $4.5 million for the three months ended March 31, 2025 and 2024, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $142.7 million and $131.0 million were recognized during the three months ended March 31, 2025 and 2024, respectively, which amounts were included in the deferred revenue balances of $395.7 million and $364.9 million as of December 31, 2024 and 2023, respectively.
The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.

The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2025:

(in thousands)
2025 (remaining nine months)	$194,363
2026	157,673
2027	69,651
2028	4,528
2029	1,249
2030 and thereafter	142
Total	$427,606
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
Revenues by sales channel are as follows:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Direct	$81,728	$80,126
Partner	78,171	65,679
Total	$159,899	$145,805
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

Deferred costs to obtain contracts are as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
Current	$7,407	$7,289
Noncurrent	$14,951	$15,301
For the three months ended March 31, 2025 and 2024, the Company recognized $2.0 million and $1.6 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
As of December 31, 2023, the net carrying value of the Company’s accounts receivable, current deferred revenues, and noncurrent deferred revenues were $146.2 million, $333.3 million and $31.7 million, respectively.
NOTE 6.                              Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.
The carrying values of intangible assets are as follows:

		March 31, 2025
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(34,009)	$6,132
Total intangibles subject to amortization		$40,141	$(34,009)	$6,132
Intangible assets not subject to amortization				40
Total intangible assets, net				$6,172

		December 31, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(33,369)	$6,772
Total intangibles subject to amortization		$40,141	$(33,369)	$6,772
Intangible assets not subject to amortization				40
Total intangible assets, net				$6,812
Intangible asset amortization expense was $0.6 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of March 31, 2025, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2025 (remaining nine months)	$1,917
2026	2,477
2027	1,738
Total expected future amortization expense	$6,132
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2030. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $4.2 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash payments included in the measurement of lease liabilities	$3,616	$3,621
Lease liabilities arising from obtaining right-of-use assets	$3,226	$12,347
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.2	4.2
Weighted average discount rate	7.5%	7.4%
Maturities of the Company's operating lease liabilities as of March 31, 2025 are as follows:

(in thousands)
2025 (remaining nine months)	$10,856
2026	13,554
2027	13,560
2028	10,339
2029	6,649
2030 and thereafter	2,102
Total minimum lease payments	57,060
Less: interest	(8,417)
Present value of net minimum lease payments	$48,643

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
NOTE 9.                              Stockholders' Equity and Stock-based Compensation
Equity Incentive Plans
Restated 2012 Equity Incentive Plan
On June 8, 2022 ("Effective Date"), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the "Restated 2012 Plan"). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options, nonstatutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights, performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the previous version of the 2012 Equity Incentive Plan ("Previous 2012 Plan") will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan.
On June 12, 2024, the Company's stockholders approved an amendment and restatement to the Restated 2012 Plan to increase the number of shares of the Company's common stock reserved for issuance by 1,092 thousand shares.
As of March 31, 2025, 2,251 thousand shares are available for future grants under the Restated 2012 Plan.
2021 Employee Stock Purchase Plan
On June 9, 2021, the Company’s stockholders approved the 2021 Employee Stock Purchase Plan (the "ESPP"). A total of 600 thousand shares were authorized for issuance to eligible participating employees upon adoption of the ESPP. The ESPP provides for consecutive 6-month offering periods beginning on or about August 16 and February 16 of each year. Eligible employees who elect to participate can contribute from 1% to 15% of their eligible compensation through payroll withholding. During any offering period, contribution rates cannot be changed. However, eligible employees may withdraw from the current offering period. Any contributions made prior to each purchase date in the case of withdrawal or termination of employment will be refunded. On each purchase date, eligible participating employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of the Company's stock on the first trading day of the offering period or (ii) the fair market value of the Company's stock on the purchase date (i.e., the last trading day of the offering period).
During the three months ended March 31, 2025, 37 thousand shares were issued in connection with the purchase of common stock by participating employees. As of March 31, 2025, 398 thousand shares were available for future purchase.

Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the "Plans") generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the three months ended March 31, 2025 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2024	1,314	$113.07	6.6	$40,141
Granted	40	$139.73
Exercised	(56)	$46.41
Canceled	(21)	$141.25
Balance as of March 31, 2025	1,277	$116.35	6.6	$23,831
Vested and expected to vest as of March 31, 2025	1,165	$113.95	6.3	$23,632
Exercisable as of March 31, 2025	781	$101.74	5.4	$22,800
Restricted Stock Units
RSUs granted under the Plans generally only contain a service-based vesting condition that is typically satisfied over four years.
The Company, at times, grants performance-based restricted stock units ("PRSU") under the Plans, to its executive officers and certain other members of its senior leadership team. These PRSUs include both service-based and performance-based vesting conditions. During the fourth quarter each year, the Company’s board of directors (the "Board") or the Compensation and Talent Committee ("CTC") approves the target value for the PRSUs. The target PRSUs are scheduled to vest in three equal annual installments over a three-year period, beginning the year after approval. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance metrics, including revenue growth and adjusted EBITDA margin, which are approved annually by the Board or the CTC. Each annual installments at 200% of the annual target will be considered granted when the performance metrics for the corresponding performance year is determined and approved. The actual number of the PRSUs earned and eligible to vest ranges from 0% to 200% of the annual target, based on the weighted-average achievement of such Company annual performance metrics set for the corresponding annual performance period. Up to 100% of the first and second installment will vest and be released upon completion of the respective performance period following the certification by the Audit and Risk Committee ("ARC"), with cumulative achievement over 100%, if any, to be vested and released at the end of the third year performance period, along with the third installment, following the certification by the ARC. Under the Plan, any unvested PRSU award may be accelerated in part or in full upon the occurrence of certain events, such as death or disability, or a change in control, as defined in the grant agreement.
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the three months ended March 31, 2025 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2024	1,086	(1)	$140.72
Granted	192	(2)	$139.73
Vested	(172)	(3)	$147.54
Forfeited	(135)	(4)	$152.02
Balance as of March 31, 2025	971	(5)	$137.73
Outstanding and expected to vest as of March 31, 2025	760		$137.06
(1)Included 161 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(2)Included 164 thousand PRSUs granted to certain executive officers in the three months ended March 31, 2025.
(3)Included 90 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(4)Included 70 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(5)Included 165 thousand PRSUs granted to certain executive officers in 2025, 2024, 2023, 2022 and 2021.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenues	$2,090	$2,020
Research and development	5,104	5,303
Sales and marketing	3,200	3,739
General and administrative	8,426	7,969
Total stock-based compensation, net of amounts capitalized (1)	$18,820	$19,031
(1)Total stock-based compensation expense capitalized was de minimis during the three months ended March 31, 2025 and 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $3.3 million and $2.8 million during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the Company had unrecognized stock-based compensation expenses of $18.1 million, $80.5 million, $10.7 million, and $0.8 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.3 years, 2.7 years, 1.0 year, and 0.4 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
February 6, 2025	200.0
Total as of March 31, 2025	$1,400.0
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
During the three months ended March 31, 2025 and 2024, the Company repurchased 292 thousand shares and 105 thousand shares of its common stock for approximately $39.6 million and $18.0 million, respectively. As of March 31, 2025, approximately $303.8 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the three months ended March 31, 2025 and 2024 and the Company's financial position as of March 31, 2025 and December 31, 2024.
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

The Company recorded an income tax provision of $10.8 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively, resulting in an effective tax rate of 18.5% and 19.7%, respectively. The increase in income tax provision for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation. The increase in income tax expense was partially offset by an increase in foreign derived intangible income benefit and an increase in research and development tax credit.
As of March 31, 2025, the Company had unrecognized tax benefits of $12.7 million, of which $5.7 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2024, the Company had unrecognized tax benefits of $12.1 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. Due to various factors, including uncertainties of administrative and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is uncertain. It is reasonably possible that the Company may recognize approximately $1.9 million of its unrecognized tax benefits within the next twelve months if the statutes lapse in certain jurisdictions without an examination. The Company does not believe that its estimates, as otherwise provided for, on such tax positions, will materially increase within the next twelve months.
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
The key measure of segment profit or loss that the CODM uses to allocate resources and in assessing performance is the Company’s consolidated net income, as reported on the Condensed Consolidated Statements of Operations. The CODM uses net income to monitor actual results against budgeted and prior period operating results for the purpose of evaluating operational efficiency, and to evaluate income generated from the assets in making strategic decisions on organizational resource allocation, as well as to benchmark segment performance against industry competitors.
The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues	$159,899	$145,805
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	26,196	24,431
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	24,050	22,202
Sales and marketing (exclusive of stock-based compensation)	29,460	25,669
General and administrative (exclusive of stock-based compensation)	8,978	8,939
Add: Other segment items (1)	317	(1,399)
Less: Stock-based compensation	18,820	19,031
Less: Amortization of intangible assets	640	772
Add: Interest income	6,235	6,123
Less: Income tax provision	10,773	9,754
Condensed consolidated net income	$47,534	$39,731

(1)Other segment items included in segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions.
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
United States	$91,227	$86,436
Foreign	68,672	59,369
Total revenues	$159,899	$145,805
The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
United States	$46,947	$47,916
India	20,458	21,076
Rest of world	2,174	2,325
Total long-lived assets	$69,579	$71,317

NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share data)
Numerator:
Net income	$47,534	$39,731
Denominator:
Basic weighted average shares	36,466	36,955
Effect of potentially dilutive shares:
Stock options	210	471
Restricted stock units	103	292
Employee stock purchase plan	5	5
Diluted weighted average shares	36,784	37,723
Net income per share:
Basic	$1.30	$1.08
Diluted	$1.29	$1.05
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Stock options	813	325
Restricted stock units	220	—
Employee stock purchase plan	1	—
Total anti-dilutive shares	1,034	325
NOTE 13.                            Subsequent Event
On May 1, 2025, the Company entered into a second amendment (the "Amendment") to early renew the lease of its headquarters in Foster City, California, which was scheduled to expire in April 2028. The Amendment, effective May 1, 2025, modifies the Company's existing lease payments and extends the lease terms through April 30, 2034 with an aggregate base rent of $30.4 million, payable in monthly installments with escalating rent payments over the term of the lease.

Item 2.                                  Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
In addition to historical information, this Quarterly Report on Form 10-Q contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as "anticipates," "believes," "contemplates," "continue," "could," "would," "estimates," "expects," "future," "intends," "likely," "may," "plans," "potential," "predicts," "projects," "forecasts," "seek," "should," "target," or "will," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our expectations regarding our share repurchase program; and
•other factors discussed in this Quarterly Report on Form 10-Q in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

Overview
We are a leading provider of a cloud-based platform delivering information technology ("IT"), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud platform addresses the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on Qualys' Enterprise TruRisk Platform enables our customers to identify and manage their IT and operational technology ("OT") assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, quantify cyber risk exposure, recommend and implement remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their internal and external IT and OT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for IT, information security, application security, endpoint, developer security and cloud teams.
We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management ("VM"), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps help our customers detect, measure, prioritize and remediate cyber risk spanning a range of assets across on-premises, endpoints, cloud, containers, and mobile environments.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the three months ended March 31, 2025 and 2024, approximately 57% and 59%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
Impacts of Current Macroeconomic Environment
The uncertainty surrounding macroeconomic factors in the U.S. and globally characterized by inflationary pressure, high interest rates, significant volatility of global markets, reduced spending and extended sales cycles, tariff and non-tariff trade barriers, economic and regulatory uncertainty, and geopolitical conflicts could have a material adverse effect on our long-term business and could lead to further economic disruption and expose us to greater risk as our current and potential customers may reduce or eliminate their overall spending on IT security. We will continue to evaluate the nature and extent of the impact to our business, financial position, results of operations and cash flows.

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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of March 31, 2025, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended March 31,
	2025	2024
Revenues	100%	100%
Cost of revenues	18	19
Gross profit	82	81
Operating expenses:
Research and development	18	18
Sales and marketing	21	20
General and administrative	11	12
Total operating expenses	50	50
Income from operations	32	31
Total other income, net	4	3
Income before income taxes	36	34
Income tax provision	6	7
Net income	30%	27%

Comparison of Three and Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenues	$159,899	$145,805	$14,094	10%
Revenues increased by $14.1 million for the three months ended March 31, 2025 compared to the same period in 2024, driven by increased demand for our subscription services by our end customers. Of the total increase of $14.1 million in revenues, 96% was from revenues from customers existing prior to January 1, 2025, and the remaining 4% was from new customers added in the three months ended March 31, 2025. Of the total increase of $14.1 million, 34% was from customers in the United States and the remaining 66% was from customers in foreign countries. Of the total increase of $14.1 million, 11% was from direct customers and the remaining 89% was from partners. In the three months ended March 31, 2025, 51% of total revenue was direct and the remaining 49% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenues	$28,926	$27,198	$1,728	6%
Cost of revenues increased by $1.7 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $1.2 million, driven by additional employees hired to support the growth of our business, an increase in license expenses and professional service expenses of $1.0 million, and an increase in shared cloud platform cost of $0.6 million, partially offset by a decrease in depreciation and amortization expense of $1.1 million resulting from certain of our assets becoming fully depreciated or amortized.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$29,154	$27,530	$1,624	6%
Research and development expenses increased by $1.6 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $1.1 million, driven by additional employees hired to support the growth of our business, and an increase in shared cloud platform cost of $0.5 million.

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$32,660	$29,408	$3,252	11%
Sales and marketing expenses increased by $3.3 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in marketing expenses related to advertising of $1.3 million and trade shows of $1.0 million. The remaining increase is attributable to an increase in personnel costs, driven by increased headcount and an increase in sales commissions.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$17,404	$16,908	$496	3%
General and administrative expenses increased by $0.5 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $0.7 million, driven by increased headcount, partially offset by a decrease in legal fees of $0.2 million.
Total other income, net

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Total other income, net	$6,552	$4,724	$1,828	39%
Total other income, net increased by $1.8 million for the three months ended March 31, 2025, compared to the same periods in 2024, primarily due to favorable changes in foreign currency of $1.7 million, and an increase in interest income of $0.1 million.
Income tax provision

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Income tax provision	$10,773	$9,754	$1,019	10%
Income tax provision increased by $1.0 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation compared to the prior year. The increase in tax expense was partially offset by an increase in foreign derived intangible income benefit and an increase in research and development tax credit.

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
Our net dollar expansion rates were 103% and 104% as of March 31, 2025 and March 31, 2024, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except percentages)
Net income	$47,534	$39,731
Net income as a percentage of revenues	30%	27%
Depreciation and amortization of property and equipment	3,537	4,467
Amortization of intangible assets	640	772
Income tax provision	10,773	9,754
Stock-based compensation	18,820	19,031
Total other income, net	(6,552)	(4,724)
Adjusted EBITDA	$74,752	$69,031
Adjusted EBITDA as a percentage of revenues	47%	47%
Liquidity and Capital Resources
As of March 31, 2025, our principal source of liquidity was cash, cash equivalents and marketable securities of $639.9 million, including $152.5 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$109,588	$85,505
Net cash provided by (used in) investing activities	(7,031)	8,072
Net cash used in financing activities	(44,068)	(24,959)
Net increase in cash, cash equivalents and restricted cash	$58,489	$68,618
Operating Activities
During the three months ended March 31, 2025, we generated $65.3 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $58.2 million during the three months ended March 31, 2024. In addition, we also generated $44.3 million of cash from changes in working capital during the three months ended March 31, 2025, of which $36.0 million was related to the net decrease in accounts receivable and deferred revenue due to the timing of collections and billings, and a $8.3 million increase in payables and accrued liabilities primarily driven by the timing of payments. During the three months ended March 31, 2024, we generated $27.3 million of cash from changes in working capital, of which $28.9 million was attributed to a decrease in accounts receivable due to the timing of collections and $8.6 million increase in payables and accrued liabilities, partially offset by a $10.1 million increase in prepaid expenses primarily driven by the timing of payments.
Investing Activities
During the three months ended March 31, 2025, we used $5.0 million of cash for purchases of marketable securities net of sales and maturities, and used $2.0 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development and leasehold improvements for expansion of our office spaces, as compared to $10.1 million of cash generated from sales and maturities of marketable securities net of purchases, partially offset by $2.1 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development during the three months ended March 31, 2024.
Financing Activities
During the three months ended March 31, 2025, we used $39.7 million of cash for share repurchases, $10.8 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $3.8 million of proceeds from issuance of common stock through our ESPP, and $2.6 million of proceeds from employee exercise of stock options, as compared to $18.0 million of cash used for share repurchases, and $11.8 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $3.6 million of proceeds from issuance of common stock through our ESPP and $2.8 million of proceeds from employee exercise of stock options and during the three months ended March 31, 2024.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $57.1 million as of March 31, 2025, with $14.0 million expected to be paid within the next 12 months. As discussed in Note 13, "Subsequent Event" to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, on May 1, 2025, we entered into a second amendment (the "Amendment") to early renew the lease of our headquarters in Foster City, California, which was scheduled to expire in April 2028. The Amendment, effective May 1, 2025, modifies our existing lease payments and extends the lease terms through April 30, 2034 with an aggregate base rent of $30.4 million, payable in monthly installments with escalating rent payments over the term of the lease.
Purchase Commitments
As of March 31, 2025, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2025 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 6, 2025, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.4 billion. As of March 31, 2025, approximately $303.8 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
Recent Accounting Pronouncements
See Note 1 "Description of Business and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of March 31, 2025, we had designated cash flow hedge forward contracts with notional amounts of €49.1 million, £21.6 million and Rs.4,579.0 million and non-designated forward contracts with notional amounts of €18.7 million, £7.3 million, and Rs.1,650.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $639.9 million in cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2025. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of March 31, 2025, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2025, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
•the imposition of tariffs and other non-tariff trade barriers;
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
We and our service providers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including but not limited to traditional "hackers," sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), ransomware, social engineering, denial of service attacks, and phishing attempts. We and our service providers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform, products, or our internal systems, misappropriate proprietary information, gain access to our customers' systems and data, and/or cause interruptions to our services. We and our service providers have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. We have incurred costs to respond to such incidents and may continue to incur costs to support our efforts to enhance our security measures. Additionally, due to political uncertainty and military actions in parts of Eastern Europe and the Middle East, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches and incidents caused or initiated by nation-state or affiliated actors, including attacks that could materially disrupt our systems, operations and services, or impact our customers systems, operations, and services.
Our solutions, platforms, and system, and those of our service providers, may be, and have in the past been, subject to security incidents as a result of technical and non-technical issues, including as a result of intentional or inadvertent acts or omissions by our employees or service providers. With the level in personnel working remotely, at least part-time in our case, we and our service providers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be, and have in the past been, targeted for cyber-attacks and other security incidents. We also have incorporated AI/machine learning technologies into our technology, and may continue to incorporate additional AI/machine learning technologies in the future. Our use of such technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of technical error, security breaches and incidents. Further, AI/machine learning technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
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
Our business depends to a significant extent on the overall demand for IT and on the economic health of our current and prospective customers. Economic weakness, customer financial difficulties, change in interest rates, inflationary pressures and potential for a recession, economic and regulatory uncertainty, and constrained spending on IT security, as well as longer sales cycles, which factors we have experienced since 2023, have resulted and may in the future result in decreased revenue and earnings. In addition, continued governmental budgetary challenges in the United States and Europe, inflationary pressures and potential for a recession, and geopolitical turmoil in many parts of the world, including the ongoing military conflicts in parts of Eastern Europe and the Middle East, and other disruptions to global and regional economies and markets in many parts of the world, as well as uncertainties related to changes in public policies such as domestic and international regulations, taxes, tariffs and non-tariff trade barriers, or international trade agreements, have and may continue to put pressure on global economic conditions and overall spending on IT security and may further increase inflation, both in the U.S. and globally, which could increase our operating costs in the future and reduce overall spending on IT security. For example, uncertainty as to the impact of the imposition of tariffs on certain countries by the current U.S. administration, as well as any potential retaliatory measures by impacted trade partners, could adversely impact trade relations, result in higher costs, and thereby decrease the purchasing power of our customers. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and impairment of investments. Furthermore, the continued weakness and uncertainty in worldwide credit markets, including the sovereign debt situation in certain countries in the European Union, may adversely impact our European operations, as well as our current and potential customers' available budgetary spending, which could lead to delays or reductions in planned purchases of our solutions.
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
We compete with large and small public companies, such as CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Invicti, Tanium, and Wiz (which has announced a pending acquisition by Google). We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management and Patch Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2025, we derived approximately 49% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of March 31, 2025, approximately 77% of our employees were located outside of the United States, with 69% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2025, we incurred approximately 25% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2025, approximately 25% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $489.7 million in 2022 to $607.6 million in 2024, and headcount increasing from 1,823 employees at the beginning of 2022 to 2,443 employees as of March 31, 2025. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
We collect certain personal and confidential information of our customers in connection with subscriptions to our solutions. Additionally, the data that our solutions collect to help secure and protect the IT infrastructure of our customers may include additional personal or confidential information of our customers’ employees and their customers, and we may collect, store and otherwise process personal or confidential information more generally in connection with our business and operations. Privacy, data protection, and cybersecurity have become significant issues and the subject of extensive regulation in the United States and in many other countries where we offer our solutions. The regulatory frameworks for these matters worldwide are evolving and are likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, retention, transfer, and other processing of personal information. In the United States, these include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, state privacy laws, and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply.
These privacy, data protection, and cybersecurity laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union's General Data Protection Regulation ("GDPR"), which took effect in May of 2018, provides for substantial obligations relating to the handling, storage, and other processing of data relating to individuals and administrative fines for violations, which can be up to the greater of four percent of the previous year’s annual revenue or €20 million. Similarly, the California Consumer Privacy Act ("CCPA") requires covered companies to, among other things, provide certain disclosures to California consumers and affords such consumers rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act ("CPRA") was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including, for example, Washington's My Health, My Data Act and legislation similar to the CCPA adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, Kentucky, New Jersey, New Hampshire, Maryland, Minnesota, Nebraska, and Rhode Island. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. The GDPR, CCPA, and other laws and regulations relating to privacy, data protection, and cybersecurity may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy, data protection and cybersecurity obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and cybersecurity laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the "UK GDPR," which substantially implement the GDPR in the United Kingdom. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an "adequate country" to which personal data could be exported from the European Economic Area ("EEA"), this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the United Kingdom extension to the EU-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission ("SCCs") as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses ("UK SCCs"), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework, United Kingdom extension to the EU-U.S. Data Privacy Framework, revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, Switzerland, or other jurisdictions. We may experience reluctance or refusal by current or prospective customers in these or other jurisdictions to use our products, and we and our customers may face a risk of regulatory enforcement actions or other proceedings relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.
In addition to laws and regulations, privacy advocacy and industry groups or other private parties may propose new and different standards relating to privacy, data protection, and cybersecurity that apply, or are alleged to apply, to us. The interpretation and application of laws, regulations, standards and contractual obligations relating to these matters are uncertain, and it is possible that they may be interpreted and applied in a manner that is, or perceived to be, inconsistent with our data management practices or the features of our solutions. If so, in addition to the possibility of regulatory investigations and enforcement actions or other proceedings, fines, lawsuits and other claims, other forms of injunctive or operations-limiting relief, and damage to our reputations and loss of goodwill, we could be required to fundamentally change our business activities and practices or modify our solutions and may face limitations in our ability to develop new solutions and features, any of which could have an adverse effect on our business. Any inability to adequately address concerns relating to privacy, data protection, or cybersecurity, even if unfounded, or any actual or perceived inability to comply with applicable laws, regulations, standards, or other obligations relating to these matters, could result in cost and liability to us, damage our reputation, inhibit sales of subscriptions and harm our business.
Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and standards relating to privacy, data protection, or cybersecurity that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy and data protection concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.
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
Our solutions contain software licensed to us by third-parties under so-called "open source" licenses, including the GNU General Public License, the GNU Lesser General Public License, the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms. If we combine our proprietary software with open source software in certain ways, we could, in some circumstances, be required to release the source code of our proprietary software to the public. Disclosing the source code of our proprietary software could make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our solutions, which could result in our solutions failing to provide our customers with the security they expect from our services. This could harm our business and reputation. Disclosing our proprietary source code also could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. Any of these events could have a material adverse effect on our business, operating results and financial condition.
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
Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Tax Cuts and Jobs Act of 2017 (or "TCJA") introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, they could impact our financial results in future periods. The TCJA introduced provisions to reduce the deduction rates for foreign income in the U.S. beginning 2026 that may increase our effective income tax rate in the future. The Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights (Pillar One) and the minimum rate of tax applicable to certain types of income (Pillar Two). Many countries have enacted legislation to apply the Pillar Two directive for tax years beginning in January 2024, which generally provides for a minimum effective tax rate of 15% on the income arising in each jurisdiction where the Company operates. These rules do not impact our current year’s financial results as the Company is below the revenue threshold. If applicable in the future, these rules could have an impact on our financial results, the extent of which is currently uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this "Risk Factors" section in this Quarterly Report on Form 10-Q could result in our actual operating results being different from our guidance, and the differences may be adverse and material.
Future sales of shares by existing stockholders could cause our stock price to decline.
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2025, we had approximately 36.4 million shares of our common stock outstanding.
In addition, as of March 31, 2025, there were approximately 1.3 million options and 1.0 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2025, we had an aggregate of 2.3 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.4 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024 and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of March 31, 2025. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently have a material impact to our results of operations. During the three months ended March 31, 2025, we repurchased 0.3 million shares of our common stock for approximately $39.6 million. As of March 31, 2025, approximately $303.8 million remained available for share repurchases pursuant to our share repurchase program.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent an acquisition of us or a change in our management. These provisions include:
•authorizing "blank check" preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock, which would increase the number of outstanding shares and could thwart a takeover attempt;
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled "Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations," the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, accounting for income taxes and stock-based compensation.
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

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2025	106,205	$138.81	106,205	$128,683,145
February 1 - February 28, 2025	102,072	$138.14	102,072	$314,582,784
March 1 - March 31, 2025	83,899	$128.25	83,899	$303,822,831
Total	292,176		292,176
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024 and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of March 31, 2025. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
On February 19, 2025, Thomas P. Berquist, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,168 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 19, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 21, 2025, Wendy M. Pfeiffer, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 600 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 21, 2026, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in February 2025, Ms. Pfeiffer's previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.
On February 26, 2025, Sumedh S. Thakar, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 118,000 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the Company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). Mr. Thakar's new Rule 10b5-1 trading arrangement will not commence until his previous Rule 10b5-1 trading arrangement terminates by its terms. The duration of the trading arrangement is until April 30, 2026, or earlier if all transactions under the trading arrangement are completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408, during the three months ended March 31, 2025.
Lease Amendment
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant).
On May 1, 2025, the Company entered into a second amendment (the “Amendment”) to that certain Lease Agreement dated October 14, 2016, as amended to date, by and between the Company and Hudson Metro Center, LLC (the “Lease”), pursuant to which the Company leases its headquarters building in Foster City, California. The Amendment is effective as of May 1, 2025, and its primary effect is to modify the Company's existing lease payments and extend the term of the Lease until April 30, 2034 for an aggregate base rent of $30.4 million, payable monthly with escalating rental payments throughout the lease term, subject to options to renew the Lease for additional periods as set forth in the Amendment. The Amendment also addresses terms relating to expenses and taxes, and improvements to the premises.
The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which will be filed with the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2025.

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
^Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 6, 2025.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)