Form 10-Q
period 2025-06-30
QUALYS, INC.
filed 2025-08-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of July 24, 2025 was 36,095,879.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$193,983	$232,182
Short-term marketable securities	176,048	149,241
Accounts receivable, net of allowance of $1,432 and $1,064 as of June 30, 2025 and December 31, 2024, respectively	128,675	164,551
Prepaid expenses and other current assets	44,266	39,717
Total current assets	542,972	585,691
Long-term marketable securities	251,179	193,887
Property and equipment, net	26,162	30,349
Operating leases - right of use asset	48,678	40,968
Deferred tax assets, net	91,551	81,307
Intangible assets, net	5,533	6,812
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	24,783	25,876
Total assets	$999,505	$973,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,977	$1,270
Accrued liabilities	52,768	45,942
Deferred revenues, current	354,971	371,457
Operating lease liabilities, current	7,099	9,721
Total current liabilities	416,815	428,390
Deferred revenues, noncurrent	19,229	24,265
Operating lease liabilities, noncurrent	48,248	37,500
Other noncurrent liabilities	7,046	6,266
Total liabilities	491,338	496,421
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 36,130 and 36,503 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	36	37
Additional paid-in capital	691,886	664,879
Accumulated other comprehensive income (loss)	(4,086)	1,417
Accumulated deficit	(179,669)	(189,217)
Total stockholders’ equity	508,167	477,116
Total liabilities and stockholders’ equity	$999,505	$973,537
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$164,062	$148,708	$323,961	$294,513
Cost of revenues	28,877	26,415	57,803	53,613
Gross profit	135,185	122,293	266,158	240,900
Operating expenses:
Research and development	30,249	27,119	59,403	54,649
Sales and marketing	35,810	32,146	68,470	61,554
General and administrative	17,719	14,960	35,123	31,868
Total operating expenses	83,778	74,225	162,996	148,071
Income from operations	51,407	48,068	103,162	92,829
Other income (expense), net:
Interest income	6,407	6,703	12,642	12,826
Other income (expense), net	999	(587)	1,316	(1,986)
Total other income, net	7,406	6,116	13,958	10,840
Income before income taxes	58,813	54,184	117,120	103,669
Income tax provision	11,523	10,412	22,296	20,166
Net income	$47,290	$43,772	$94,824	$83,503
Net income per share:
Basic	$1.30	$1.19	$2.61	$2.26
Diluted	$1.29	$1.17	$2.59	$2.22
Weighted average shares used in computing net income per share:
Basic	36,253	36,915	36,359	36,935
Diluted	36,519	37,464	36,651	37,594
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$47,290	$43,772	$94,824	$83,503
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(29)	(221)	267	(628)
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(4,193)	694	(5,770)	1,798
Other comprehensive income (loss), net of tax	(4,222)	473	(5,503)	1,170
Comprehensive income	$43,068	$44,245	$89,321	$84,673
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$94,824	$83,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,155	10,019
Provision for credit losses	850	277
Stock-based compensation, net of amounts capitalized	36,866	36,117
Accretion of discount on marketable securities, net	(2,008)	(3,520)
Deferred income taxes	(8,605)	(8,165)
Changes in operating assets and liabilities:
Accounts receivable	35,026	36,365
Prepaid expenses and other assets	(4,609)	(4,489)
Accounts payable	699	229
Accrued liabilities and other noncurrent liabilities	3,683	(3,215)
Deferred revenues	(21,522)	(11,792)
Net cash provided by operating activities	143,359	135,329
Cash flow from investing activities:
Purchases of marketable securities	(183,545)	(191,812)
Sales and maturities of marketable securities	100,770	198,250
Purchases of property and equipment	(3,365)	(3,077)
Net cash provided by (used in) investing activities	(86,140)	3,361
Cash flow from financing activities:
Repurchase of common stock	(89,545)	(53,017)
Proceeds from exercise of stock options	5,577	5,970
Payments for taxes related to net share settlement of equity awards	(15,267)	(17,711)
Proceeds from issuance of common stock through employee stock purchase plan	3,817	3,608
Payment of acquisition-related holdback	—	(1,500)
Net cash used in financing activities	(95,418)	(62,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,199)	76,040
Cash, cash equivalents and restricted cash at beginning of period	233,382	206,365
Cash, cash equivalents and restricted cash at end of period	$195,183	$282,405
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	36,503	$37	$664,879	$1,417	$(189,217)	$477,116
Net income	—	—	—	—	47,534	47,534
Other comprehensive loss, net of tax	—	—	—	(1,281)	—	(1,281)
Issuance of common stock upon exercise of stock options	56	—	2,599	—	—	2,599
Repurchase of common stock	(292)	(1)	(1,753)	—	(37,985)	(39,739)
Issuance of common stock upon vesting of restricted stock units	172	—	—	—	—	—
Taxes related to net share settlement of equity awards	(78)	—	(10,831)	—	—	(10,831)
Issuance of common stock through employee stock purchase plan	37	—	3,817	—	—	3,817
Stock-based compensation	—	—	18,820	—	—	18,820
Balances at March 31, 2025	36,398	$36	$677,531	$136	$(179,668)	$498,035
Net income	—	—	—	—	47,290	47,290
Other comprehensive loss, net of tax	—	—	—	(4,222)	—	(4,222)
Issuance of common stock upon exercise of stock options	57	—	2,978	—	—	2,978
Repurchase of common stock	(375)	—	(2,253)	—	(47,291)	(49,544)
Issuance of common stock upon vesting of restricted stock units	85	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(4,436)	—	—	(4,436)
Stock-based compensation	—	—	18,066	—	—	18,066
Balances at June 30, 2025	36,130	$36	$691,886	$(4,086)	$(179,669)	$508,167

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
Net income	—	—	—	—	39,731	39,731
Other comprehensive income, net of tax	—	—	—	697	—	697
Issuance of common stock upon exercise of stock options	46	—	2,770	—	—	2,770
Repurchase of common stock	(105)	—	(627)	—	(17,402)	(18,029)
Issuance of common stock upon vesting of restricted stock units	149	—	—	—	—	—
Taxes related to net share settlement of equity awards	(66)	—	(11,808)	—	—	(11,808)
Issuance of common stock through employee stock purchase plan	29	—	3,608	—	—	3,608
Stock-based compensation	—	—	19,059	—	—	19,059
Balances at March 31, 2024	36,962	$37	$610,923	$(1,007)	$(205,751)	$404,202
Net income	—	—	—	—	43,772	43,772
Other comprehensive income, net of tax	—	—	—	473	—	473
Issuance of common stock upon exercise of stock options	61	—	3,200	—	—	3,200
Repurchase of common stock	(233)	—	(1,395)	—	(33,668)	(35,063)
Issuance of common stock upon vesting of restricted stock units	91	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(5,903)	—	—	(5,903)
Stock-based compensation	—	—	17,114	—	—	17,114
Balances at June 30, 2024	36,846	$37	$623,939	$(534)	$(195,647)	$427,795
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2025 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$580	$—	$580
U.S. Treasury and government agencies	—	318,366	318,366
Corporate bonds	—	146,391	146,391
Asset-backed securities	—	2,907	2,907
Foreign currency forward contracts	—	193	193
Total assets	$580	$467,857	$468,437
Foreign currency forward contracts	$—	$6,636	$6,636
Total liabilities	$—	$6,636	$6,636

	December 31, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$404	$—	$404
Commercial paper	—	6,443	6,443
U.S. Treasury and government agencies	—	233,279	233,279
Corporate bonds	—	131,812	131,812
Asset-backed securities	—	7,520	7,520
Foreign currency forward contracts	—	2,575	2,575
Total assets	$404	$381,629	$382,033
Foreign currency forward contracts	$—	$1,339	$1,339
Total liabilities	$—	$1,339	$1,339
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2025 and 2024.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$580	$—	$—	$580
U.S. Treasury and government agencies	40,439	—	(2)	40,437
Total	41,019	—	(2)	41,017
Short-term marketable securities:
Corporate bonds	52,740	119	(9)	52,850
U.S. Treasury and government agencies	123,121	124	(47)	123,198
Total	175,861	243	(56)	176,048
Long-term marketable securities:
Corporate bonds	93,034	519	(12)	93,541
Asset-backed securities	2,877	30	—	2,907
U.S. Treasury and government agencies	154,602	273	(144)	154,731
Total	250,513	822	(156)	251,179
Total	$467,393	$1,065	$(214)	$468,244
(1)Excludes cash of $153.0 million.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$404	$—	$—	$404
Commercial paper	1,983	—	—	1,983
U.S. Treasury and government agencies	33,939	4	—	33,943
Total	36,326	4	—	36,330
Short-term marketable securities:
Commercial paper	4,459	3	(2)	4,460
Corporate bonds	47,155	107	(3)	47,259
U.S. Treasury and government agencies	97,338	207	(23)	97,522
Total	148,952	317	(28)	149,241
Long-term marketable securities:
Corporate bonds	84,414	310	(171)	84,553
Asset-backed securities	7,426	94	—	7,520
U.S. Treasury and government agencies	101,834	178	(198)	101,814
Total	193,674	582	(369)	193,887
Total	$378,952	$903	$(397)	$379,458
(2)Excludes cash of $195.9 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$10,379	$(21)	$—	$—	$10,379	$(21)
U.S. Treasury and government agencies	172,558	(193)	—	—	172,558	(193)
Total	$182,937	$(214)	$—	$—	$182,937	$(214)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$4,464	$(2)	$—	$—	$4,464	$(2)
Corporate bonds	27,154	(171)	672	(3)	27,826	(174)
U.S. Treasury and government agencies	64,517	(221)	—	—	64,517	(221)
Total	$96,135	$(394)	$672	$(3)	$96,807	$(397)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At June 30, 2025 and December 31, 2024, the unrealized losses related to its marketable securities were due to market factors other than credit. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and six months ended June 30, 2025 and 2024.
The following summarizes the fair value of marketable securities by contractual maturity:

	June 30, 2025
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$216,880	$217,065
Due after One Year through Five Years	247,636	248,272
Asset-backed securities	2,877	2,907
Total	$467,393	$468,244
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
As of June 30, 2025, the Company had designated cash flow hedge forward contracts with notional amounts of €49.2 million, £22.1 million and Rs.4,835.0 million. As of December 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €51.4 million, £20.3 million and Rs.4,381.0 million.
As of June 30, 2025, an immaterial amount of net unrealized gain before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of June 30, 2025, an immaterial amount of net unrealized loss before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of June 30, 2025, the Company had non-designated forward contracts with notional amounts of €12.7 million, £2.5 million, Rs.1,852.0 million, and Canadian Dollar ("C$" or "CAD") C$1.0 million. As of December 31, 2024, the Company had non-designated forward contracts with notional amounts of €27.0 million, £8.0 million, Rs.1,252.0 million, and C$1.0 million.
The following summarizes the fair value of derivative financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$184	$2,495
Foreign currency forward contracts not designated as hedging instruments	9	80
Total	$193	$2,575
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$6,471	$1,315
Foreign currency forward contracts not designated as hedging instruments	165	24
Total	$6,636	$1,339
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of June 30, 2025 and December 31, 2024. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net gains (losses) from non-designated forward contracts	$(2,867)	$(73)	$(4,484)	$439
Other foreign currency transactions gains (losses)	3,867	(518)	5,744	(2,459)
Total foreign exchange gains (losses), net	$1,000	$(591)	$1,260	$(2,020)
NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2024	$391	$1,026	$1,417
Change in unrealized gains (losses) during the period	366	(2,230)	(1,864)
Amount reclassified into income during the period	20	170	190
Tax effect	(90)	483	393
Net change during the period	296	(1,577)	(1,281)
Balances at March 31, 2025	$687	$(551)	$136
Change in unrealized gains (losses) during the period	(41)	(5,426)	(5,467)
Amount reclassified into income during the period	—	(2)	(2)
Tax effect	12	1,235	1,247
Net change during the period	(29)	(4,193)	(4,222)
Balances at June 30, 2025	$658	$(4,744)	$(4,086)

Balances at December 31, 2023	$108	$(1,812)	$(1,704)
Change in unrealized gains (losses) during the period	(436)	1,222	786
Amount reclassified into income during the period	—	218	218
Tax effect	29	(336)	(307)
Net change during the period	(407)	1,104	697
Balances at March 31, 2024	$(299)	$(708)	$(1,007)
Change in unrealized gains (losses) during the period	(221)	465	244
Amount reclassified into income during the period	—	414	414
Tax effect	—	(185)	(185)
Net change during the period	(221)	694	473
Balances at June 30, 2024	$(520)	$(14)	$(534)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$180	$(375)	$359	$(654)
Cost of revenues	(42)	(9)	(124)	6
Research and development	(111)	(24)	(328)	13
Sales and marketing	(11)	(2)	(31)	1
General and administrative	(14)	(4)	(44)	2
Total	$2	$(414)	$(168)	$(632)
The Company reclassified none and an immaterial amount from AOCI to other income (expense), net related to available-for-sale debt securities during the three and six months ended June 30, 2025, respectively, and none during the same periods in 2024.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	June 30, 2025	December 31, 2024

	(in thousands)
Computer equipment	$189,476	$187,281
Computer software	26,237	26,229
Leasehold improvements	23,749	23,429
Scanner appliances	18,978	18,978
Furniture, fixtures and equipment	5,209	5,204
Total property and equipment	263,649	261,121
Less: accumulated depreciation and amortization	(237,487)	(230,772)
Property and equipment, net	$26,162	$30,349
As of June 30, 2025 and December 31, 2024, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $9.8 million and $11.2 million, respectively, including assets that had not been placed in service of $4.2 million and $7.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $3.4 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and $6.9 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $111.4 million and $99.8 million were recognized during the three months ended June 30, 2025 and 2024, respectively, and $254.1 million and $229.6 million were recognized during the six months ended June 30, 2025 and 2024, respectively, which amounts were included in the deferred revenue balances of $395.7 million and $364.9 million as of December 31, 2024 and 2023, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of June 30, 2025:

(in thousands)
2025 (remaining six months)	$141,886
2026	187,212
2027	90,501
2028	11,715
2029	1,648
2030 and thereafter	281
Total	$433,243
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
Revenues by sales channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Direct	$83,854	$80,303	$165,582	$160,429
Partner	80,208	68,405	158,379	134,084
Total	$164,062	$148,708	$323,961	$294,513
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

Deferred costs to obtain contracts are as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
Current	$7,724	$7,289
Noncurrent	$15,322	$15,301
For the three months ended June 30, 2025 and 2024, the Company recognized $2.1 million and $1.8 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized $4.1 million and $3.4 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
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
The carrying values of intangible assets are as follows:

		June 30, 2025
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(34,648)	$5,493
Total intangibles subject to amortization		$40,141	$(34,648)	$5,493
Intangible assets not subject to amortization				40
Total intangible assets, net				$5,533

		December 31, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(33,369)	$6,772
Total intangibles subject to amortization		$40,141	$(33,369)	$6,772
Intangible assets not subject to amortization				40
Total intangible assets, net				$6,812
Intangible asset amortization expense was $0.7 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of June 30, 2025, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2025 (remaining six months)	$1,278
2026	2,477
2027	1,738
Total expected future amortization expense	$5,493
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2034. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $4.5 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $8.7 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively.
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
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash payments included in the measurement of lease liabilities	$6,393	$7,073
Lease liabilities arising from obtaining right-of-use assets	$13,334	$27,822
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	6.1	4.2
Weighted average discount rate	8.0%	7.4%

Maturities of the Company's operating lease liabilities as of June 30, 2025 are as follows:

(in thousands)
2025 (remaining six months)	$4,912
2026	12,711
2027	12,456
2028	12,255
2029	10,320
2030 and thereafter	18,021
Total minimum lease payments	70,675
Less: interest	(15,328)
Present value of net minimum lease payments	$55,347
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
As of June 30, 2025, 2,170 thousand shares are available for future grants under the Restated 2012 Plan.
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
During the six months ended June 30, 2025, 37 thousand shares were issued in connection with the purchase of common stock by participating employees. As of June 30, 2025, 398 thousand shares were available for future purchase.
Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the "Plans") generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the six months ended June 30, 2025 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2024	1,314	$113.07	6.6	$40,141
Granted	97	$132.27
Exercised	(113)	$49.15
Canceled	(46)	$140.70
Balance as of June 30, 2025	1,252	$119.34	6.6	$33,004
Vested and expected to vest as of June 30, 2025	1,147	$117.51	6.4	$32,029
Exercisable as of June 30, 2025	791	$108.36	5.5	$28,532
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
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the six months ended June 30, 2025 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2024	1,086	(1)	$140.72
Granted	268	(2)	$136.57
Vested	(257)	(3)	$143.68
Forfeited	(163)	(4)	$150.34
Balance as of June 30, 2025	934	(5)	$137.02
Outstanding and expected to vest as of June 30, 2025	724		$136.57
(1)Included 161 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(2)Included 164 thousand PRSUs granted to certain executive officers in the six months ended June 30, 2025.
(3)Included 90 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(4)Included 70 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(5)Included 165 thousand PRSUs granted to certain executive officers in 2025, 2024, 2023, 2022 and 2021.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of revenues	$1,980	$1,866	$4,070	$3,886
Research and development	4,963	5,160	10,067	10,463
Sales and marketing	3,083	3,632	6,283	7,371
General and administrative	8,020	6,428	16,446	14,397
Total stock-based compensation, net of amounts capitalized (1)	$18,046	$17,086	$36,866	$36,117
(1)Total stock-based compensation expense capitalized was de minimis during the three and six months ended June 30, 2025 and 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $2.9 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively, and $6.2 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company had unrecognized stock-based compensation expenses of $16.7 million, $75.8 million, $7.5 million, and $0.3 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.3 years, 2.6 years, 0.7 years, and 0.1 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
February 6, 2025	200.0
Total as of June 30, 2025	$1,400.0
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
During the six months ended June 30, 2025 and 2024, the Company repurchased 668 thousand shares and 337 thousand shares of its common stock for approximately $88.8 million and $53.0 million, respectively. As of June 30, 2025, approximately $254.6 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the six months ended June 30, 2025 and 2024 and the Company's financial position as of June 30, 2025 and December 31, 2024.
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

The Company recorded an income tax provision of $11.5 million and $10.4 million for the three months ended June 30, 2025 and 2024, respectively, resulting in an effective tax rate of 19.6% and 19.2%, respectively. The increase in income tax provision for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation. The increase in income tax expense was partially offset by an increase in foreign derived intangible income benefit and an increase in research and development tax credit.
The Company recorded an income tax provision of $22.3 million and $20.2 million for the six months ended June 30, 2025 and 2024, respectively, resulting in an effective tax rate of 19.0% and 19.5%, respectively. The increase in income tax provision for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation. The increase in income tax expense was partially offset by an increase in foreign derived intangible income benefit and an increase in research and development tax credit.
As of June 30, 2025, the Company had unrecognized tax benefits of $13.2 million, of which $6.0 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2024, the Company had unrecognized tax benefits of $12.1 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. Due to various factors, including uncertainties of administrative and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is uncertain. It is reasonably possible that the Company may recognize approximately $1.9 million of its unrecognized tax benefits within the next twelve months if the statutes lapse in certain jurisdictions without an examination. The Company does not believe that its estimates, as otherwise provided for, on such tax positions, will materially increase within the next twelve months.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (OBBBA). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the United States taxation of profits derived from foreign operations. As the legislation was signed into law after the close of the Company's second quarter, the impacts are not included in the Company's operating results for the six months ended June 30, 2025. The Company continues to evaluate the impact of OBBBA, but currently does not expect it to have a material impact on its estimated annual effective rate in 2025.
NOTE 11.                            Segment and Geographic Area Information
Under ASC 280 Segment Reporting, operating segments are defined as components of an entity about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment and has only one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.
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

The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues	$164,062	$148,708	$323,961	$294,513
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	26,258	23,803	52,454	48,234
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	25,286	21,934	49,336	44,136
Sales and marketing (exclusive of stock-based compensation)	32,727	28,514	62,187	54,183
General and administrative (exclusive of stock-based compensation)	9,699	8,532	18,677	17,471
Add: Other segment items (1)	999	(587)	1,316	(1,986)
Less: Stock-based compensation	18,046	17,086	36,866	36,117
Less: Amortization of intangible assets	639	771	1,279	1,543
Add: Interest income	6,407	6,703	12,642	12,826
Less: Income tax provision	11,523	10,412	22,296	20,166
Condensed consolidated net income	$47,290	$43,772	$94,824	$83,503

(1)Other segment items included in segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions.
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
United States	$92,793	$86,940	$184,020	$173,376
Foreign	71,269	61,768	139,941	121,137
Total revenues	$164,062	$148,708	$323,961	$294,513
The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
United States	$53,452	$47,916
India	18,883	21,076
Rest of world	2,505	2,325
Total long-lived assets	$74,840	$71,317

NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$47,290	$43,772	$94,824	$83,503
Denominator:
Basic weighted average shares	36,253	36,915	36,359	36,935
Effect of potentially dilutive shares:
Stock options	172	364	191	418
Restricted stock units	94	182	99	237
Employee stock purchase plan	—	3	2	4
Diluted weighted average shares	36,519	37,464	36,651	37,594
Net income per share:
Basic	$1.30	$1.19	$2.61	$2.26
Diluted	$1.29	$1.17	$2.59	$2.22
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Stock options	832	577	823	451
Restricted stock units	192	45	206	23
Employee stock purchase plan	24	—	12	—
Total anti-dilutive shares	1,048	622	1,041	474

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
•economic and financial conditions, including volatility in foreign exchange rates, inflation concerns, high interest rates, recessionary fears, significant volatility of global markets, reduced spending, budget scrutiny and extended sales cycles, and geopolitical conflicts;
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the six months ended June 30, 2025 and 2024, approximately 57% and 59%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of June 30, 2025, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (OBBBA). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the United States taxation of profits derived from foreign operations. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025. We continue to evaluate the impact of OBBBA, but currently do not expect it to have a material impact on our estimated annual effective rate in 2025.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	100%	100%	100%	100%
Cost of revenues	18	18	18	18
Gross profit	82	82	82	82
Operating expenses:
Research and development	18	18	18	19
Sales and marketing	22	22	21	21
General and administrative	11	10	11	10
Total operating expenses	51	50	50	50
Income from operations	31	32	32	32
Total other income, net	5	4	4	3
Income before income taxes	36	36	36	35
Income tax provision	7	7	7	7
Net income	29%	29%	29%	28%

Comparison of Three and Six Months Ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$164,062	$148,708	$15,354	10%	$323,961	$294,513	$29,448	10%
Revenues increased by $15.4 million for the three months ended June 30, 2025 compared to the same period in 2024, driven by increased demand for our subscription services by our end customers. Of the total increase of $15.4 million in revenues, 95% was from revenues from customers existing prior to April 1, 2025, and the remaining 5% was from new customers added in the three months ended June 30, 2025. Of the total increase of $15.4 million, 38% was from customers in the United States and the remaining 62% was from customers in foreign countries. Of the total increase of $15.4 million, 23% was from direct customers and the remaining 77% was from partners. In the three months ended June 30, 2025, 51% of total revenue was direct and the remaining 49% was from partners.
Revenues increased by $29.4 million for the six months ended June 30, 2025 compared to the same period in 2024, driven by increased demand for our subscription services by our end customers. Of the total increase of $29.4 million in revenues, 90% was from revenues from customers existing prior to January 1, 2025, and the remaining 10% was from new customers added in the six months ended June 30, 2025. Of the total increase of $29.4 million, 36% was from customers in the United States and the remaining 64% was from customers in foreign countries. Of the total increase of $29.4 million, 17% was from direct customers and the remaining 83% was from partners. In the six months ended June 30, 2025, 51% of total revenue was direct and the remaining 49% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$28,877	$26,415	$2,462	9%	$57,803	$53,613	$4,190	8%
Cost of revenues increased by $2.5 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $1.8 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $0.9 million, and an increase in license expenses and professional service expenses of $0.7 million, partially offset by a decrease in depreciation and amortization expense of $0.9 million resulting from certain of our assets becoming fully depreciated or amortized.
Cost of revenues increased by $4.2 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $3.1 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $1.6 million, and an increase in license expenses and professional service expenses of $1.4 million, partially offset by a decrease in depreciation and amortization expense of $1.9 million resulting from certain of our assets becoming fully depreciated or amortized.

Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$30,249	$27,119	$3,130	12%	$59,403	$54,649	$4,754	9%
Research and development expenses increased by $3.1 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $2.6 million, driven by additional employees hired to support the growth of our business, and an increase in shared cloud platform cost of $0.5 million.
Research and development expenses increased by $4.8 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $3.9 million, driven by additional employees hired to support the growth of our business, and an increase in shared cloud platform cost of $0.9 million.
Sales and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$35,810	$32,146	$3,664	11%	$68,470	$61,554	$6,916	11%
Sales and marketing expenses increased by $3.7 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, driven by increased headcount and an increase in sales commissions, of $1.9 million, and an increase in marketing expenses, primarily related to digital advertising, partner event and sponsorship, of $1.5 million, and travel expenses of $0.3 million.
Sales and marketing expenses increased by $6.9 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, driven by increased headcount and an increase in sales commissions, of $3.4 million, and an increase in marketing expenses, primarily related to digital advertising, partner event and sponsorship, of $2.7 million, and travel expenses of $0.8 million.
General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$17,719	$14,960	$2,759	18%	$35,123	$31,868	$3,255	10%
General and administrative expenses increased by $2.8 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $2.8 million, primarily driven by increase in incentive compensation compared to the same period in 2024, and an increase in license expenses and professional service expenses of $0.5 million, partially offset by a decrease in overhead allocations of $0.5 million.

General and administrative expenses increased by $3.3 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $3.4 million, primarily driven by increase in headcount and increase in incentive compensation compared to the same period in 2024, an increase in license expenses and professional service expenses of $0.7 million, and an increase in depreciation of $0.5 million due to office renovations, partially offset by a decrease in overhead allocations of $1.3 million.
Total other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Total other income, net	$7,406	$6,116	$1,290	21%	$13,958	$10,840	$3,118	29%
Total other income, net increased by $1.3 million for the three months ended June 30, 2025, compared to the same periods in 2024, primarily due to favorable changes in foreign currency of $1.6 million, partially offset by a decrease in interest income of $0.3 million.
Total other income, net increased by $3.1 million for the six months ended June 30, 2025, compared to the same periods in 2024, primarily due to favorable changes in foreign currency of $3.3 million, partially offset by a decrease in interest income of $0.2 million.
Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$11,523	$10,412	$1,111	11%	$22,296	$20,166	$2,130	11%
Income tax provision increased by $1.1 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to the tax effect of an increase in pretax income and a decrease in excess tax benefits arising from stock-based compensation.
Income tax provision increased by $2.1 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to the tax effect of a decrease in excess tax benefits arising from stock-based compensation compared to the prior year, and from an increase in pretax income.
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
Our net dollar expansion rates were 104% and 102% as of June 30, 2025 and June 30, 2024, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages)		(in thousands, except percentages)
Net income	$47,290	$43,772	$94,824	$83,503
Net income as a percentage of revenues	29%	29%	29%	28%
Depreciation and amortization of property and equipment	3,339	4,009	6,876	8,476
Amortization of intangible assets	639	771	1,279	1,543
Income tax provision	11,523	10,412	22,296	20,166
Stock-based compensation	18,046	17,086	36,866	36,117
Total other income, net	(7,406)	(6,116)	(13,958)	(10,840)
Adjusted EBITDA	$73,431	$69,934	$148,183	$138,965
Adjusted EBITDA as a percentage of revenues	45%	47%	46%	47%
Liquidity and Capital Resources
As of June 30, 2025, our principal source of liquidity was cash, cash equivalents and marketable securities of $621.2 million, including $105.1 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$143,359	$135,329
Net cash provided by (used in) investing activities	(86,140)	3,361
Net cash used in financing activities	(95,418)	(62,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(38,199)	$76,040
Operating Activities
During the six months ended June 30, 2025, we generated $130.1 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $118.2 million during the six months ended June 30, 2024. In addition, we also generated $13.3 million of cash from changes in working capital during the six months ended June 30, 2025, of which $13.5 million was related to the net decrease in accounts receivable and deferred revenue due to the timing of collections and billings, and a $4.4 million increase in payables and accrued liabilities primarily driven by the timing of payments, partially offset by a $4.6 million increase in prepaid expenses primarily driven by the timing of payments. During the six months ended June 30, 2024, we generated $17.1 million of cash from changes in working capital, of which $24.6 million was attributed to a decrease in accounts receivable due to the timing of collections and $8.6 million increase in payables and accrued liabilities, partially offset by a $4.5 million increase in prepaid expenses primarily driven by the timing of payments.
Investing Activities
During the six months ended June 30, 2025, we used $82.8 million of cash for purchases of marketable securities net of sales and maturities, and used $3.4 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development and leasehold improvements for expansion of our office spaces, as compared to $6.4 million of cash generated from sales and maturities of marketable securities net of purchases, partially offset by $3.1 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development during the six months ended June 30, 2024.
Financing Activities
During the six months ended June 30, 2025, we used $89.5 million of cash for share repurchases, $15.3 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $5.6 million of proceeds from employee exercise of stock options, and $3.8 million of proceeds from issuance of common stock through our ESPP, as compared to $53.0 million of cash used for share repurchases, and $17.7 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $6.0 million of proceeds from employee exercise of stock options, and $3.6 million of proceeds from issuance of common stock through our ESPP, during the six months ended June 30, 2024.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $70.7 million as of June 30, 2025, with $12.7 million expected to be paid within the next 12 months.
Purchase Commitments
As of June 30, 2025, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2025 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 6, 2025, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.4 billion. As of June 30, 2025, approximately $254.6 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of June 30, 2025, we had designated cash flow hedge forward contracts with notional amounts of €49.2 million, £22.1 million and Rs.4,835.0 million and non-designated forward contracts with notional amounts of €12.7 million, £2.5 million, Rs.1,852.0 million, and C$1.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $621.2 million in cash, cash equivalents and short-term and long-term marketable securities as of June 30, 2025. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of June 30, 2025, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2025, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
We and our service providers and suppliers face threats from a variety of sources, including attacks on our networks and systems from numerous sources, including but not limited to traditional "hackers," sophisticated nation-state and nation-state supported actors, other sources of malicious code (such as viruses and worms), ransomware, social engineering, denial of service attacks, and phishing attempts. We and our service providers and suppliers could be a target of cyber-attacks or other malfeasance designed to impede the performance of our solutions, penetrate our network security or the security of our cloud platform, products, or our internal systems, misappropriate proprietary information, gain access to our customers' systems and data, and/or cause interruptions to our services. We and our service providers and suppliers have experienced and may continue to experience security incidents and attacks of varying degrees from time to time. We have incurred costs to respond to such incidents and may continue to incur costs to support our efforts to enhance our security measures. Additionally, due to political uncertainty and military actions in parts of Eastern Europe and the Middle East, we and our service providers and suppliers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches and incidents caused or initiated by nation-state or affiliated actors, including attacks that could materially disrupt our systems, operations and services, or impact our customers systems, operations, and services.
Our solutions, platforms, and system, and those of our service providers and suppliers, may be, and have in the past been, subject to security incidents as a result of technical and non-technical issues, including as a result of intentional or inadvertent acts or omissions by our employees or service providers. With the level in personnel working remotely, at least part-time in our case, we and our service providers and suppliers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be, and have in the past been, targeted for cyber-attacks and other security incidents. We also have incorporated AI/machine learning technologies into our technology, and may continue to incorporate additional AI/machine learning technologies in the future. Our use of such technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of technical error, security breaches and other incidents. Further, AI/machine learning technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
A breach in or incident impacting our data security, an attack against our service availability, or any breach, incident, or attack impacting our third-party service providers and suppliers, or a technical error or outage, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, disclosed publicly or to unauthorized persons, altered, lost, destroyed, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach or other compromise of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss, unavailability or alteration of information, claims, demands and litigation, regulatory investigations, actions and other proceedings, possible liability, and the potential loss of our authorization under the Federal Risk and Authorization Management Program ("FedRAMP"). Any

such actual or perceived security breach or incident or disruption could also divert the efforts of our technical and management personnel. We and our service providers may face difficulties or delays in identifying and responding to any security breach or incident. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as costs to respond to and otherwise address any breach or incident, including any to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach or incident could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.
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
We currently host substantially all of our solutions from third-party shared cloud platforms located in the United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, employee negligence, power losses, technical errors, telecommunications failures and similar events. The facilities also could be subject to break-ins, sabotage, acts of war, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of war, an act of terrorism or misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in interruptions in our services.
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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the six months ended June 30, 2025, we derived approximately 49% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of June 30, 2025, approximately 78% of our employees were located outside of the United States, with 69% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the six months ended June 30, 2025, we incurred approximately 27% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the six months ended June 30, 2025, approximately 25% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $489.7 million in 2022 to $607.6 million in 2024, and headcount increasing from 1,823 employees at the beginning of 2022 to 2,484 employees as of June 30, 2025. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
Government entities have historically been particularly concerned about adopting cloud-based solutions for their operations, including security solutions, and increasing sales of subscriptions for our solutions to government entities may be more challenging than selling to commercial organizations. Selling to government entities can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that we will win a sale. Furthermore, government certification requirements applicable to our platform, including FedRAMP, may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. Governmental entities may also have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons.
We have invested in the creation of a cloud offering certified under the Federal Information Security Management Act for government usage but we cannot be sure that we will continue to sustain or renew this certification, that the government will continue to mandate such certification or that other government agencies or entities will use this cloud offering. We have obtained authorization under FedRAMP, which facilitates our entry into the U.S. federal government market. Such certification is subject to rigorous compliance and if we lose our certification, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization might result in a breach under public sector contracts obtained on the basis of such authorization. This could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.
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
A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters and a significant portion of our operations are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our business partners’ ability to perform services for us on a timely basis. In the event we or our business partners are hindered by any of the events discussed above, our ability to provide our solutions to customers could be delayed, resulting in our missing financial targets, such as revenues and net income, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenues, customers in that region may delay or forego subscriptions of our solutions, which may materially and adversely impact our results of operations for a particular period. In addition, war, acts of terrorism, pandemics or other health emergencies, or responses to these events could cause disruptions in our business or the business of our business partners, customers or the economy as a whole. All of the aforementioned risks may be exacerbated if the disaster recovery plans for us and our service providers and suppliers prove to be inadequate. To the extent that any of the above results in delays of customer subscriptions or commercialization of our solutions, our business, financial condition and results of operations could be adversely affected.

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
The privacy, data protection, and cybersecurity laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the "UK GDPR," which substantially implement the GDPR in the United Kingdom. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an "adequate country" to which personal data could be exported from the European Economic Area ("EEA"), this decision is required to be renewed in 2025 and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA, particularly in light of modifications to the Data Protection Act and UK GDPR in the Data (Use and Access) Bill, which received Royal Assent on June 19, 2025, and aims to modernize and streamline the UK's data protection framework. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the United Kingdom extension to the EU-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission ("SCCs") as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses ("UK SCCs"), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework, United Kingdom extension to the EU-U.S. Data Privacy Framework, revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, Switzerland, or other jurisdictions. We may experience reluctance or refusal by current or prospective customers in these or other jurisdictions to use our products, and we and our customers may face a risk of regulatory enforcement actions or other proceedings relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services.

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2025, we had approximately 36.1 million shares of our common stock outstanding.
In addition, as of June 30, 2025, there were approximately 1.3 million options and 0.9 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of June 30, 2025, we had an aggregate of 2.2 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.4 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024 and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of June 30, 2025. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently have a material impact to our results of operations. During the six months ended June 30, 2025, we repurchased 0.7 million shares of our common stock for approximately $88.8 million. As of June 30, 2025, approximately $254.6 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
April 1 - April 30, 2025	147,276	$121.94	147,276	$285,863,910
May 1 - May 31, 2025	125,985	$134.28	125,985	$268,946,181
June 1 - June 30, 2025	102,158	$140.16	102,158	$254,628,186
Total	375,419		375,419
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021,

May 4, 2022, February 7, 2024 and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of June 30, 2025. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6.                                  Exhibits

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Qualys, Inc., dated June 11, 2025.

10.1	Lease Agreement, First Amendment, between Qualys, Inc. and Hudson Metro Center, LLC, dated March 17, 2017.

10.2	Lease Agreement, Second Amendment, between Qualys, Inc. and Hudson Metro Center, LLC, dated April 30, 2025.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

101 INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema Document.

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within Exhibit 101 attachments.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on August 5, 2025.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)