Form 10-Q
period 2025-09-30
QUALYS, INC.
filed 2025-11-04
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of October 23, 2025 was 35,858,308.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$225,253	$232,182
Short-term marketable securities	193,321	149,241
Accounts receivable, net of allowance of $1,488 and $1,064 as of September 30, 2025 and December 31, 2024, respectively	128,418	164,551
Prepaid expenses and other current assets	49,720	39,717
Total current assets	596,712	585,691
Long-term marketable securities	244,984	193,887
Property and equipment, net	24,792	30,349
Operating leases - right of use asset	47,959	40,968
Deferred tax assets, net	76,258	81,307
Intangible assets, net	4,894	6,812
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	27,743	25,876
Total assets	$1,031,989	$973,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,823	$1,270
Accrued liabilities	51,136	45,942
Deferred revenues, current	371,476	371,457
Operating lease liabilities, current	7,345	9,721
Total current liabilities	431,780	428,390
Deferred revenues, noncurrent	16,336	24,265
Operating lease liabilities, noncurrent	47,264	37,500
Other noncurrent liabilities	7,206	6,266
Total liabilities	502,586	496,421
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 35,908 and 36,503 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	36	37
Additional paid-in capital	710,450	664,879
Accumulated other comprehensive income (loss)	(4,210)	1,417
Accumulated deficit	(176,873)	(189,217)
Total stockholders’ equity	529,403	477,116
Total liabilities and stockholders’ equity	$1,031,989	$973,537
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$169,882	$153,867	$493,843	$448,380
Cost of revenues	27,798	28,832	85,601	82,445
Gross profit	142,084	125,035	408,242	365,935
Operating expenses:
Research and development	28,927	28,901	88,330	83,550
Sales and marketing	35,280	32,686	103,750	94,240
General and administrative	17,922	18,494	53,045	50,362
Total operating expenses	82,129	80,081	245,125	228,152
Income from operations	59,955	44,954	163,117	137,783
Other income (expense), net:
Interest income	6,264	6,764	18,906	19,590
Other income (expense), net	(937)	605	379	(1,381)
Total other income, net	5,327	7,369	19,285	18,209
Income before income taxes	65,282	52,323	182,402	155,992
Income tax provision	14,936	6,111	37,232	26,277
Net income	$50,346	$46,212	$145,170	$129,715
Net income per share:
Basic	$1.40	$1.26	$4.00	$3.52
Diluted	$1.39	$1.24	$3.97	$3.46
Weighted average shares used in computing net income per share:
Basic	36,037	36,762	36,250	36,877
Diluted	36,293	37,136	36,530	37,441
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$50,346	$46,212	$145,170	$129,715
Other comprehensive income (loss), net of tax
Net change in unrealized gains on available-for-sale debt securities, net of tax	317	2,256	584	1,628
Net change in unrealized losses on cash flow hedges, net of tax	(441)	(2,015)	(6,211)	(217)
Other comprehensive income (loss), net of tax	(124)	241	(5,627)	1,411
Comprehensive income	$50,222	$46,453	$139,543	$131,126
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net income	$145,170	$129,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,353	14,410
Provision for credit losses	1,110	411
Stock-based compensation, net of amounts capitalized	56,313	56,454
Accretion of discount on marketable securities, net	(2,799)	(5,231)
Deferred income taxes	6,724	(15,374)
Changes in operating assets and liabilities:
Accounts receivable	35,023	30,848
Prepaid expenses and other assets	(13,402)	(9,900)
Accounts payable	591	391
Accrued liabilities and other noncurrent liabilities	1,568	(1,351)
Deferred revenues	(7,910)	(4,001)
Net cash provided by operating activities	233,741	196,372
Cash flow from investing activities:
Purchases of marketable securities	(275,379)	(305,952)
Sales and maturities of marketable securities	182,322	252,940
Purchases of property and equipment	(4,266)	(6,497)
Net cash used in investing activities	(97,323)	(59,509)
Cash flow from financing activities:
Repurchase of common stock	(138,754)	(97,188)
Proceeds from exercise of stock options	8,856	8,311
Payments for taxes related to net share settlement of equity awards	(20,200)	(23,093)
Proceeds from issuance of common stock through employee stock purchase plan	6,751	6,872
Payment of acquisition-related holdback	—	(1,500)
Net cash used in financing activities	(143,347)	(106,598)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,929)	30,265
Cash, cash equivalents and restricted cash at beginning of period	233,382	206,365
Cash, cash equivalents and restricted cash at end of period	$226,453	$236,630
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	36,503	$37	$664,879	$1,417	$(189,217)	$477,116
Net income	—	—	—	—	47,534	47,534
Other comprehensive loss, net of tax	—	—	—	(1,281)	—	(1,281)
Issuance of common stock upon exercise of stock options	56	—	2,599	—	—	2,599
Repurchase of common stock	(292)	(1)	(1,753)	—	(37,985)	(39,739)
Issuance of common stock upon vesting of restricted stock units	172	—	—	—	—	—
Taxes related to net share settlement of equity awards	(78)	—	(10,831)	—	—	(10,831)
Issuance of common stock through employee stock purchase plan	37	—	3,817	—	—	3,817
Stock-based compensation	—	—	18,820	—	—	18,820
Balances at March 31, 2025	36,398	$36	$677,531	$136	$(179,668)	$498,035
Net income	—	—	—	—	47,290	47,290
Other comprehensive loss, net of tax	—	—	—	(4,222)	—	(4,222)
Issuance of common stock upon exercise of stock options	57	—	2,978	—	—	2,978
Repurchase of common stock	(375)	—	(2,253)	—	(47,291)	(49,544)
Issuance of common stock upon vesting of restricted stock units	85	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(4,436)	—	—	(4,436)
Stock-based compensation	—	—	18,066	—	—	18,066
Balances at June 30, 2025	36,130	$36	$691,886	$(4,086)	$(179,669)	$508,167
Net income	—	—	—	—	50,346	50,346
Other comprehensive loss, net of tax	—	—	—	(124)	—	(124)
Issuance of common stock upon exercise of stock options	67	—	3,279	—	—	3,279
Repurchase of common stock	(366)	—	(2,193)	—	(47,550)	(49,743)
Issuance of common stock upon vesting of restricted stock units	86	—	—	—	—	—
Taxes related to net share settlement of equity awards	(36)	—	(4,933)	—	—	(4,933)
Issuance of common stock through employee stock purchase plan	27	—	2,934	—	—	2,934
Stock-based compensation	—	—	19,477	—	—	19,477
Balances at September 30, 2025	35,908	$36	$710,450	$(4,210)	$(176,873)	$529,403

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	36,909	$37	$597,921	$(1,704)	$(228,080)	$368,174
Net income	—	—	—	—	39,731	39,731
Other comprehensive income, net of tax	—	—	—	697	—	697
Issuance of common stock upon exercise of stock options	46	—	2,770	—	—	2,770
Repurchase of common stock	(105)	—	(627)	—	(17,402)	(18,029)
Issuance of common stock upon vesting of restricted stock units	149	—	—	—	—	—
Taxes related to net share settlement of equity awards	(66)	—	(11,808)	—	—	(11,808)
Issuance of common stock through employee stock purchase plan	29	—	3,608	—	—	3,608
Stock-based compensation	—	—	19,059	—	—	19,059
Balances at March 31, 2024	36,962	$37	$610,923	$(1,007)	$(205,751)	$404,202
Net income	—	—	—	—	43,772	43,772
Other comprehensive income, net of tax	—	—	—	473	—	473
Issuance of common stock upon exercise of stock options	61	—	3,200	—	—	3,200
Repurchase of common stock	(233)	—	(1,395)	—	(33,668)	(35,063)
Issuance of common stock upon vesting of restricted stock units	91	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(5,903)	—	—	(5,903)
Stock-based compensation	—	—	17,114	—	—	17,114
Balances at June 30, 2024	36,846	$37	$623,939	$(534)	$(195,647)	$427,795
Net income	—	—	—	—	46,212	46,212
Other comprehensive income, net of tax	—	—	—	241	—	241
Issuance of common stock upon exercise of stock options	54	—	2,341	—	—	2,341
Repurchase of common stock	(344)	—	(2,064)	—	(43,149)	(45,213)
Issuance of common stock upon vesting of restricted stock units	91	—	—	—	—	—
Taxes related to net share settlement of equity awards	(38)	—	(5,382)	—	—	(5,382)
Issuance of common stock through employee stock purchase plan	31	—	3,264	—	—	3,264
Stock-based compensation	—	—	20,337	—	—	20,337
Balances at September 30, 2024	36,640	$37	$642,435	$(293)	$(192,584)	$449,595
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2025 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 21, 2025.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company's interim and annual reporting requirements will be effective for the Company beginning in the first quarter of fiscal year 2026. The Company does not expect the adoption of guidance to have a material impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06 - Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing references to software development project stage so that the guidance is neutral to different software development methods. The requirements of the ASU are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and are to be applied on a prospective, modified retrospective or retrospective basis, with early adoption permitted. The Company's interim and annual reporting requirements will be effective for the Company beginning in the first quarter of fiscal year 2028. The Company is in the process of analyzing the impact of the ASU on its consolidated financial statements.
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
The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$223	$—	$223
U.S. Treasury and government agencies	—	324,088	324,088
Corporate bonds	—	147,721	147,721
Asset-backed securities	—	1,884	1,884
Foreign currency forward contracts	—	160	160
Total assets	$223	$473,853	$474,076
Foreign currency forward contracts	$—	$6,443	$6,443
Total liabilities	$—	$6,443	$6,443

	December 31, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$404	$—	$404
Commercial paper	—	6,443	6,443
U.S. Treasury and government agencies	—	233,279	233,279
Corporate bonds	—	131,812	131,812
Asset-backed securities	—	7,520	7,520
Foreign currency forward contracts	—	2,575	2,575
Total assets	$404	$381,629	$382,033
Foreign currency forward contracts	$—	$1,339	$1,339
Total liabilities	$—	$1,339	$1,339
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2025 and 2024.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$223	$—	$—	$223
U.S. Treasury and government agencies	35,390	—	(2)	35,388
Total	35,613	—	(2)	35,611
Short-term marketable securities:
Corporate bonds	54,830	208	(2)	55,036
U.S. Treasury and government agencies	138,117	184	(16)	138,285
Total	192,947	392	(18)	193,321
Long-term marketable securities:
Corporate bonds	92,120	580	(15)	92,685
Asset-backed securities	1,864	20	—	1,884
U.S. Treasury and government agencies	150,111	404	(100)	150,415
Total	244,095	1,004	(115)	244,984
Total	$472,655	$1,396	$(135)	$473,916
(1)Excludes cash of $189.6 million.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$404	$—	$—	$404
Commercial paper	1,983	—	—	1,983
U.S. Treasury and government agencies	33,939	4	—	33,943
Total	36,326	4	—	36,330
Short-term marketable securities:
Commercial paper	4,459	3	(2)	4,460
Corporate bonds	47,155	107	(3)	47,259
U.S. Treasury and government agencies	97,338	207	(23)	97,522
Total	148,952	317	(28)	149,241
Long-term marketable securities:
Corporate bonds	84,414	310	(171)	84,553
Asset-backed securities	7,426	94	—	7,520
U.S. Treasury and government agencies	101,834	178	(198)	101,814
Total	193,674	582	(369)	193,887
Total	$378,952	$903	$(397)	$379,458
(2)Excludes cash of $195.9 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$6,013	$(15)	$1,778	$(2)	$7,791	$(17)
U.S. Treasury and government agencies	106,316	(115)	3,685	(3)	110,001	(118)
Total	$112,329	$(130)	$5,463	$(5)	$117,792	$(135)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$4,464	$(2)	$—	$—	$4,464	$(2)
Corporate bonds	27,154	(171)	672	(3)	27,826	(174)
U.S. Treasury and government agencies	64,517	(221)	—	—	64,517	(221)
Total	$96,135	$(394)	$672	$(3)	$96,807	$(397)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At September 30, 2025 and December 31, 2024, the unrealized losses related to its marketable securities were due to market factors other than credit. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and nine months ended September 30, 2025 and 2024.
The following summarizes the fair value of marketable securities by contractual maturity:

	September 30, 2025
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$228,560	$228,932
Due after One Year through Five Years	242,231	243,100
Asset-backed securities	1,864	1,884
Total	$472,655	$473,916
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
As of September 30, 2025, the Company had designated cash flow hedge forward contracts with notional amounts of €47.5 million, £21.8 million and Rs.4,659.0 million. As of December 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €51.4 million, £20.3 million and Rs.4,381.0 million.
As of September 30, 2025, the amount of net unrealized loss of $3.9 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of September 30, 2025, the amount of net unrealized loss of $1.6 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of September 30, 2025, the Company had non-designated forward contracts with notional amounts of €15.5 million, £5.0 million, and Rs.352.0 million. As of December 31, 2024, the Company had non-designated forward contracts with notional amounts of €27.0 million, £8.0 million, Rs.1,252.0 million, and Canadian Dollar ("C$" or "CAD") C$1.0 million.
The following summarizes the fair value of derivative financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$47	$2,495
Foreign currency forward contracts not designated as hedging instruments	113	80
Total	$160	$2,575
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$6,224	$1,315
Foreign currency forward contracts not designated as hedging instruments	219	24
Total	$6,443	$1,339

The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of September 30, 2025 and December 31, 2024. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net gains (losses) from non-designated forward contracts	$729	$(896)	$(3,755)	$(457)
Other foreign currency transactions gains (losses)	(1,665)	1,501	4,079	(958)
Total foreign exchange gains (losses), net	$(936)	$605	$324	$(1,415)

NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2024	$391	$1,026	$1,417
Change in unrealized gains (losses) during the period	366	(2,230)	(1,864)
Amount reclassified into income during the period	20	170	190
Tax effect	(90)	483	393
Net change during the period	296	(1,577)	(1,281)
Balances at March 31, 2025	$687	$(551)	$136
Change in unrealized gains (losses) during the period	(41)	(5,426)	(5,467)
Amount reclassified into income during the period	—	(2)	(2)
Tax effect	12	1,235	1,247
Net change during the period	(29)	(4,193)	(4,222)
Balances at June 30, 2025	$658	$(4,744)	$(4,086)
Change in unrealized gains (losses) during the period	410	(948)	(538)
Amount reclassified into income during the period	—	377	377
Tax effect	(93)	130	37
Net change during the period	317	(441)	(124)
Balances at September 30, 2025	$975	$(5,185)	$(4,210)

Balances at December 31, 2023	$108	$(1,812)	$(1,704)
Change in unrealized gains (losses) during the period	(436)	1,222	786
Amount reclassified into income during the period	—	218	218
Tax effect	29	(336)	(307)
Net change during the period	(407)	1,104	697
Balances at March 31, 2024	$(299)	$(708)	$(1,007)
Change in unrealized gains (losses) during the period	(221)	465	244
Amount reclassified into income during the period	—	414	414
Tax effect	—	(185)	(185)
Net change during the period	(221)	694	473
Balances at June 30, 2024	$(520)	$(14)	$(534)
Change in unrealized gains (losses) during the period	2,796	(3,065)	(269)
Amount reclassified into income during the period	—	423	423
Tax effect	(540)	627	87
Net change during the period	2,256	(2,015)	241
Balances at September 30, 2024	$1,736	$(2,029)	$(293)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$8	$(320)	$367	$(974)
Cost of revenues	(89)	(25)	(213)	(19)
Research and development	(239)	(64)	(567)	(51)
Sales and marketing	(25)	(6)	(56)	(5)
General and administrative	(32)	(8)	(76)	(6)
Total	$(377)	$(423)	$(545)	$(1,055)
There was no reclassification of AOCI to other income (expense), net related to available-for-sale debt securities during the three months ended September 30, 2025 and 2024. The Company reclassified an immaterial amount during the nine months ended September 30, 2025, and none during the same period in 2024.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2025	December 31, 2024

	(in thousands)
Computer equipment	$188,342	$187,281
Computer software	26,237	26,229
Leasehold improvements	23,751	23,429
Scanner appliances	19,234	18,978
Furniture, fixtures and equipment	5,236	5,204
Total property and equipment	262,800	261,121
Less: accumulated depreciation and amortization	(238,008)	(230,772)
Property and equipment, net	$24,792	$30,349
As of September 30, 2025 and December 31, 2024, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $9.3 million and $11.2 million, respectively, including assets that had not been placed in service of $4.3 million and $7.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $2.5 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively, and $9.4 million and $12.1 million for the nine months ended September 30, 2025 and 2024, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $76.1 million and $66.8 million were recognized during the three months ended September 30, 2025 and 2024, respectively, and $330.2 million and $296.5 million were recognized during the nine months ended September 30, 2025 and 2024, respectively, which amounts were included in the deferred revenue balances of $395.7 million and $364.9 million as of December 31, 2024 and 2023, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2025:

(in thousands)
2025 (remaining three months)	$76,587
2026	221,464
2027	112,372
2028	22,730
2029	3,349
2030 and thereafter	1,448
Total	$437,950
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
Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Direct	$85,722	$81,636	$251,304	$242,065
Partner	84,160	72,231	242,539	206,315
Total	$169,882	$153,867	$493,843	$448,380
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

Deferred costs to obtain contracts are as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
Current	$8,168	$7,289
Noncurrent	$16,162	$15,301
For the three months ended September 30, 2025 and 2024, the Company recognized $2.2 million and $1.8 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized $6.3 million and $5.2 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
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
The carrying values of intangible assets are as follows:

		September 30, 2025
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(35,287)	$4,854
Total intangibles subject to amortization		$40,141	$(35,287)	$4,854
Intangible assets not subject to amortization				40
Total intangible assets, net				$4,894

		December 31, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(33,369)	$6,772
Total intangibles subject to amortization		$40,141	$(33,369)	$6,772
Intangible assets not subject to amortization				40
Total intangible assets, net				$6,812
Intangible asset amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of September 30, 2025, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2025 (remaining three months)	$639
2026	2,477
2027	1,738
Total expected future amortization expense	$4,854
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2034. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $2.9 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and $11.6 million and $12.1 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash payments included in the measurement of lease liabilities	$9,413	$10,665
Lease liabilities arising from obtaining right-of-use assets	$14,559	$28,157
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	6.0	4.2
Weighted average discount rate	8.0%	7.4%

Maturities of the Company's operating lease liabilities as of September 30, 2025 are as follows:

(in thousands)
2025 (remaining three months)	$2,145
2026	12,221
2027	12,749
2028	12,576
2029	10,739
2030 and thereafter	18,812
Total minimum lease payments	69,242
Less: interest	(14,633)
Present value of net minimum lease payments	$54,609
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
As of September 30, 2025, 1,940 thousand shares are available for future grants under the Restated 2012 Plan.
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
During the nine months ended September 30, 2025, 64 thousand shares were issued in connection with the purchase of common stock by participating employees. As of September 30, 2025, 371 thousand shares were available for future purchase.
Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the "Plans") generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the nine months ended September 30, 2025 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2024	1,314	$113.07	6.6	$40,141
Granted	192	$132.66
Exercised	(180)	$49.12
Canceled	(71)	$139.98
Balance as of September 30, 2025	1,255	$123.72	6.8	$18,450
Vested and expected to vest as of September 30, 2025	1,141	$122.32	6.6	$18,143
Exercisable as of September 30, 2025	781	$115.30	5.7	$16,921
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
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the nine months ended September 30, 2025 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2024	1,086	(1)	$140.72
Granted	455	(2)	$135.13
Vested	(343)	(3)	$141.93
Forfeited	(189)	(4)	$148.40
Balance as of September 30, 2025	1,009	(5)	$136.34
Outstanding and expected to vest as of September 30, 2025	769		$136.10
(1)Included 161 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(2)Included 164 thousand PRSUs granted to certain executive officers in the nine months ended September 30, 2025.
(3)Included 90 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(4)Included 70 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(5)Included 165 thousand PRSUs granted to certain executive officers in 2025, 2024, 2023 and 2022.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of revenues	$2,172	$2,081	$6,242	$5,967
Research and development	5,207	5,448	15,274	15,911
Sales and marketing	3,490	3,649	9,773	11,020
General and administrative	8,578	9,159	25,024	23,556
Total stock-based compensation, net of amounts capitalized (1)	$19,447	$20,337	$56,313	$56,454
(1)Total stock-based compensation expense capitalized was de minimis during the three and nine months ended September 30, 2025 and 2024.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $3.5 million and $3.9 million during the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the Company had unrecognized stock-based compensation expenses of $16.7 million, $79.9 million, $5.3 million, and $0.9 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.4 years, 2.7 years, 0.7 years, and 0.4 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
February 6, 2025	200.0
Total as of September 30, 2025	$1,400.0
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
During the nine months ended September 30, 2025 and 2024, the Company repurchased 1,033 thousand shares and 681 thousand shares of its common stock for approximately $138.2 million and $98.0 million, respectively. As of September 30, 2025, approximately $205.2 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the nine months ended September 30, 2025 and 2024 and the Company's financial position as of September 30, 2025 and December 31, 2024.
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
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pretax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, tax law developments and possible outcomes of audits. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, the benefit of U.S. federal income tax credits, enacted tax legislation, and the benefits related to foreign-derived intangible income ("FDII") deduction.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA permanently extends and modifies certain domestic and international provisions from the 2017 Tax Cuts and Jobs Act ("TCJA") and phases out certain provisions from the 2022 Inflation Reduction Act. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses and a reinstatement of elective 100% first-year bonus depreciation. Some international provisions of the OBBBA will not be effective until 2026 and forward. The Company has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the three and nine months ended September 30, 2025. The Company will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.
The Company recorded an income tax provision of $14.9 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively, resulting in an effective tax rate of 22.9% and 11.7%, respectively. The increase in income tax provision for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily due to the tax effect of a decrease in the benefit from FDII deduction as a result of the enactment of the OBBBA and a decrease in tax benefits arising from discrete adjustments in the period.
The Company recorded an income tax provision of $37.2 million and $26.3 million for the nine months ended September 30, 2025 and 2024, respectively, resulting in an effective tax rate of 20.4% and 16.8%, respectively. The increase in income tax provision for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily due to the tax effect of a decrease in the benefit from FDII as a result of the enactment of the OBBBA, along with a decrease in excess tax benefits from stock-based compensation and a decrease in tax benefits from other discrete adjustments.
As of September 30, 2025, the Company had unrecognized tax benefits of $13.5 million, of which $6.1 million, if recognized, would favorably impact the Company's effective tax rate. As of December 31, 2024, the Company had unrecognized tax benefits of $12.1 million, of which $5.3 million, if recognized, would favorably impact the Company's effective tax rate. Due to various factors, including uncertainties of administrative and regulatory processes in certain jurisdictions, the timing of the resolution of these unrecognized tax benefits is uncertain. It is reasonably possible that the Company may recognize approximately $1.9 million of its unrecognized tax benefits within the next twelve months if the statutes lapse in certain jurisdictions without an examination. The Company does not believe that its estimates, as otherwise provided for, on such tax positions, will materially increase within the next twelve months.
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

The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues	$169,882	$153,867	$493,843	$448,380
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	24,987	26,046	77,441	74,280
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	23,720	23,437	73,056	67,573
Sales and marketing (exclusive of stock-based compensation)	31,790	29,037	93,977	83,220
General and administrative (exclusive of stock-based compensation)	9,344	9,335	28,021	26,806
Add: Other segment items (1)	(937)	605	379	(1,381)
Less: Stock-based compensation	19,447	20,337	56,313	56,454
Less: Amortization of intangible assets	639	721	1,918	2,264
Add: Interest income	6,264	6,764	18,906	19,590
Less: Income tax provision	14,936	6,111	37,232	26,277
Condensed consolidated net income	$50,346	$46,212	$145,170	$129,715

(1)Other segment items included in segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions.
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
United States	$95,629	$89,238	$279,649	$262,614
Foreign	74,253	64,629	214,194	185,766
Total revenues	$169,882	$153,867	$493,843	$448,380

The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
United States	$52,440	$47,916
India	18,050	21,076
Rest of world	2,261	2,325
Total long-lived assets	$72,751	$71,317
NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$50,346	$46,212	$145,170	$129,715
Denominator:
Basic weighted average shares	36,037	36,762	36,250	36,877
Effect of potentially dilutive shares:
Stock options	144	279	175	372
Restricted stock units	109	91	102	188
Employee stock purchase plan	3	4	3	4
Diluted weighted average shares	36,293	37,136	36,530	37,441
Net income per share:
Basic	$1.40	$1.26	$4.00	$3.52
Diluted	$1.39	$1.24	$3.97	$3.46
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Stock options	758	854	801	585
Restricted stock units	35	311	149	119
Employee stock purchase plan	4	—	10	—
Total anti-dilutive shares	797	1,165	960	704

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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the nine months ended September 30, 2025 and 2024, approximately 57% and 59%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of September 30, 2025, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
On July 4, 2025, OBBBA was signed into law. The OBBBA permanently extends and modifies certain domestic and international provisions from the 2017 TCJA and phases out certain provisions from the 2022 Inflation Reduction Act. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses and a reinstatement of elective 100% first-year bonus depreciation. Some international provisions of the OBBBA will not be effective until 2026 and forward. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three and nine months ended September 30, 2025 September 30, 2025. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.

Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100%	100%	100%	100%
Cost of revenues	16	19	17	18
Gross profit	84	81	83	82
Operating expenses:
Research and development	17	19	18	19
Sales and marketing	21	21	21	21
General and administrative	11	12	11	11
Total operating expenses	49	52	50	51
Income from operations	35	29	33	31
Total other income, net	3	5	4	4
Income before income taxes	38	34	37	35
Income tax provision	8	4	8	6
Net income	30%	30%	29%	29%
Comparison of Three and Nine Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$169,882	$153,867	$16,015	10%	$493,843	$448,380	$45,463	10%
Revenues increased by $16.0 million for the three months ended September 30, 2025 compared to the same period in 2024, driven by increased demand for our subscription services by our end customers. Of the total increase of $16.0 million in revenues, 95% was from revenues from customers existing prior to July 1, 2025, and the remaining 5% was from new customers added in the three months ended September 30, 2025. Of the total increase of $16.0 million, 40% was from customers in the United States and the remaining 60% was from customers in foreign countries. Of the total increase of $16.0 million, 26% was from direct customers and the remaining 74% was from partners. In the three months ended September 30, 2025, 50% of total revenue was direct and the remaining 50% was from partners.
Revenues increased by $45.5 million for the nine months ended September 30, 2025 compared to the same period in 2024, driven by increased demand for our subscription services by our end customers. Of the total increase of $45.5 million in revenues, 83% was from revenues from customers existing prior to January 1, 2025, and the remaining 17% was from new customers added in the nine months ended September 30, 2025. Of the total increase of $45.5 million, 37% was from customers in the United States and the remaining 63% was from customers in foreign countries. Of the total increase of $45.5 million, 20% was from direct customers and the remaining 80% was from partners. In the nine months ended September 30, 2025, 51% of total revenue was direct and the remaining 49% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$27,798	$28,832	$(1,034)	(4%)	$85,601	$82,445	$3,156	4%
Cost of revenues decreased by $1.0 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in shared cloud platform cost of $1.4 million driven by the completion of our effort to migrate certain cloud platform footprint to a lower cost region to optimize infrastructure efficiency, a decrease in depreciation and amortization expense of $0.9 million resulting from certain of our assets that became fully depreciated or amortized, partially offset by an increase in personnel costs, including stock-based compensation, of $1.1 million, driven by additional employees hired to support the growth of our business, and an increase in license expenses and professional service expenses of $0.2 million.
Cost of revenues increased by $3.2 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $4.3 million, driven by additional employees hired to support the growth of our business, and an increase in license expenses of $1.7 million, partially offset by a decrease in depreciation and amortization expense of $2.8 million resulting from certain of our assets becoming fully depreciated or amortized.
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$28,927	$28,901	$26	—%	$88,330	$83,550	$4,780	6%
Research and development expenses remained relatively flat for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the impact of headcount growth to support product development, partially offset by lower average personnel costs, including stock-based compensation driven by lower average grant-date fair value and geographic mix of the incremental hires.
Research and development expenses increased by $4.8 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $3.5 million, driven by additional employees hired to support the growth of our business, and an increase in shared cloud platform cost of $1.3 million.

Sales and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$35,280	$32,686	$2,594	8%	$103,750	$94,240	$9,510	10%
Sales and marketing expenses increased by $2.6 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, driven by increased headcount, of $2.0 million, and an increase in marketing expenses, primarily related to digital advertising, partner event and sponsorship, of $0.6 million.
Sales and marketing expenses increased by $9.5 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, driven by increased headcount and an increase in sales commissions, of $5.4 million, and an increase in marketing expenses, primarily related to digital advertising, partner event and sponsorship, of $3.1 million, and travel expenses of $1.0 million.
General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$17,922	$18,494	$(572)	(3%)	$53,045	$50,362	$2,683	5%
General and administrative expenses decreased by $0.6 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a decrease in personnel costs, including stock-based compensation, driven by lower average grant-date fair value and less incremental expense recorded to reflect the change in estimated achievement rate for PRSUs compared to the same period in 2024, partially offset by additional employees hired to support our growth.
General and administrative expenses increased by $2.7 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $3.4 million, primarily driven by increase in headcount and increase in incentive compensation compared to the same period in 2024, and an increase in license expenses of $0.9 million, partially offset by a decrease in overhead allocations of $1.6 million.
Total other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Total other income, net	$5,327	$7,369	$(2,042)	(28)%	$19,285	$18,209	$1,076	6%
Total other income, net decreased by $2.0 million for the three months ended September 30, 2025, compared to the same periods in 2024, primarily due to unfavorable changes in foreign currency of $1.5 million, and a decrease in interest income of $0.5 million.

Total other income, net increased by $1.1 million for the nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to favorable changes in foreign currency of $1.8 million, partially offset by a decrease in interest income of $0.7 million.
Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$14,936	$6,111	$8,825	144%	$37,232	$26,277	$10,955	42%
Income tax provision increased by $8.8 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the tax effect of a decrease in the benefit from FDII deduction as a result of the enactment of the OBBBA and a decrease in the tax benefits arising from discrete adjustments in the period.
Income tax provision increased by $11.0 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to the tax effect of a decrease in the benefit from FDII deduction as a result of the enactment of the OBBBA, along with a decrease in excess tax benefits from stock-based compensation and a decrease in tax benefits from other discrete adjustments compared to the prior year.
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
Our net dollar expansion rates were 104% and 103% as of September 30, 2025 and September 30, 2024, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages)		(in thousands, except percentages)
Net income	$50,346	$46,212	$145,170	$129,715
Net income as a percentage of revenues	30%	30%	29%	29%
Depreciation and amortization of property and equipment	2,559	3,670	9,435	12,146
Amortization of intangible assets	639	721	1,918	2,264
Income tax provision	14,936	6,111	37,232	26,277
Stock-based compensation	19,447	20,337	56,313	56,454
Total other income, net	(5,327)	(7,369)	(19,285)	(18,209)
Adjusted EBITDA	$82,600	$69,682	$230,783	$208,647
Adjusted EBITDA as a percentage of revenues	49%	45%	47%	47%
Liquidity and Capital Resources
As of September 30, 2025, our principal source of liquidity was cash, cash equivalents and marketable securities of $663.6 million, including $139.2 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$233,741	$196,372
Net cash used in investing activities	(97,323)	(59,509)
Net cash used in financing activities	(143,347)	(106,598)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,929)	$30,265
Operating Activities
During the nine months ended September 30, 2025, we generated $217.9 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $180.4 million during the nine months ended September 30, 2024. In addition, we also generated $15.9 million of cash from changes in working capital during the nine months ended September 30, 2025, of which $27.1 million was related to a net favorable change in accounts receivable and deferred revenue due to the growth in billings and collections, partially offset by an $11.2 million net unfavorable change in prepaid expenses and payables and accrued liabilities primarily due to the timing of payments. During the nine months ended September 30, 2024, we generated $16.0 million of cash from changes in working capital, of which $26.8 million was attributed to decreases in accounts receivable and deferred revenue due to the timing of collections and billings, partially offset by a $9.9 million increase in prepaid expenses and a $1.0 million decrease in payables and accrued liabilities primarily due to the timing of payments.
We expect a reduction in cash taxes paid for U.S. federal and state income taxes for the fiscal year ended December 31, 2025, primarily due to the deduction of domestic research and development expenditures allowed by the OBBBA.

Investing Activities
During the nine months ended September 30, 2025, we used $93.1 million of cash for purchases of marketable securities net of sales and maturities, and used $4.3 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development and leasehold improvements for expansion of our office spaces, as compared to $53.0 million of cash for purchases of marketable securities net of sales and maturities, and $6.5 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development during the nine months ended September 30, 2024.
Financing Activities
During the nine months ended September 30, 2025, we used $138.8 million of cash for share repurchases, $20.2 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $8.9 million of proceeds from employee exercise of stock options, and $6.8 million of proceeds from issuance of common stock through our ESPP, as compared to $97.2 million of cash used for share repurchases, and $23.1 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $8.3 million of proceeds from employee exercise of stock options, and $6.9 million of proceeds from issuance of common stock through our ESPP, during the nine months ended September 30, 2024.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $69.2 million as of September 30, 2025, with $12.6 million expected to be paid within the next 12 months.
Purchase Commitments
As of September 30, 2025, other than the changes described above in this section entitled "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2025 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 6, 2025, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.4 billion. As of September 30, 2025, approximately $205.2 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of September 30, 2025, we had designated cash flow hedge forward contracts with notional amounts of €47.5 million, £21.8 million and Rs.4,659.0 million and non-designated forward contracts with notional amounts of €15.5 million, £5.0 million, and Rs.352.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $663.6 million in cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2025. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of September 30, 2025, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2025, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
Our success significantly depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2025, we derived approximately 49% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of September 30, 2025, approximately 78% of our employees were located outside of the United States, with 70% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2025, we incurred approximately 29% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2025, approximately 25% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $489.7 million in 2022 to $607.6 million in 2024, and headcount increasing from 1,823 employees at the beginning of 2022 to 2,575 employees as of September 30, 2025. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
The privacy, data protection, and cybersecurity laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the "UK GDPR," which substantially implement the GDPR in the United Kingdom. This legislation provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an "adequate country" to which personal data could be exported from the European Economic Area ("EEA"), this decision is required to be renewed in 2025 and may be modified, revoked, or challenged in the interim, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA, particularly in light of modifications to the Data Protection Act and UK GDPR in the Data (Use and Access) Bill, which received Royal Assent on June 19, 2025, and aims to modernize and streamline the UK's data protection framework. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the United Kingdom extension to the EU-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission ("SCCs") as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses ("UK SCCs"), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework, United Kingdom extension to the EU-U.S. Data Privacy Framework, revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, Switzerland, or other jurisdictions. We may experience reluctance or refusal by current or prospective customers in these or other jurisdictions to use our products, and we and our customers may face a risk of regulatory enforcement actions or other proceedings relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Further, the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Compliance with the Data Act may require us to adjust contract terms with customers and develop technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business.

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
Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The TCJA introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, they could impact our financial results in future periods. The Organization for Economic Cooperation and Development has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights (Pillar One) and the minimum rate of tax applicable to certain types of income (Pillar Two). Many countries have enacted legislation to apply the Pillar Two directive for tax years beginning in January 2024, which generally provides for a minimum effective tax rate of 15% on the income arising in each jurisdiction where the Company operates. These rules do not impact our current year’s financial results as the Company is below the revenue threshold. If applicable in the future, these rules could have an impact on our financial results, the extent of which is currently uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2025, we had approximately 35.9 million shares of our common stock outstanding.
In addition, as of September 30, 2025, there were approximately 1.3 million options and 1.0 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2025, we had an aggregate of 1.9 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.4 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024 and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of September 30, 2025. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our share repurchases in 2023 and 2024 were subject to the 1% excise tax introduced in the Inflation Reduction Act. The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. This provision does not currently have a material impact to our results of operations. During the nine months ended September 30, 2025, we repurchased 1.0 million shares of our common stock for approximately $138.2 million. As of September 30, 2025, approximately $205.2 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1 - July 31, 2025	114,101	$140.26	114,101	$238,624,161
August 1 - August 31, 2025	125,736	$131.66	125,736	$222,069,257
September 1 - September 30, 2025	125,676	$134.33	125,676	$205,187,093
Total	365,513		365,513
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021,

May 4, 2022, February 7, 2024 and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of September 30, 2025. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
On August 12, 2025, Joo Mi Kim, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 51,509 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 10, 2026, or earlier if all transactions under the trading arrangement are completed.
On August 21, 2025, Bruce Posey, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 22,234 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 1, 2026, or earlier if all transactions under the trading arrangement are completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.
Appointment of Director
On October 30, 2025, the board of directors (the “Board”) of Qualys, Inc. (the “Company”) appointed Bradford L. Brooks to serve on the Board as a Class II director until the Company’s 2026 annual meeting of stockholders or until his successor is duly elected and qualified. There are no arrangements or understandings between Mr. Brooks and any other persons pursuant to which he was elected to serve on the Board. In addition, the Board appointed Mr. Brooks to the Nominating and Governance Committee of the Board.
Mr. Brooks has served as Chief Executive Officer of Censys, Inc., a leading provider of continuous attack surface management, from January 2022 through May 2025. Previously, Mr. Brooks served as a member of the board of directors of ARC Document Solutions from April 2018 through November 2024 where he served on the Audit Committee, Compensation Committee, and as Lead Independent Director. Mr. Brooks also served on the board of directors of WeTransfer from March 2021 through July 2024 and as President and CEO of OneLogin, a global leader in cloud-based identity and access management as a service, from August 2017 to October 2021. From January 2015 to June 2017, Mr. Brooks was Chief Marketing Officer as well as the executive leader of product management and engineering for DocuSign. Mr. Brooks held senior executive level positions at Juniper Networks and Microsoft prior to DocuSign. Mr. Brooks holds a Bachelor of Science in Economics from California State University, Chico, and a Masters of International Management from Thunderbird School of Global Management, Arizona State University.

Mr. Brooks is not a party to any transaction with any related person required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.
Mr. Brooks has entered into the Company’s standard form of indemnification agreement, a copy of which was previously filed on August 10, 2012 as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-182027). In addition, Mr. Brooks will be compensated for his service on the Board in accordance with the Company’s standard compensation policy for non-employee directors.
Adoption of Executive Severance Policy
On October 30, 2025, our Compensation and Talent Committee approved an Executive Severance Policy (the “Severance Policy”) that memorialized the Company’s existing unwritten executive severance and change in control policy with certain modifications to reflect current market practices. The severance and change in control payments and benefits under the Severance Policy supersede any prior agreement or arrangement the named executive officers may have had with us that provided for severance and/or change in control payments or benefits. The Severance Policy has a term of 2-years with 1-year renewals.
Under the Severance Policy, in the event of a qualifying termination of the employment of a named executive officer that is not in connection with a change in control of the Company (i.e. an involuntary termination of employment without “cause”), the named executive officer will receive the following benefits:

•cash severance pay equal to (i) in the case of Sumedh Thakar, 12 months of his annual base salary and 100% of his annual target bonus, or (ii) in the case of each of the other named executive officers, (A) 3 months of the named executive officer’s annual base salary, if he or she has been employed by us for less than 1 year, (B) 6 months of the named executive officer’s annual base salary, if he or she has been employed by us for at least 1 year but not more than 5 years, or (C) 9 months of the named executive officer’s annual base salary and 50% of his or her annual target bonus, if he or she has been employed by us for more than 5 years;
•payment or reimbursement of premiums for coverage under COBRA for the named executive officer and his or her eligible dependents, if any, for up to the number of months of annual base salary that the named executive officer is entitled to receive under the previous bullet; and
•acceleration of equity awards equal to (i) in the case of Mr. Thakar, 12 months for time-based equity and performance-based equity pro-rated based on both actual achievement (capped at 100%) and time served during the year, or (ii) in the case of each of the other named executive officers, 6 months for time-based equity and performance-based equity pro-rated based on both actual achievement (capped at 100%) and time served during the year if he or she has been employed by us for more than 5 years.
In the event of a qualifying termination of the employment of a named executive officer in connection with a change in control of the Company (i.e. a termination without “cause,” for death or disability, or a resignation for “good reason,” in each case, during the period 3 months before and (i) in the case of Mr. Thakar, 18 months following a change in control, and (ii) in the case of each of the other named executive officers, 12 months following a change in control), the named executive officer will receive the following benefits:
•severance pay equal to 100% (or in Mr. Thakar’s case, 150%) of the named executive officer’s annual base salary and target annual bonus;
•payment or reimbursement of premiums for coverage under COBRA for the named executive officer and his or her eligible dependents, if any, for up to 12 months (or in Mr. Thakar’s case, 18 months); and
•accelerated vesting and exercisability as to 100% of any then-unvested equity awards, with performance-based equity awards vesting at target levels of performance unless specified otherwise in the award agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 4, 2025.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)