Form 10-K
period 2025-12-31
QUALYS, INC.
filed 2026-02-20
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No   ☒
As of June 30, 2025, the aggregate market value of voting shares of common stock held by non-affiliates of the registrant was $3,714 million based on the last reported sale price of the registrant's common stock on June 30, 2025. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant's common stock outstanding as of February 11, 2026 was 35,675,926 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•Our IT, security and compliance solutions are delivered from 15 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
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
•anticipated technology trends, such as the use of cloud solutions, and use of artificial intelligence (“AI”);
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
Our cloud platform is currently used by over 10,000 customers worldwide, including a majority of the Forbes Global 100. Our revenues increased to $669.1 million in 2025 from $607.6 million in 2024 and $554.5 million in 2023.
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

Introducing Qualys Enterprise TruRisk Platform

… leveraging risk analytics to deliver desired business outcomes

BUSINESS OUTCOME
MEASURE
Quantify Cyber Risk in Business Terms
COMMUNICATE
Executive Reporting and Ticketing
ELIMINATE
Patch, Mitigate & Track
860
TruRisk™ Score
RISK OPERATIONS CENTER (ROC)
RISK ANALYSIS
Unified Asset Inventory
Risk Factors Aggregation
Threat Intelligence Enrichment
Contextualization with Business Context
Risk Prioritization
Risk Response Orchestration
Compliance & Executive Reporting
RISK FACTORS
Security and Risk Findings
Risk Identification
(Built in threat intel feeds, enriched with in-house vuln research)
(CMDB, Custom Data Sources)
QUALYS CONNECTORS
THIRD-PARTY CONNECTORS
THREAT INTELLIGENCE
BUSINESS CONTEXT
VULNERABILITY SCANNING
CLOUD SECURITY
RUNTIME SECURITY
VULNERABILITY MANAGEMENT
CLOUD SECURITY
aws
WIZ
Google Cloud
ENDPOINT SECURITY
APPLICATION SECURITY
Checkmarx
BurpSuite
CANADIAN CENTRE for CYBER SECURITY
MITRE ATT&CK
TALOS
CMDB
GRC
Active Directory

Our cloud platform is delivered to our customers via our 15 global shared cloud platforms, or via our private platform offering, Qualys Private Cloud Platform (PCP), for customers or partners that want the platform to reside within the customer's shared cloud platform. The PCP is a standalone version of our multi-layer, multi-tenant services architecture and is a fully integrated turnkey solution, making it more scalable, cost effective and faster to deploy within a customer's shared cloud platform. Solutions delivered through our PCP are typically on the same subscription basis as solutions delivered through our shared platform. Our PCP utilizes hardware and software owned by us and is physically located on the customer's premises. The customer is not permitted to take possession of the software or access the software code. We also offer our PCP as a subscription-based platform services to the customer using a virtual version of our software. This virtualized PCP allows us to extend our security and compliance solutions without the complexity and cost associated with deploying traditional enterprise software.
Qualys Core Services
Our core services enable customers to detect vulnerabilities, measure and remediate cyber risk through integrated workflows, and deliver real-time analysis and reporting across on-premises environments, network perimeters, endpoints, and cloud deployments.
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
The Cloud Apps are self-updating, centrally managed and tightly integrated, and cover a broad range of functionality in areas such as asset management, vulnerability and configuration management, risk remediation, threat detection and response, compliance and cloud security solutions. Qualys' TruRisk scoring capabilities are embedded in many of our Cloud Apps, providing our customers with a quantitative metric of risk to help prioritize cybersecurity threats based on a combination of severity, exploitability, asset criticality, threat intelligence, and business context.
We believe that our applications are easy to use and provide our customers with a high level of control because our applications are part of one platform, share a common user interface, utilize the same scanners and agent, access the same collected data, and leverage the same user permissions.
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
Enterprise TruRisk Management (ETM): ETM provides a unified view of cyber risk across an organization’s entire attack surface, including on-premises infrastructure, cloud environments, and applications, through a consolidated inventory of assets. The solution ingests and analyzes security telemetry from Qualys and third-party sensors, applying normalization, deduplication, and correlation of threat signals across more than 25 threat intelligence feeds to enhance risk severity and exploitability assessment. Leveraging the Qualys TruRisk score, ETM incorporates configurable business and risk parameters to quantify cyber risk in financial terms specific to an organization’s risk tolerance, supporting risk-based prioritization and decision-making. ETM further enables automated remediation through policy-based response rules and AI-driven workflows that integrate with Qualys’ TruRisk Eliminate solutions, IT service management platforms, and other third-party systems. These capabilities provide organizations with a vendor-agnostic solution to holistically centralize their response to cyber risk.
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
Total Application Security (TotalAppSec, TAS): TAS continuously discovers and catalogs web applications and APIs – including new and unknown ones – and detects vulnerabilities and misconfigurations in web apps and APIs. Scaling to thousands of scans, it conducts incisive, thorough and precise testing of browser-based web apps, mobile app backends, and APIs. TAS' powerful API enables integration with other systems and allows teams to detect issues within DevOps environments early in the application development process. Bundled malware detection capability with TAS uses reputational, behavioral, antivirus, and heuristic analyses to identify and alert on malware infecting a user's websites. By Integrating TAS with manual testing tools and bug bounty solutions, customers can build a comprehensive application security testing program.
Risk Remediation
Patch Management (PM): PM provides automated patch deployment capabilities for Windows, Linux, Mac and third party software by correlating vulnerabilities and the right set of remediation including patches and configuration fixes. It continuously gathers and uploads telemetry about installed software, open vulnerabilities and missing patches to our cloud platform. The resulting shared visibility of assets and their posture enables IT and security teams to collaborate using common vulnerability-

centric terminology and provides a consistent data set to analyze, prioritize, deploy and verify patches more efficiently. Patch Management is a component of Qualys' TruRisk Eliminate suite of remediation solutions. TruRisk Eliminate encompasses a broad range of remediation capabilities for organizations when patches are not yet available or feasible to deploy.
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
Compliance
Policy Audit (PA): PA automates security configuration assessments across IT systems spanning on-premises, cloud, and hybrid environments. PA provides real-time visibility into compliance status and helps prevent configuration drift by continuously monitoring against multiple standards for operating systems, network devices, databases, and server applications. PA includes a robust library of 900+ pre-built policies, 20,000 controls, and 350 supported technologies, covering over 90 regulations and frameworks such as PCI DSS, HIPAA, SOX, and NIST. With built-in CIS 18 management and actionable remediation guidance, Qualys’ PA solution simplifies compliance by enabling organizations to identify security issues, prioritize fixes, and track exceptions from a single, unified workflow. By leveraging industry-recommended best practices and a repeatable, auditable process, Qualys’ PA empowers organizations to reduce risk, automate compliance assessments, and ensure adherence to both internal policies and external regulations.
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
Cloud Security
TotalCloud (TC): TC is a Cloud-Native Application Protection Platform (CNAPP), which provides an integrated suite of security capabilities designed for multi-cloud environments. It provides complete visibility and cyber-risk exposure assessment across cloud assets, enabling continuous discovery and monitoring of the cloud landscape to identify risks and maintain compliance. With its FlexScan technology, TC offers comprehensive assessment features that include no-touch, agentless, API, and snapshot-based scanning, along with agent and network-based scanning for thorough vulnerability detection. The TruRisk component allows for a unified risk view, correlating vulnerabilities, security controls, and compliance across resources to prioritize and reduce cyber risks effectively. For real-time defense, TC's InstaProtect continuously monitors all cloud assets to detect and protect against evolving and unknown threats. Remediation is streamlined through our QFlow technology, which provides no-code, drag-and-drop workflows for efficient vulnerability management. TC provides organizations with an all-encompassing solution, delivering fast, agentless, real-time security and compliance across a variety of use cases, including Cloud Workload Protection (CWP), Cloud Detection and Response (CDR), Cloud Security Posture Management (CSPM), Infrastructure as Code (IaC), SaaS Security Posture Management (SSPM), Cloud Infrastructure and Entitlement Management (CIEM), and

Kubernetes and Container Security (KCS) to offer organizations a single unified solution for comprehensively securing their cloud and hybrid-cloud environments.
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
•Selectively pursue technology acquisitions to bolster our capabilities and leadership position. We may explore acquisitions that are complementary to and can expand the functionality of our cloud platform. We may also seek to acquire development teams to supplement our own personnel and acquire technology to increase the breadth of our cloud-based IT, security and compliance solutions, deep learning AI, and machine learning (ML) technologies to uncover behavior patterns including active vulnerability exploitation, identification of advanced network threats, and adaptive risk mitigation across all assets and applications.
Our Customers
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. As of December 31, 2025, we had over 10,000 customers worldwide, including a majority of the Forbes Global 100. In each of 2025, 2024 and 2023, no one customer accounted for more than 10% of our revenues. In 2025, 2024 and 2023, 56%, 58% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, value-added resellers and consulting firms in the United States and internationally.
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
For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves our sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, we sell the associated subscription to the channel partner who in turn resells the subscription to the customer, with the channel partner retaining the margin between the price they purchase from us and the price they sell to the end user. Once the order is completed, we provide these customers with direct access to our solutions and other associated back-office applications, enabling us to establish a direct relationship as part of ensuring customer satisfaction with our solutions. At the end of the subscription term, the channel partner engages with the customer to execute a renewal order, with our sales team providing assistance as required. In 2025, 2024 and 2023, 49%, 46% and 43%, respectively, of our revenues were generated by channel partners.
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
We compete with large and small public companies, such as CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Invicti, Tanium, and Wiz (which has announced a pending acquisition by Google). We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management, Patch Management, and Enterprise TruRisk Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
Intellectual Property
We rely on a combination of trade secrets, copyrights, patents and trademarks, as well as contractual protections, to establish and protect our intellectual property rights and protect our proprietary technology. As of December 31, 2025, we have 52 issued patents, which expire from 2029 to 2044, several pending U.S. patent applications and an exclusive license to four U.S. patents. The inbound license remains in effect until the licensed patents are no longer enforceable, unless the applicable license agreement is first terminated by us or terminated by the licensor for a breach of the agreement or if we undergo certain bankruptcy events. These exclusive licenses are subject to the licensor’s reservation of certain rights in the patents and subject to the U.S. government’s reserved rights in the technology. We have a number of registered and unregistered trademarks. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. We view our trade secrets and know-how as a significant component of our intellectual property assets, as we have spent years designing and developing our cloud platform, which we believe differentiates us from our competitors.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Human Capital Resources
We take a holistic approach to our human capital management strategy, striving to create a culture where talented people want to come to work, develop their careers, become leaders, and make a difference for all our stakeholders and communities. Doing the right thing for our people, our communities and our environment upholds the trust of our customers, partners, employees, and stockholders, enabling us to grow our business profitably and meet the diverse needs of our constituents. As of December 31, 2025, we had 2,625 full-time employees, including 1,262 in research and development, 524 in sales and marketing, 592 in operations and customer support, and 247 in general and administrative. As of December 31, 2025, approximately 78% of our employees were located outside of the United States, with 70% of our employees located in India. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain European countries and Brazil have collective bargaining arrangements at the national level. We believe our employee relations are good, and we have not experienced any work stoppages.
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
Promoting a Healthy Work-life Balance. Qualys aims to maintain a healthy work-life balance and provide resources to support our employees’ well-being. During 2022, our workforce gradually transitioned into a hybrid work schedule, which resulted in a significant portion of our workforce working either in-person on a part-time basis, or remotely. During 2025, we continued to offer this hybrid work schedule to our workforce. Our top priority remains providing support for our employees, partners, and customers.
Community Engagement. We value the communities that support our operations and have several company and employee-led initiatives to support the communities in which we operate. In 2025, our efforts were centered on advancing education, technology, local communities, and environmental initiatives. For example, we provided training, mobility solutions, and job placements for people with disabilities, established a Clinic on Wheels program and brought doctors, medicines, and essential care to areas where access is limited, partnered with nonprofit organizations to provide back-to-school backpacks and computer cyber labs to educate youth in our community, supported by a coursework developed by our own employees, and donated to food drives and holiday fundraisers to support local families in need, among other initiatives. Our employees further participated in environmental initiatives such as World Environment Day that encourage awareness and action for the protection of the environment, in addition to taking part in local clean-up activities across the world.
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
Our Eco-Friendly Operations. Our environmental, health and safety systems, processes and tools in place across our footprint enable Qualys to meet or exceed governmental and industry requirements. We strive to consistently improve how we operate our platforms in energy-efficient networks and data centers as well as pursue sustainability initiatives that reduce energy, waste and materials consumption. We have 15 multi-tenant platforms across the world, six of which are in collocated facilities. The others are hosted in public cloud environments. Though data centers are inherently energy-intensive, utilizing collocated facilities allows us to leverage economies of scale for power and cooling. In addition, most of our third-party providers continue to advance their own sustainability programs to reduce their environmental impact.
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
Our solutions, platforms, and system, and those of our service providers and suppliers, may be, and have in the past been, subject to security incidents as a result of technical and non-technical issues, including as a result of intentional or inadvertent acts or omissions by our employees or service providers. With the level of personnel working remotely, at least part-time in our case, we and our service providers and suppliers are at increased risk for security breaches and incidents. We have taken and intend to continue to take steps to monitor and enhance the security of our solutions, cloud platform, and other relevant systems, IT infrastructure, networks, and data; however, the scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard our solutions, our cloud platform, or any systems, IT infrastructure networks, or data upon which we rely. Further, because our operations involve providing IT security solutions to our customers, we may be, and have in the past been, targeted for cyber-attacks and other security incidents. We also have incorporated AI/machine learning technologies into our technology, and may continue to incorporate additional AI/machine learning technologies in the future. Our use of such technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of technical error, security breaches and other incidents. Further, AI/machine learning technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
A breach in or incident impacting our data security, an attack against our service availability, or any breach, incident, or attack impacting our third-party service providers and suppliers, or a technical error or outage, could impact our networks or networks secured by our solutions, creating system disruptions or slowdowns and exploiting security vulnerabilities of our solutions, and the information stored on our networks or those of our third-party service providers could be accessed, used, disclosed publicly or to unauthorized persons, altered, lost, destroyed, or stolen, which could subject us to liability and cause us financial harm. If an actual or perceived disruption in the availability of our solutions or the breach or other compromise of our security measures or those of our service providers occurs, it could adversely affect the market perception of our solutions, result in a loss of competitive advantage, have a negative impact on our reputation, or result in the loss of customers, channel partners and sales, and it may expose us to the loss, unavailability or alteration of information, claims, demands and litigation, regulatory investigations, actions and other proceedings, possible liability, and the potential loss of our authorization under the Federal Risk and Authorization Management Program (“FedRAMP”). Any such actual or perceived security breach or incident or disruption could also divert the efforts of our technical and management personnel. We and our service providers may face difficulties or delays in identifying and responding to any security breach or incident. We also may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security incidents, as well as costs to respond to and otherwise address any breach or incident, including any to comply with any notification obligations resulting from any security incidents. In addition, any such actual or perceived security breach or incident could impair our ability to operate our business and provide solutions to our customers. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.
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
Our IT, security and compliance solutions are delivered from 15 shared cloud platforms, and any disruption of service at these facilities would interrupt or delay our ability to deliver our solutions to our customers which could reduce our revenues and harm our operating results.
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
We compete with large and small public companies, such as CrowdStrike, Palo Alto Networks, Rapid7, and Tenable Holdings, as well as privately held security providers including Invicti, Tanium, and Wiz (which has announced a pending acquisition by Google). We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management, Patch Management, and Enterprise TruRisk Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
Our success depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the years ended December 31, 2025, 2024 and 2023, we derived approximately 49%, 46% and 43% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of December 31, 2025, approximately 78% of our employees were located outside of the United States, with 70% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the year ended December 31, 2025, we incurred approximately 31% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the year ended December 31, 2025, approximately 22% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $554.5 million in 2023 to $669.1 million in 2025, and headcount increasing from 2,143 employees at the beginning of 2023 to 2,625 employees as of December 31,

2025. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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

These privacy, data protection, and cybersecurity laws and regulations may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Additionally, new laws and regulations relating to privacy and data protection continue to be proposed and enacted. For example, the European Union's General Data Protection Regulation (“GDPR”), which took effect in May of 2018, provides for substantial obligations relating to the handling, storage, and other processing of data relating to individuals and administrative fines for violations, which can be up to the greater of four percent of the previous year’s annual revenue or €20 million. Additionally, Europe’s Network and Information System Directive (“NIS2”) and its implementing laws regulate cybersecurity risk-management and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of €10 million or up to 2% of the total worldwide revenue of the preceding fiscal year. Similarly, the California Consumer Privacy Act (“CCPA”) requires covered companies to, among other things, provide certain disclosures to California consumers and affords such consumers rights to opt-out of certain sales of personal information. The CCPA also creates a private right of action for statutory damages for certain breaches of information. Additionally, the California Privacy Rights Act (“CPRA”) was approved by voters in the November 3, 2020 election. The CPRA modified the CCPA significantly, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement authorized as of July 1, 2023. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, including, for example, Washington's My Health, My Data Act and legislation similar to the CCPA adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, Kentucky, New Jersey, New Hampshire, Maryland, Minnesota, Nebraska, and Rhode Island. Aspects of the CCPA, CPRA, and these other new and evolving state laws, as well their interpretation and enforcement, remain uncertain. The GDPR, CCPA, and other laws and regulations relating to privacy, data protection, and cybersecurity may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. We cannot predict the impact of the CCPA, CPRA, or other evolving privacy, data protection and cybersecurity obligations on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.
The privacy, data protection, and cybersecurity laws and regulations we must comply with also are subject to change. For example, the United Kingdom has enacted a Data Protection Act, and has implemented legislation referred to as the “UK GDPR,” which substantially implement the GDPR in the United Kingdom. This legislation, which was modified in the Data (Use and Access) Bill, which received Royal Assent on June 19, 2025, provides for substantial penalties for noncompliance of up to the greater of £17.5 million or four percent of the previous year’s annual revenues. While the European Union has deemed the United Kingdom an "adequate country" to which personal data could be exported from the European Economic Area (“EEA”), this decision is subject to renewal and may be modified, revoked, or challenged, creating uncertainty regarding transfers of personal data to the United Kingdom from the EEA. It remains unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Additionally, we have self-certified under the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the United Kingdom extension to the EU-U.S. Data Privacy Framework, and have adopted certain standard contractual clauses approved by the European Commission (“SCCs”) as part of our data processing agreements with regard to certain transfers of personal data from the EEA to the U.S. Both the EU-U.S. Data Privacy Framework and SCCs have, however, been subject to legal challenge. In its July 16, 2020 opinion, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. The European Commission has published revised SCCs addressing the CJEU concerns on June 4, 2021, that are required to be implemented. The United Kingdom has adopted new standard contractual clauses (“UK SCCs”), that became effective as of March 21, 2022, and which also are required to be implemented. The EU-U.S. Data Privacy Framework, Swiss-U.S. Data Privacy Framework, United Kingdom extension to the EU-U.S. Data Privacy Framework, revised SCCs and UK SCCs, guidance and opinions of regulators, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of Europe, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and which may adversely impact our business, financial condition and operating results. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, United Kingdom, Switzerland, or other jurisdictions. We may experience reluctance or refusal by current or prospective customers in these or other jurisdictions to use our products, and we and our customers may face a risk of regulatory enforcement actions or other proceedings relating to personal data transfers to us and by us from the EEA, United Kingdom, and Switzerland. Any such proceedings could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our services. Further, the European Union’s Data Act (the “Data Act”) became applicable on September 12, 2025. Compliance with the Data Act may require us to adjust contract terms with customers and develop technical measures for data portability. These changes may impact the duration of customer relationships and result in additional compliance and operational costs, which may affect our business.

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
Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Furthermore, certain jurisdictions, such as the U.K. and France, have enacted a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. We could also be subject to audits with respect to state and international jurisdictions for which we may not have accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
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
Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Tax Cuts and Jobs Act of 2017 (“TCJA”) introduced a Base Erosion and Anti-Abuse Tax which imposes a minimum tax on adjusted income of corporations with average applicable gross receipt of at least $500 million for prior three tax years and that make certain payments to related foreign persons. While these rules do not impact our results of operations in the current year, they could impact our financial results in future periods. The Organization for Economic Cooperation and Development (OECD) has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights (Pillar One) and the minimum rate of tax applicable to certain types of income (Pillar Two). Many countries have enacted legislation to apply the Pillar Two directive for tax years beginning in January 2024, which generally provides for a minimum effective tax rate of 15% on the income arising in certain jurisdictions where the Company operates. However, on January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S. multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of December 31, 2025, we had approximately 35.7 million shares of our common stock outstanding.
In addition, as of December 31, 2025, there were approximately 1.2 million options and 1.1 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of December 31, 2025, we had an aggregate of 1.7 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.4 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024, and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program. On February 5, 2026 we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.6 billion to date ($1.4 billion as of December 31, 2025). Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our net share repurchases are subject to the 1% excise tax introduced in the Inflation Reduction Act, which could increase the cost to us of share repurchases. During the year ended December 31, 2025, we repurchased 1.4 million shares of our common stock for approximately $182.9 million. As of December 31, 2025, approximately $160.5 million remained available for share repurchases pursuant to our share repurchase program (excluding the $200.0 million increase to our share repurchase program announced on February 5, 2026).
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to maintain effective controls, or any difficulties encountered in their improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we file with the SEC under Section 404 of the Sarbanes-Oxley Act. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of December 31, 2025, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.
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
We routinely evaluate the risks posed by third-party providers and engage with those who fail to comply with our relevant contract requirements, or when we feel further action is needed to keep our risk levels within approved tolerance levels.
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
Our CISO and our Security Steering Committee, which includes members from management across all company functions such as security, IT, human resources, sales and marketing, engineering, legal, and finance, are primarily responsible for assessing and managing cybersecurity threats. Our CISO is a cybersecurity industry expert with over two decades of experience in cybersecurity, including work at multi-national technology companies and for a U.S. state government. He holds a degree in computer science and has held industry certifications including CISSP, OSCP, CCSP, and GCFA and is also a graduate of the Carnegie Mellon University’s Chief Information Security Officer Executive Program. Our CEO is also a cybersecurity industry expert who has deep insight and over two decades of experience in cybersecurity, technology and information security.
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
Item 2.     Properties
Our principal executive offices are located in Foster City, California, where we occupy a 76,922 square-foot facility under a lease expiring on April 30, 2034. We also have 321,333 square feet of office space in Pune, India under non-cancellable lease arrangements, with contractual lease expirations extending through June 2031. We have an additional U.S. office in North Carolina and other offices in France, United Arab Emirates and United Kingdom. We believe our facilities are adequate for our current needs and for the foreseeable future.
We operate shared cloud platforms at third-party facilities in United States, Canada, Switzerland, the Netherlands, United Arab Emirates, Australia, United Kingdom, Italy, the Kingdom of Saudi Arabia and India. Our shared cloud platform agreements have varying terms through 2030.
Item 3.     Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2025, there has not been at least a reasonable possibility that we have incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, we could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows. For more information, please refer to Note 8 in the accompanying notes to the consolidated financial statements, which is hereby incorporated by reference.
Item 4.     Mine Safety Disclosures
Not Applicable.

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “QLYS”.
Holders of Record
As of February 11, 2026, there were approximately 40 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Stock Price Performance Graph
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for an investment of $100 (and the reinvestment of dividends) in our common stock, the NASDAQ Global Select Market Composite Index and the NASDAQ Computer Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Qualys, Inc., NASDAQ-Global Select Market Composite Index, and NASDAQ Computer Index and S&P 500 Index
*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

300
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Qualys, Inc.
NASDAQ Global Select Market
NASDAQ Computer
S&P 500

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Qualys, Inc.	$100.00	$112.60	$92.09	$161.06	$115.06	$109.05
NASDAQ Global Select Market	$100.00	$123.12	$82.96	$120.33	$155.63	$188.00
NASDAQ Computer	$100.00	$137.86	$88.54	$147.39	$200.98	$258.44
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
A summary of our repurchases of common stock during the three months ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
October 1, 2025 - October 31, 2025	137,484	$128.13	137,484	$187,571,436
November 1, 2025 - November 30, 2025	89,227	$140.46	89,227	$175,038,494
December 1, 2025 - December 31, 2025	101,451	$143.10	101,451	$160,520,569	(2)
Total	328,162		328,162
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024, and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.4 billion as of December 31, 2025. On February 5, 2026, we announced that our board of directors authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.6 billion. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
(2) Does not reflect the $200.0 million increase to our share repurchase program announced on February 5, 2026.
Item 6.     [RESERVED]

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part II-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2024 to fiscal year 2023, which information is hereby incorporated by reference. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from our expectations, as discussed in "Forward-Looking Statements" in Part I of this Annual Report on Form 10-K. Factors that could cause such differences include, but are not limited to, those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. In 2025, 2024 and 2023, 56%, 58% and 60%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of December 31, 2025, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA permanently extends and modifies certain domestic and international provisions from the 2017 TCJA and phases out certain provisions from the 2022 Inflation Reduction Act. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses and a reinstatement of elective 100% first-year bonus depreciation. Some international provisions of the OBBBA will not be effective until 2026 and forward. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Year Ended December 31,
	2025	2024
Revenues	100%	100%
Cost of revenues	17	18
Gross profit	83	82
Operating expenses:
Research and development	18	19
Sales and marketing	21	21
General and administrative	11	11
Total operating expenses	50	51
Income from operations	33	31
Total other income, net	4	4
Income before income taxes	37	35
Income tax provision	7	6
Net income	30%	29%

Comparison of Years Ended December 31, 2025 and 2024
Revenues

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Revenues	$669,125	$607,571	$61,554	10%
Revenues increased by $61.6 million in 2025 compared to 2024, driven by increased demand for our subscription services by our end customers. Of the total increase of $61.6 million in revenues, 76% was from customers existing at or prior to December 31, 2024, and the remaining 24% was from new customers added in 2025. Of the total increase of $61.6 million, 37% was from customers in the United States and the remaining 63% was from customers in foreign countries. In 2025, 51% of total revenues were direct and 49% of total revenues were through partners. Of the total increase of $61.6 million, 20% was direct and the remaining 80% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenues	$114,768	$111,482	$3,286	3%
Cost of revenues increased by $3.3 million in 2025 compared to 2024, primarily due to an increase in personnel costs of $4.7 million, driven by additional employees hired to support the growth of our business and an increase in incentive compensation, an increase in license expenses of $1.9 million, partially offset by a decrease in depreciation and amortization expense of $3.3 million resulting from certain of our assets becoming fully depreciated or amortized.
Research and Development Expenses

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$117,284	$111,852	$5,432	5%
Research and development expenses increased by $5.4 million in 2025 compared to 2024, primarily due to an increase in personnel costs of $4.4 million, driven by additional employees hired to support the growth of our business and an increase in incentive compensation, an increase in overhead allocations of $1.8 million, and an increase in shared cloud platform costs of $1.0 million, partially offset by a decrease in stock-based compensation of $1.1 million driven by lower average grant-date fair value and geographic mix, and a decrease in professional service expense of $0.7 million.

Sales and Marketing Expenses

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$143,505	$128,303	$15,202	12%
Sales and marketing expenses increased by $15.2 million in 2025 compared to 2024, primarily due to an increase in personnel costs of $8.8 million, driven by an increase in headcount and higher sales commissions and incentive compensation, an increase in marketing expenses of $4.2 million, primarily related to digital advertising, sales event and sponsorship, an increase in travel expenses of $1.5 million, and an increase in overhead allocations of $0.7 million.
General and Administrative Expenses

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$71,616	$68,738	$2,878	4%
General and administrative expenses increased by $2.9 million in 2025 compared to 2024, primarily due to an increase in personnel costs, including stock-based compensation, of $4.1 million, driven by an increase in headcount and higher incentive compensation due to higher achievement rates compared to 2024, and an increase in license expenses of $0.9 million, partially offset by an increase in overhead allocations to other expense categories of $2.1 million.
Total other income, net

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Total other income, net	$24,876	$22,626	$2,250	10%
Total other income, net increased by $2.3 million in 2025 compared to 2024, primarily due to favorable changes in foreign currency of $2.8 million, partially offset by a decrease in interest income of $0.5 million.
Income tax provision

	Year Ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Income tax provision	$48,508	$36,142	$12,366	34%
Income tax provision increased by $12.4 million in 2025 compared to 2024, primarily due to the tax effect of a decrease in the benefit from FDII deduction as a result of the enactment of the OBBBA, along with a decrease in excess tax benefits from stock-based compensation and a decrease in tax benefits from other discrete adjustments compared to the prior year.

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
Our net dollar expansion rate was 103% for both the years ended December 31, 2025 and 2024.
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
The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net income	$198,320	$173,680
Net income as a percentage of revenues	30%	29%
Depreciation and amortization of property and equipment	11,934	15,610
Amortization of intangible assets	2,557	2,903
Income tax provision	48,508	36,142
Stock-based compensation	76,966	77,133
Total other income, net	(24,876)	(22,626)
Adjusted EBITDA	$313,409	$282,842
Adjusted EBITDA as a percentage of revenues	47%	47%
Liquidity and Capital Resources
As of December 31, 2025, our principal source of liquidity was cash, cash equivalents and marketable securities of $696.8 million, including $155.3 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our consolidated financial statements included elsewhere in this report:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$309,400	$244,094
Net cash used in investing activities	(105,924)	(71,427)
Net cash used in financing activities	(185,400)	(145,650)
Net increase in cash, cash equivalents and restricted cash	$18,076	$27,017
Operating Activities
In 2025, we generated $296.0 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes, as compared to $243.9 million in 2024. In addition, we also generated $13.4 million of cash from working capital change in 2025, of which $14.0 million was related to the net favorable change in accounts receivable and deferred revenue due to the growth in billings and collections, partially offset by an $0.6 million net unfavorable change in prepaid expenses and payables and accrued liabilities due to the timing of payments. In 2024, we generated $243.9 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense and deferred taxes. In addition, we also generated $0.2 million of cash from working capital change in 2024, of which $11.7 million was related to the increases in accounts receivable and deferred revenue due to the timing of collections and growth in billings, a $3.2 million increase in payables and accrued liabilities driven by the timing of payment, partially offset by a $14.7 million increase in prepaid expenses.
Investing Activities
In 2025, we used $100.9 million of cash for purchases of marketable securities net of sales and maturities, and used $5.0 million of cash in capital expenditures mainly related to computer equipment to support our growth and development and leasehold improvement for expansion of our office spaces, as compared to the use of $59.1 million of cash for purchases of marketable securities net of sales and maturities, and the use of $12.3 million of cash in capital expenditures mainly related to computer equipment to support our growth and development and leasehold improvement for expansion of our office spaces and shared cloud platform facilities in 2024.
Financing Activities
In 2025, we used $183.4 million of cash for share repurchases and $25.0 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $16.3 million of proceeds from employee exercise of stock options and $6.8 million of proceeds from issuance of common stock through our employee stock purchase plan (ESPP), as compared to $139.9 million of cash for share repurchase and $28.4 million of cash in payment of employee withholding taxes upon vesting of restricted stock units and $1.5 million payment of cash held in escrow as part of the Blue Hexagon acquisition on October 4, 2022, partially offset by $17.3 million of proceeds from employee exercise of stock options and $6.9 million of proceeds from issuance of common stock through our ESPP in 2024.
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
Our material cash requirements mainly include the following contractual and other obligations:
•Our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $69.0 million as of December 31, 2025, with $11.4 million expected to be paid within the next 12 months.
•Cash outflow for capital expenditures in 2026 is expected to be in a range of $8.0 million to $12.0 million. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing, type and extent of our spending on research and development efforts, international expansion and investment in shared cloud platforms and cloud infrastructures. We may also seek to invest in or acquire complementary businesses or technologies.
•Other non-cancelable purchase obligations related to cloud infrastructures and other service providers totaled $60.2 million, of which $13.2 million is expected to be paid within the next 12 months.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2026 under our share repurchase program authorized by our board of directors on February 5, 2018. As of December 31, 2025, approximately $160.5 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. On February 5, 2026, we announced that our board of directors authorized an additional $200.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.6 billion.
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
Stock-Based Compensation
We recognize the fair value of our employee stock options and restricted stock units (RSU), including performance-based restricted stock units (PRSU), over the requisite service period. The fair value of each stock option is estimated on date of grant using the Black-Scholes-Merton option pricing model. Determining the appropriate fair value model and calculating the fair value of employee stock options requires the use of subjective assumptions, including the expected life of the stock option and stock price volatility. The recognition of expenses for performance based restricted stock units requires us to estimate the probability that the performance condition will be achieved and the number of awards that will vest are adjusted accordingly at each reporting period. The assumptions used in calculating the fair value of employee stock options and estimating the probability of achievement of performance metrics represent management’s best estimates, which require significant judgment and involve inherent uncertainties. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and Canadian Dollar (“C$” or “CAD”), the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of December 31, 2025, we had designated cash flow hedge forward contracts with notional amounts of €54.3 million, £24.1 million and Rs.5,526.0 million and non-designated forward contracts with notional amounts of €24.4 million, £6.8 million, Rs.2,723.0 million and C$2.5 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $696.8 million in cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2025. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of December 31, 2025, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.

Item 8.     Financial Statements and Supplementary Data
Qualys, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Qualys, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2026 expressed an unqualified opinion.

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
February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Qualys, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Qualys, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 20, 2026 expressed an unqualified opinion on those financial statements.

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
/s/ GRANT THORNTON LLP
San Francisco, California
February 20, 2026

Qualys, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$250,258	$232,182
Short-term marketable securities	195,681	149,241
Accounts receivable, net of allowance of $1,581 and $1,064 as of December 31, 2025 and 2024, respectively	170,991	164,551
Prepaid expenses and other current assets	40,686	39,717
Total current assets	657,616	585,691
Long-term marketable securities	250,868	193,887
Property and equipment, net	23,166	30,349
Operating leases - right of use asset	46,001	40,968
Deferred tax assets, net	74,518	81,307
Intangible assets, net	4,255	6,812
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	30,010	25,876
Total assets	$1,095,081	$973,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,202	$1,270
Accrued liabilities	57,694	45,942
Deferred revenues, current	401,127	371,457
Operating lease liabilities, current	7,315	9,721
Total current liabilities	467,338	428,390
Deferred revenues, noncurrent	16,285	24,265
Operating lease liabilities, noncurrent	44,959	37,500
Other noncurrent liabilities	5,346	6,266
Total liabilities	533,928	496,421
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 35,730 and 36,503 shares issued and outstanding as of December 31, 2025 and 2024, respectively	36	37
Additional paid-in capital	731,788	664,879
Accumulated other comprehensive income (loss)	(4,012)	1,417
Accumulated deficit	(166,659)	(189,217)
Total stockholders’ equity	561,153	477,116
Total liabilities and stockholders’ equity	$1,095,081	$973,537
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$669,125	$607,571	$554,458
Cost of revenues	114,768	111,482	107,485
Gross profit	554,357	496,089	446,973
Operating expenses:
Research and development	117,284	111,852	110,472
Sales and marketing	143,505	128,303	111,691
General and administrative	71,616	68,738	61,741
Total operating expenses	332,405	308,893	283,904
Income from operations	221,952	187,196	163,069
Other income (expense), net:
Interest income	25,251	25,784	16,905
Other expense, net	(375)	(3,158)	(1,323)
Total other income, net	24,876	22,626	15,582
Income before income taxes	246,828	209,822	178,651
Income tax provision	48,508	36,142	27,056
Net income	$198,320	$173,680	$151,595
Net income per share:
Basic	$5.49	$4.72	$4.11
Diluted	$5.44	$4.65	$4.03
Weighted average shares used in computing net income per share:
Basic	36,142	36,799	36,879
Diluted	36,453	37,353	37,602
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$198,320	$173,680	$151,595
Other comprehensive income (loss), net of tax
Net change in unrealized gains on available-for-sale debt securities, net of tax	599	283	2,813
Net change in unrealized gains (losses) on cash flow hedges, net of tax	(6,028)	2,838	(2,570)
Other comprehensive income (loss), net of tax	(5,429)	3,121	243
Comprehensive income	$192,891	$176,801	$151,838
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$198,320	$173,680	$151,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,491	18,513	26,991
Provision for credit losses	1,226	764	547
Loss on non-marketable securities	—	—	533
Stock-based compensation, net of amounts capitalized	76,966	77,133	69,079
Accretion of discount on marketable securities, net	(3,440)	(6,735)	(5,712)
Deferred income taxes	8,412	(19,465)	(16,636)
Changes in operating assets and liabilities:
Accounts receivable	(7,666)	(19,089)	(24,978)
Prepaid expenses and other assets	(7,821)	(14,655)	(3,407)
Accounts payable	27	219	(1,578)
Accrued liabilities and other noncurrent liabilities	7,195	2,945	451
Deferred revenues	21,690	30,784	47,720
Net cash provided by operating activities	309,400	244,094	244,605
Cash flow from investing activities:
Purchases of marketable securities	(349,150)	(368,277)	(306,812)
Sales and maturities of marketable securities	248,216	309,184	242,432
Purchases of property and equipment	(4,990)	(12,334)	(8,786)
Net cash used in investing activities	(105,924)	(71,427)	(73,166)
Cash flow from financing activities:
Repurchase of common stock	(183,425)	(139,875)	(170,800)
Proceeds from exercise of stock options	16,294	17,269	45,576
Payments for taxes related to net share settlement of equity awards	(25,020)	(28,416)	(22,346)
Proceeds from issuance of common stock through employee stock purchase plan	6,751	6,872	6,077
Payment of acquisition-related holdback	—	(1,500)	—
Net cash used in financing activities	(185,400)	(145,650)	(141,493)
Net increase in cash, cash equivalents and restricted cash	18,076	27,017	29,946
Cash, cash equivalents and restricted cash at beginning of period	233,382	206,365	176,419
Cash, cash equivalents and restricted cash at end of period	$251,458	$233,382	$206,365
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$40,886	$60,554	$34,920
Non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued liabilities	$540	$843	$144
Accrual for repurchase of common stock	$798	$802	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Qualys, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	37,362	$37	$512,486	$(1,947)	$(221,447)	$289,129
Net income	—	—	—	—	151,595	151,595
Other comprehensive income, net of tax	—	—	—	243	—	243
Issuance of common stock upon exercise of stock options	582	1	45,575	—	—	45,576
Repurchase of common stock	(1,342)	(1)	(12,990)	—	(158,228)	(171,219)
Issuance of common stock upon vesting of restricted stock units	414	—	—	—	—	—
Taxes related to net share settlement of equity awards	(167)	—	(22,346)	—	—	(22,346)
Issuance of common stock through employee stock purchase plan	60	—	6,077	—	—	6,077
Stock-based compensation	—	—	69,119	—	—	69,119
Balances at December 31, 2023	36,909	37	597,921	(1,704)	(228,080)	368,174
Net income	—	—	—	—	173,680	173,680
Other comprehensive income, net of tax	—	—	—	3,121	—	3,121
Issuance of common stock upon exercise of stock options	277	—	17,269	—	—	17,269
Repurchase of common stock	(993)	—	(5,956)	—	(134,817)	(140,773)
Issuance of common stock upon vesting of restricted stock units	434	—	—	—	—	—
Taxes related to net share settlement of equity awards	(183)	—	(28,416)	—	—	(28,416)
Issuance of common stock through employee stock purchase plan	59	—	6,872	—	—	6,872
Stock-based compensation	—	—	77,189	—	—	77,189
Balances at December 31, 2024	36,503	37	664,879	1,417	(189,217)	477,116
Net income	—	—	—	—	198,320	198,320
Other comprehensive loss, net of tax	—	—	—	(5,429)	—	(5,429)
Issuance of common stock upon exercise of stock options	279	—	16,294	—	—	16,294
Repurchase of common stock	(1,361)	(1)	(8,168)	—	(175,762)	(183,931)
Issuance of common stock upon vesting of restricted stock units	432	—	—	—	—	—
Taxes related to net share settlement of equity awards	(187)	—	(25,020)	—	—	(25,020)
Issuance of common stock through employee stock purchase plan	64	—	6,751	—	—	6,751
Stock-based compensation	—	—	77,052	—	—	77,052
Balances at December 31, 2025	35,730	$36	$731,788	$(4,012)	$(166,659)	$561,153
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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. Collateral is not required for accounts receivable. As of December 31, 2025 and 2024, no customer or channel partner accounted for more than 10% of the Company's revenues and accounts receivable balance.
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

As of December 31, 2025 and 2024, the Company had a restricted cash balance of $1.2 million in the form of a letter of credit issued to the landlord of the Company's California headquarter office lease as security deposit.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined on a collective basis where similar risk characteristics exist and on an individual basis when the Company identifies significant customers or invoices with collectability issues. The estimate for credit losses considers historical write-offs by aging category, that are adjusted for current conditions and reasonable and supportable forecasts of future losses. Any change in the assumptions used in analyzing credit losses may result in additional allowances being recognized in the period in which the change occurs. When the Company ultimately concludes that a receivable is uncollectible, the balance is written off against the allowance for credit losses. Payments subsequently received on such receivables are recognized in the period received. The allowance for credit losses recognized and write-offs charged against the allowance were not significant for the years ended December 31, 2025 and 2024. The balance of accounts receivable, net of allowance for credit losses was $171.0 million, $164.6 million and $146.2 million as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
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
In arrangements where the Company is the lessor, the Company elected to apply the practical expedient to account for lease components (e.g., customer premise equipment) and non-lease components (e.g., service revenue) as combined components as revenue under Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers as service revenues are the predominant components in the arrangements.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, which consist of property and equipment, and intangible assets subject to amortization, for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment exists if the carrying amounts of such assets exceed the estimates of future undiscounted cash flows expected to be generated by such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s estimated fair value. For the years ended December 31, 2025, 2024 and 2023, there was no impairment of long-lived assets.
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
In testing for a potential impairment of goodwill and the indefinite-lived intangible assets, the Company first performs a qualitative assessment to determine if it is more likely than not (a more than 50% likelihood) that the fair value of the reporting unit or the indefinite-lived intangible assets is less than their carrying amount. If the fair value is not considered to be less than the carrying amount, no further evaluation is necessary. Otherwise, the Company will perform a quantitative test. Goodwill impairment is measured as the amount by which the carrying value of the reporting unit or the indefinite-lived intangible assets exceeds their fair value. The Company performed the annual assessments on December 1, 2025 and 2024 and concluded there was no impairment of goodwill or the indefinite-lived intangible assets.
Software Development Costs
Costs related to software developed, acquired or modified for internal use are capitalized and included in other noncurrent assets on the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of three years and recorded in cost of revenues. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. As of December 31, 2025 and 2024, unamortized balances related to the Company's internally developed software costs were immaterial for both years.

Costs related to cloud computing arrangements that are service contracts and the related implementation activities are accounted for consistent with internal-used software. Qualifying implementation costs incurred in cloud computing arrangement incurred during the application development stage are capitalized and included in other noncurrent assets or prepaid expense and other current assets on the consolidated balance sheets, as appropriate. When the component of the cloud computing arrangement is ready for its intended use, the capitalized costs are amortized on a straight-line basis over the term of the associated hosting arrangement and reported in the same expense category as the related hosting fees in the consolidated statement of operations. As of December 31, 2025 and 2024, the unamortized balances related to the Company’s capitalized cloud computing implementation costs were $3.4 million and $1.2 million, respectively.
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
Stock-Based Compensation
The Company recognizes the fair value of its stock options, restricted stock units (“RSUs”) and stock purchase rights under the employee stock purchase plan (“ESPP”) on a straight-line basis over the requisite service periods. The fair value of each stock option or stock purchase right is estimated on the date of grant using the Black-Scholes-Merton option pricing model and the fair value of each RSU is based on the Company's common stock price on the date of grant. Compensation expenses for performance-based restricted stock units (“PRSUs”) are recorded based on expected achievement of the performance metrics specified in the grant, which are assessed on a quarterly basis. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture materially differs from original estimates.

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
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred advertising costs of $5.5 million, $2.9 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring improvements to income tax disclosures. The new ASU requires disclosure of disaggregated information about the effective tax rate and income taxes paid. ASU 2023-09 should be applied prospectively, although retrospective application is permitted. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company's annual reporting requirements will be effective for fiscal year 2025. The Company adopted this ASU during fiscal year 2025 on a prospective basis. See Note 11, "Income Taxes" for the additional required disclosures.
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
The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$205	$—	$205
U.S. Treasury and government agencies	—	330,163	330,163
Corporate bonds	—	147,101	147,101
Asset-backed securities	—	1,240	1,240
Foreign currency forward contracts	—	58	58
Total assets	$205	$478,562	$478,767
Foreign currency forward contracts	$—	$4,697	$4,697
Total liabilities	$—	$4,697	$4,697

	December 31, 2024
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$404	$—	$404
Commercial paper	—	6,443	6,443
U.S. Treasury and government agencies	—	233,279	233,279
Corporate bonds	—	131,812	131,812
Asset-backed securities	—	7,520	7,520
Foreign currency forward contracts	—	2,575	2,575
Total assets	$404	$381,629	$382,033
Foreign currency forward contracts	$—	$1,339	$1,339
Total liabilities	$—	$1,339	$1,339
There were no transfers between Level 1, Level 2 and Level 3 categories during the years ended December 31, 2025 and 2024.
Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$205	$—	$—	$205
U.S. Treasury and government agencies	31,952	3	—	31,955
Total	32,157	3	—	32,160
Short-term marketable securities:
Corporate bonds	59,531	273	—	59,804
U.S. Treasury and government agencies	135,649	238	(10)	135,877
Total	195,180	511	(10)	195,681
Long-term marketable securities:
Corporate bonds	86,826	483	(12)	87,297
Asset-backed securities	1,227	13	—	1,240
U.S. Treasury and government agencies	162,035	396	(100)	162,331
Total	250,088	892	(112)	250,868
Total	$477,425	$1,406	$(122)	$478,709
(1)Excludes cash of $218.1 million.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$404	$—	$—	$404
Commercial paper	1,983	—	—	1,983
U.S. Treasury and government agencies	33,939	4	—	33,943
Total	36,326	4	—	36,330
Short-term marketable securities:
Commercial paper	4,459	3	(2)	4,460
Corporate bonds	47,155	107	(3)	47,259
U.S. Treasury and government agencies	97,338	207	(23)	97,522
Total	148,952	317	(28)	149,241
Long-term marketable securities:
Corporate bonds	84,414	310	(171)	84,553
Asset-backed securities	7,426	94	—	7,520
U.S. Treasury and government agencies	101,834	178	(198)	101,814
Total	193,674	582	(369)	193,887
Total	$378,952	$903	$(397)	$379,458
(1)Excludes cash of $195.9 million.
The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$10,735	$(12)	$1,791	$—	$12,526	$(12)
U.S. Treasury and government agencies	92,419	(110)	—	—	92,419	(110)
Total	$103,154	$(122)	$1,791	$—	$104,945	$(122)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$4,464	$(2)	$—	$—	$4,464	$(2)
Corporate bonds	27,154	(171)	672	(3)	27,826	(174)
U.S. Treasury and government agencies	64,517	(221)	—	—	64,517	(221)
Total	$96,135	$(394)	$672	$(3)	$96,807	$(397)

The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At December 31, 2025 and 2024, the unrealized losses related to its marketable securities were due to market factors other than credit. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the years ended December 31, 2025 and 2024.
The following summarizes the fair value of marketable securities by contractual maturity:

	December 31, 2025
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$227,338	$227,841
Due after One Year through Five Years	248,860	249,628
Asset-backed securities	1,227	1,240
Total	$477,425	$478,709
Derivative Financial Instruments
Designated cash flow hedges
The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in GBP and EUR and operating expenses incurred in INR, which are designated as cash flow hedges. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income (“AOCI”) and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.
As of December 31, 2025, the Company had designated cash flow hedge forward contracts with notional amounts of €54.3 million, £24.1 million and Rs.5,526.0 million. As of December 31, 2024, the Company had designated cash flow hedge forward contracts with notional amounts of €51.4 million, £20.3 million and Rs.4,381.0 million.
As of December 31, 2025, the amount of net unrealized loss of $4.3 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of December 31, 2025, the amount of net unrealized loss of $1.6 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of December 31, 2025, the Company had non-designated forward contracts with notional amounts of €24.4 million, £6.8 million, Rs.2,723.0 million, and C$2.5 million. As of December 31, 2024, the Company had non-designated forward contracts with notional amounts of €27.0 million, £8.0 million, Rs.1,252.0 million, and C$1.0 million.

The following summarizes the fair value of derivative financial instruments as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$55	$2,495
Foreign currency forward contracts not designated as hedging instruments	3	80
Total	$58	$2,575
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$4,579	$1,315
Foreign currency forward contracts not designated as hedging instruments	118	24
Total	$4,697	$1,339
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts are immaterial as of December 31, 2025 and 2024. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net gains (losses) from non-designated forward contracts	$(4,318)	$1,445	$(198)
Other foreign currency transactions gains (losses)	3,895	(4,637)	(499)
Total foreign exchange losses, net	$(423)	$(3,192)	$(697)

NOTE 3.     Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
	(in thousands)
Balances at December 31, 2022	$(2,705)	$758	$(1,947)
Change in unrealized gains (losses) during the period	2,858	(1,362)	1,496
Amount reclassified into income during the period	(16)	(1,957)	(1,973)
Tax effect	(29)	749	720
Net change during the period	2,813	(2,570)	243
Balances at December 31, 2023	108	(1,812)	(1,704)
Change in unrealized gains (losses) during the period	370	2,414	2,784
Amount reclassified into income during the period	—	1,256	1,256
Tax effect	(87)	(832)	(919)
Net change during the period	283	2,838	3,121
Balances at December 31, 2024	391	1,026	1,417
Change in unrealized gains (losses) during the period	757	(9,076)	(8,319)
Amount reclassified into income during the period	20	1,246	1,266
Tax effect	(178)	1,802	1,624
Net change during the period	599	(6,028)	(5,429)
Balances at December 31, 2025	$990	$(5,002)	$(4,012)
The effects on income before income taxes of amounts reclassified from AOCI to the consolidated statements of operations were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Reclassification of AOCI - Available-for-sale debt securities
Other income (expense), net	$(20)	$—	$16

Reclassification of AOCI - Cash flow hedges
Revenues	$179	$(1,145)	$3,077
Cost of revenues	(330)	(26)	(258)
Research and development	(886)	(70)	(712)
Sales and marketing	(90)	(7)	(44)
General and administrative	(119)	(8)	(106)
Total	$(1,246)	$(1,256)	$1,957

NOTE 4.     Property and Equipment, Net
Property and equipment, net, which includes assets under finance leases, consists of the following:

	December 31,
	2025	2024

	(in thousands)
Computer equipment	$189,173	$187,281
Computer software	26,237	26,229
Leasehold improvements	23,751	23,429
Scanner appliances	19,234	18,978
Furniture, fixtures and equipment	5,262	5,204
Total property and equipment	263,657	261,121
Less: accumulated depreciation and amortization	(240,491)	(230,772)
Property and equipment, net	$23,166	$30,349
As of December 31, 2025 and 2024, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $8.6 million and $11.2 million, respectively, including assets that had not been placed in service of $4.2 million and $7.4 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $11.9 million, $15.6 million and $23.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were mainly recorded in cost of revenues in the consolidated statements of operations.
NOTE 5.     Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $369.9 million and $332.3 million were recognized during the years ended December 31, 2025 and December 31, 2024, respectively, which amounts were included in the deferred revenue balances of $395.7 million and $364.9 million as of December 31, 2024 and December 31, 2023, respectively.
The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of December 31, 2025:

(in thousands)
2026	$322,984
2027	142,494
2028	46,875
2029	3,867
2030	1,711
2030 and thereafter	68
Total	$517,999
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
Revenues by sales channel are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Direct	$337,998	$325,428	$314,988
Partner	331,127	282,143	239,470
Total	$669,125	$607,571	$554,458
The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 12, "Segment and Geographic Area Information" for disaggregation of revenue by geographic area.
Deferred costs to obtain contracts are as follows:

	December 31,
	2025	2024

	(in thousands)
Current	$8,705	$7,289
Noncurrent	$17,560	$15,301
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $8.6 million, $7.2 million and $6.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
NOTE 6.     Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.

The carrying values of intangible assets are as follows:

		December 31, 2025
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(35,926)	$4,215
Total intangibles subject to amortization		$40,141	$(35,926)	$4,215
Intangible assets not subject to amortization				40
Total intangible assets, net				$4,255

		December 31, 2024
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(33,369)	$6,772
Total intangibles subject to amortization		$40,141	$(33,369)	6,772
Intangible assets not subject to amortization				40
Total intangible assets, net				$6,812
Intangible assets amortization expenses were $2.6 million, $2.9 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, which were recorded in the consolidated statements of operations.
As of December 31, 2025, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2026	$2,477
2027	1,738
Total expected future amortization expense	$4,215
NOTE 7.     Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2034. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $14.8 million, $16.6 million and $16.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cash payments included in the measurement of lease liabilities	$12,336	$14,720	$14,984
Lease liabilities arising from obtaining right-of-use assets	$14,559	$30,639	$121

The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	5.8	4.2
Weighted average discount rate	8.0%	7.4%
Maturities of the Company's operating lease liabilities as of December 31, 2025 are as follows:

(in thousands)
2026	$11,043
2027	12,698
2028	12,529
2029	10,719
2030	5,507
2031 and thereafter	13,306
Total minimum lease payments	65,802
Less: interest	(13,528)
Present value of net minimum lease payments	52,274
Less: lease liabilities, current	(7,315)
Lease liabilities, noncurrent	$44,959
The operating lease payments in the table above exclude approximately $3.2 million of legally binding minimum lease payments for a lease signed during the year ended December 31, 2025 that has yet to commence.
NOTE 8.     Commitment and Contingencies
Purchase Obligation
The Company has entered into agreements to purchase goods and services in the ordinary course of business. As of December 31, 2025, these remaining purchase commitments for future periods are as follows:

(in thousands)
2026	$28,085
2027	7,922
2028	4,640
2029	677
Total purchase commitments	$41,324
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
As of December 31, 2025, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
NOTE 9.     Stockholders' Equity and Stock-based Compensation
Preferred Stock
Effective October 3, 2012, the Company is authorized to issue 20.0 million shares of undesignated preferred stock with a par value of $0.001 per share. Each series of preferred stock will have such rights and preferences including dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price, and liquidation preferences as determined by the board of directors. As of December 31, 2025, and 2024, there were no issued or outstanding shares of preferred stock.
Common Stock
Equity Incentive Plans
Restated 2012 Equity Incentive Plan
The 2012 Equity Incentive Plan (“Previous 2012 Plan”) was adopted and approved in September 2012 and became effective on September 26, 2012. Under the Previous 2012 Plan, the Company is authorized to grant to eligible participant’s incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“RSUs”), performance units and performance shares. The number of shares of common stock available for issuance under the Previous 2012 Plan is subject to an annual increase on January 1 of each year by an amount equal to the least of 3,050 thousand shares, 5% of the outstanding shares of stock as of the last day of the immediately preceding fiscal year or an amount determined by the board of directors.
On June 8, 2022 (“Effective Date”), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the “Restated 2012 Plan”). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants ISOs, NSOs, restricted stock, RSUs, SARs, performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the Previous 2012 Plan will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares of 9,689 thousand available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan.
On June 12, 2024, the Company's stockholders approved an amendment and restatement to the Restated 2012 Plan to increase the number of shares of the Company's common stock reserved for issuance by 1,092 thousand shares.
As of December 31, 2025, 1,681 thousand shares are available for future grants under the Restated 2012 Plan.

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
During the year ended December 31, 2025, 64 thousand shares were issued in connection with the purchase of common stock by participating employees. As of December 31, 2025, 371 thousand shares were available for future purchase.
Stock Options
The weighted-average grant date fair value of the Company’s stock options granted for the years ended December 31, 2025, 2024 and 2023 was $46.84, $56.37 and $49.08, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	4.1 to 4.1	3.7 to 3.7	3.8 to 3.9
Volatility	38% to 40%	38% to 42%	42% to 43%
Risk-free interest rate	3.7% to 4.3%	4.1% to 4.7%	3.7% to 4.9%
Dividend yield	—	—	—
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

A summary of the Company’s stock option activity is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2024	1,314	$113.07	6.6	$40,141
Granted	246	$130.74
Exercised	(279)	$58.36
Canceled	(95)	$139.39
Balance as of December 31, 2025	1,186	$127.50	7.0	$13,453
Vested and expected to vest as of December 31, 2025	1,078	$126.70	6.8	$13,047
Exercisable as of December 31, 2025	736	$122.16	6.0	$11,720
The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $22.2 million, $24.0 million and $41.7 million, respectively. Intrinsic value of an option is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price paid.
Restricted Stock Units
A summary of the Company’s RSU activity, inclusive of PRSU activity, is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2024	1,086	(1)	$140.72
Granted	706	(2)	$131.09
Vested	(432)	(3)	$140.57
Forfeited	(212)	(4)	$146.74
Balance as of December 31, 2025	1,148	(5)	$133.74
Outstanding and expected to vest as of December 31, 2025	917		$133.42
(1)Included 161 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(2)Included 164 thousand PRSUs granted to certain executive officers in 2025.
(3)Included 90 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(4)Included 70 thousand PRSUs granted to certain executive officers in 2024, 2023, 2022 and 2021.
(5)Included 165 thousand PRSUs granted to certain executive officers in 2025, 2024, 2023 and 2022.
The aggregate fair value of RSUs vested for the years ended December 31, 2025, 2024 and 2023 was $45.5 million, $56.2 million and $55.7 million, respectively.
The aggregate fair value of PRSUs vested for the years ended December 31, 2025, 2024 and 2023 was $12.5 million, $10.7 million and $3.0 million, respectively.
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
Employee Stock Purchase Plan
The weighted-average grant date fair value of the Company’s ESPP for the year ended December 31, 2025, 2024 and 2023 was $35.79, $35.67 and $34.50 respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Volatility	30.9% to 40.5%	32.6% to 32.7%	30.0% to 43.8%
Risk-free interest rate	4.1% to 4.3%	5.0% to 5.3%	5.0% to 5.5%
Dividend yield	—	—	—
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
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenues	$8,529	$8,129	$7,300
Research and development	20,061	21,188	21,091
Sales and marketing	13,807	14,690	12,234
General and administrative	34,569	33,126	28,454
Total stock-based compensation, net of amounts capitalized (1)	$76,966	$77,133	$69,079
(1)Total stock-based compensation expense capitalized was de minimis during the years ended December 31, 2025, 2024 and 2023.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $13.8 million, $12.4 million and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The income tax benefit related to the stock-based compensation expenses was $11.8 million, $11.6 million and $11.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax benefit realized from stock-based compensation vested or exercised was $3.6 million, $5.2 million, and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had unrecognized stock-based compensation expenses of $15.4 million, $95.0 million, $3.0 million, and $0.3 million related to options, RSUs, PRSUs, and ESPP, respectively, which are expected to be recognized over weighted-average periods of 2.4 years, 2.9 years, 1.1 years, and 0.1 years, respectively.
Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value(1)
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
February 6, 2025	200.0
Total as of December 31, 2025	$1,400.0
(1) Does not reflect the $200.0 million increase to the share repurchase program announced on February 5, 2026.
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
On February 5, 2026, the Company announced that its board of directors authorized an additional $200.0 million under the share repurchase program, increasing the total amount of authorized repurchase to $1.6 billion.
For the years ended December 31, 2025, 2024 and 2023, the Company repurchased 1.4 million shares, 1.0 million shares and 1.3 million shares of its common stock for $182.9 million, $140.3 million and $170.8 million, respectively. As of December 31, 2025, $160.5 million remained available for share repurchases pursuant to the Company's share repurchase program.
Excise tax on stock repurchases net of issue was immaterial to the Company's financial results and cash flows for the years ended December 31, 2025 and 2024 and the Company's financial position as of December 31, 2025 and 2024.
NOTE 10.     Employee Benefits Plan
The Company’s 401(k) Plan was established in 2000 to provide retirement and incidental benefits for its employees. As allowed under section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. For the years ended December 31, 2025, 2024 and 2023, the Company made contributions to the 401(k) Plan of $4.5 million, $4.4 million and $4.1 million, respectively.

The Company contributes to a Provident Fund Plan for its employees in India, which is a defined contribution plan set up in accordance with local labor and tax laws. Gratuity is also paid by the Company to eligible employees in India in accordance with Payment of Gratuity Act, 1972. For the years ended December 31, 2025, 2024 and 2023, the Company contributed $4.0 million, $3.2 million and $2.3 million, respectively, to those plans.
NOTE 11.     Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently extends and modifies certain domestic and international provisions from the 2017 Tax Cuts and Jobs Act (“TCJA”) and phases out certain provisions from the 2022 Inflation Reduction Act. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses and a reinstatement of elective 100% first-year bonus depreciation. Some international provisions of the OBBBA will not be effective until 2026 and forward. The Company has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the year ended December 31, 2025. The Company will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.
The Company’s geographical breakdown of income before income taxes is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Domestic	$216,666	$192,394	$164,958
Foreign	30,162	17,428	13,693
Income before income taxes	$246,828	$209,822	$178,651
Income tax provision consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current
Federal	$23,906	$39,989	$32,405
State	5,535	5,885	6,061
Foreign	10,784	9,837	5,218
Current income tax provision	40,225	55,711	43,684
Deferred
Federal	8,372	(18,470)	(13,584)
State	682	(599)	(2,009)
Foreign	(771)	(500)	(1,035)
Deferred income tax benefit	8,283	(19,569)	(16,628)
Income tax provision	$48,508	$36,142	$27,056

During the year ended December 31, 2025, the Company adopted ASU 2023-09 to enhance the income taxes disclosures regarding income taxes paid and the rate reconciliation disclosure. See Note 1, "The Company and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" for additional details on the adoption of ASU 2023-09.
The income taxes paid by the Company are as follows:

Year Ended December 31,
2025

(in thousands)
Cash paid during the period for income taxes, net of refunds
U.S. federal	$23,800
U.S. state and local	5,078
Foreign - India	5,133
Foreign - Other	6,875
Total cash paid during the period for income taxes	$40,886
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 the cash paid for income taxes was $60.6 million and $34.9 million, respectively.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	Year Ended December 31 2025

	(in thousands, except percentages)
U.S. federal statutory tax rate	$51,834	21.0%
State income taxes, net of federal benefit (1)	4,911	2.0%
Foreign tax effects	3,689	1.5%
Effects of cross border tax effects
Foreign-derived intangible income	(7,865)	(3.2%)
Other	12	—%
Tax credits
Research and development credits	(2,308)	(0.9%)
Foreign tax credits	(2,511)	(1.0%)
Change in valuation allowance	125	—%
Nontaxable or nondeductible items
Stock-based compensation	5,852	2.4%
Excess tax benefits related to stock-based compensation	(3,269)	(1.3%)
Other	498	0.2%
Changes in unrecognized tax benefits	(1,957)	(0.8%)
Other	(503)	(0.2%)
Effective tax rate	$48,508	19.7%
(1)State taxes in New York City, New York, Illinois, New Jersey, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes	2.3	2.6
Stock-based compensation	2.8	2.7
Excess tax benefits related to stock-based compensation	(2.2)	(2.9)
Foreign source income	2.1	0.3
Change in valuation allowance	—	0.1
Foreign-derived intangible income deduction	(4.8)	(4.4)
Federal and state research and development credit	(2.0)	(1.4)
Accrual to return adjustments and Other	(0.6)	(2.9)
Uncertain tax positions	(1.4)	—
Income tax provision	17.2%	15.1%
Deferred Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets
Research and development credit carryforwards	$11,844	$11,636
Fixed assets	1,249	1,430
Accrued liabilities	4,288	4,243
Deferred revenues	3,174	4,787
Operating lease liabilities	11,442	9,504
Intangible assets	3,498	3,502
Stock-based compensation	3,799	3,659
Capitalized research and development	61,677	67,259
Other	2,408	1,026
Gross deferred tax assets	103,379	107,046
Valuation allowance	(12,889)	(12,454)
Total deferred tax assets	90,490	94,592
Deferred tax liabilities
Operating leases - right of use asset	(9,709)	(7,919)
Deferred commissions	(6,263)	(5,366)
Total deferred tax liabilities	(15,972)	(13,285)
Net deferred tax assets	$74,518	$81,307

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely than-not that some portion, or all, of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Due to the weight of objectively verifiable negative evidence, it is more-likely-than-not that its California deferred tax assets will not be realized as of December 31, 2025. Additionally, due to a lack of sufficient future income of the appropriate character, certain U.S. federal and state deferred tax assets are not more-likely-than-not to be realized. Accordingly, the Company has recorded a valuation allowance of $12.9 million and $12.5 million against such deferred tax assets as of December 31, 2025 and 2024, respectively. The increase in valuation allowance was mainly associated with the California research and development credits generated during the year ended December 31, 2025.
As of December 31, 2025 and 2024, the Company had $19.5 million and $18.4 million, respectively, of California research and development credit carryforwards. California research and development credits are carried forward indefinitely. As of December 31, 2025 and 2024, the Company had zero foreign tax credit carryforwards for both years.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Unrecognized tax benefits beginning balance	$12,108	$11,898	$10,542
Gross increase for tax positions of prior years	154	1,283	262
Gross decrease for tax positions of prior years	(39)	—	—
Gross increase for tax positions of current year	1,884	2,048	1,127
Lapse of statute of limitations	(1,864)	(3,121)	(33)
Total unrecognized tax benefits	$12,243	$12,108	$11,898
The unrecognized tax benefits, if recognized, would impact the income tax provision by $4.6 million, $5.3 million and $6.1 million as of December 31, 2025, 2024 and 2023, respectively. The remaining amount would result in the recognition of a corresponding deferred tax asset that is then offset by a full valuation allowance. The Company has elected to include interest and penalties as a component of income tax expense. The amounts were not material for the years ended December 31, 2025, 2024 and 2023.
The Company files income tax returns in the United States, including various state jurisdictions. The Company’s subsidiaries file tax returns in India and various other foreign jurisdictions. The tax years 2001 through 2024 still remain open to examination by certain major taxing jurisdictions in which the Company is subject to tax. The Company is also currently subject to tax audits in various jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner inconsistent with its expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs.
As of December 31, 2025, the Company has undistributed earnings in certain foreign subsidiaries that the Company has indefinitely reinvested outside the United States. Due to U.S. tax rules related to taxation of foreign earnings, the unrecorded deferred tax liability is immaterial. The Company may be required to pay additional foreign withholding taxes if the Company repatriates those earnings in the future.

NOTE 12.     Segment and Geographic Area Information
Under ASC 280 Segment Reporting, operating segments are defined as components of an entity about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment and has only one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of the Company’s principal operations and decision-making functions are located in the United States.
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
The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenues	$669,125	$607,571	$554,458
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	103,682	100,516	97,198
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	97,223	90,598	89,281
Sales and marketing (exclusive of stock-based compensation)	129,698	113,613	99,457
General and administrative (exclusive of stock-based compensation)	37,047	35,612	33,287
Add: Other segment items (1)	(375)	(3,158)	(1,323)
Less: Stock-based compensation	76,966	77,133	69,079
Less: Amortization of intangible assets	2,557	2,903	3,087
Add: Interest income	25,251	25,784	16,905
Less: Income tax provision	48,508	36,142	27,056
Consolidated net income	$198,320	$173,680	$151,595
(1)Other segment items included in segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions, and unrealized loss on non-marketable securities.

Revenue by geographic area, based on the customer's billing address, is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
United States	$377,470	$354,584	$332,315
Foreign	291,655	252,987	222,143
Total revenues	$669,125	$607,571	$554,458

The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	December 31,
	2025	2024

	(in thousands)
United States	$50,183	$47,916
India	16,937	21,076
Rest of world	2,047	2,325
Total long-lived assets	$69,167	$71,317
NOTE 13.     Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share data)
Numerator:
Net income	$198,320	$173,680	$151,595
Denominator:
Basic weighted average shares	36,142	36,799	36,879
Effect of potentially dilutive shares:
Stock options	160	343	482
Restricted stock units	148	206	237
Employee stock purchase plan	3	5	4
Diluted weighted average shares	36,453	37,353	37,602
Net income per share:
Basic	$5.49	$4.72	$4.11
Diluted	$5.44	$4.65	$4.03
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Stock options	779	635	763
Restricted stock units	119	97	140
Employee stock purchase plan	7	—	7
Total anti-dilutive shares	905	732	910

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the criteria set forth in the 2013 Internal Control - Integrated Framework issued by the COSO, our management concluded our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2025. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands)				(in thousands)
Equity compensation plans approved by security holders (1)	2,334	(2)	$127.50	(3)	2,052	(4)
Equity compensation plans not approved by security holders	—		$—		—
(1)Includes our Amended and Restated 2012 Equity Incentive Plan (Restated 2012 Plan) and 2021 Employee Stock Purchase Plan (ESPP).
(2)Consists of 1,148 thousand restricted stock units and 1,186 thousand shares underlying stock options.
(3)The weighted average exercise price is calculated based solely on outstanding stock options.

(4)Consists of 1,681 thousand shares reserved for issuance under our Amended and Restated 2012 Plan and 371 thousand shares reserved for issuance under our ESPP.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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
(b) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Qualys, Inc.		S-1/A	333-182027	3.3	September 12, 2012

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Qualys, Inc.		8-K	001-35662	3.1	June 16, 2025

3.3	Amended and Restated Bylaws of Qualys, Inc.		8-K	001-35662	3.1	November 2, 2022

4.1	Form of common stock certificate.		S-1/A	333-182027	4.1	September 12, 2012

4.2	Description of Registrant’s securities		10-K	001-35662	4.2	February 21, 2020

10.1*	2000 Equity Incentive Plan, as amended, and the form of stock option agreement thereunder.		S-1	333-182027	10.1	June 8, 2012

10.2*	Qualys, Inc. 2012 Equity Incentive Plan, as amended and restated		8-K	001-35662	10.1	June 13, 2024

10.3*	Qualys, Inc. 2021 Employee Stock Purchase Plan		8-K	001-35662	10.1	June 11, 2021

10.4*	Offer Letter, between Qualys, Inc. and Sumedh S. Thakar, dated January 20, 2003.		S-1	333-182027	10.5	June 8, 2012

10.5*	Offer Letter, between Qualys, Inc. and Joo Mi Kim, dated May 21, 2020.		8-K	001-35662	10.1	May 26, 2020

10.6*	Offer Letter, between Qualys, Inc. and Bruce K. Posey, dated May 8, 2012.		S-1	333-182027	10.9	June 8, 2012

10.7*	Form of Stock Option Agreement under the 2012 Equity Incentive Plan, as amended and restated		10-Q	001-35662	10.2	August 6, 2024

10.8*	Form of Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan, as amended and restated		10-Q	001-35662	10.3	August 6, 2024

		Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.9*	Form of Performance-Based Restricted Stock Unit Agreement for Executives under the 2012 Equity Incentive Plan, dated October 28, 2021		10-K	001-35662	10.8	February 22, 2022

10.10*	Form of director and executive officer indemnification agreement.		S-1/A	333-182027	10.10	August 10, 2012

10.11*#	Qualys, Inc. Executive Severance Policy, effective as of October 30, 2025	X

10.12*	Qualys, Inc. Executive Performance Bonus Plan.		Schedule 14A, Appendix A	001-35662	N/A	April 25, 2016

10.13*#	Qualys, Inc. 2025 Corporate Bonus Plan.	X

10.14*	Qualys, Inc. Non-Employee Director Compensation Program, as amended on October 30, 2024.		10-K	001-35662	10.13	February 21, 2025

10.15	Lease Agreement, between Qualys, Inc. and Hudson Metro Center, LLC, dated October 14, 2016.		8-K	001-35662	10.1	October 19, 2016

10.16	Lease Agreement, First Amendment, between Qualys, Inc. and Hudson Metro Center, LLC, dated March 17, 2017.		10-Q	001-35662	10.1	August 5, 2025

10.17	Lease Agreement, Second Amendment, between Qualys, Inc. and Hudson Metro Center, LLC, dated April 30, 2025.		10-Q	001-35662	10.2	August 5, 2025

19.1	Qualys Inc. Insider Trading Policy, effective as of February 24, 2023		10-K	001-35662	19.10	February 21, 2025

21.1	List of subsidiaries of Qualys, Inc.	X

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.	X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number		Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	X

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

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on February 20, 2026.

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

Signature	Title	Date

/s/ SUMEDH S. THAKAR	Director, President and Chief Executive Officer (principal executive officer)	February 20, 2026
Sumedh S. Thakar

/s/ JOO MI KIM	Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2026
Joo Mi Kim

/s/ JEFFREY P. HANK	Chair of the Board of Directors	February 20, 2026
Jeffrey P. Hank

/s/ THOMAS P. BERQUIST	Director	February 20, 2026
Thomas P. Berquist

/s/ BRADFORD L. BROOKS	Director	February 20, 2026
Bradford L. Brooks

/s/ WENDY M. PFEIFFER	Director	February 20, 2026
Wendy M. Pfeiffer

/s/ KRISTI M. ROGERS	Director	February 20, 2026
Kristi M. Rogers

/s/ JOHN A. ZANGARDI	Director	February 20, 2026
John A. Zangardi