Form 10-Q
period 2026-03-31
QUALYS, INC.
filed 2026-05-05
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of April 22, 2026 was 35,217,007.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$279,468	$250,258
Short-term marketable securities	191,879	195,681
Accounts receivable, net of allowance of $1,677 and $1,581 as of March 31, 2026 and December 31, 2025, respectively	134,877	170,991
Prepaid expenses and other current assets	50,367	40,686
Total current assets	656,591	657,616
Long-term marketable securities	258,002	250,868
Property and equipment, net	21,981	23,166
Operating leases - right of use asset	46,651	46,001
Deferred tax assets, net	72,811	74,518
Intangible assets, net	3,615	4,255
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	26,338	30,010
Total assets	$1,094,636	$1,095,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,298	$1,202
Accrued liabilities	55,438	57,694
Deferred revenues, current	393,800	401,127
Operating lease liabilities, current	7,622	7,315
Total current liabilities	459,158	467,338
Deferred revenues, noncurrent	15,428	16,285
Operating lease liabilities, noncurrent	44,607	44,959
Other noncurrent liabilities	5,570	5,346
Total liabilities	524,763	533,928
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 35,379 and 35,730 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	35	36
Additional paid-in capital	741,918	731,788
Accumulated other comprehensive loss	(4,812)	(4,012)
Accumulated deficit	(167,268)	(166,659)
Total stockholders’ equity	569,873	561,153
Total liabilities and stockholders’ equity	$1,094,636	$1,095,081
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$175,638	$159,899
Cost of revenues	29,990	28,926
Gross profit	145,648	130,973
Operating expenses:
Research and development	29,020	29,154
Sales and marketing	38,760	32,660
General and administrative	16,983	17,404
Total operating expenses	84,763	79,218
Income from operations	60,885	51,755
Other income (expense), net:
Interest income	6,176	6,235
Other income (expense), net	(2,071)	317
Total other income, net	4,105	6,552
Income before income taxes	64,990	58,307
Income tax provision	14,347	10,773
Net income	$50,643	$47,534
Net income per share:
Basic	$1.42	$1.30
Diluted	$1.42	$1.29
Weighted average shares used in computing net income per share:
Basic	35,608	36,466
Diluted	35,679	36,784
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$50,643	$47,534
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(1,334)	296
Net change in unrealized gains (losses) on cash flow hedges, net of tax	534	(1,577)
Other comprehensive loss, net of tax	(800)	(1,281)
Comprehensive income	$49,843	$46,253
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$50,643	$47,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,043	4,177
Provision for credit losses	173	206
Impairment of property and equipment	624	—
Impairment of non-marketable securities	1,967	—
Stock-based compensation, net of amounts capitalized	19,340	18,820
Accretion of discount on marketable securities, net	(524)	(1,107)
Deferred income taxes	1,841	(4,360)
Changes in operating assets and liabilities:
Accounts receivable	35,941	42,782
Prepaid expenses and other assets	(7,520)	162
Accounts payable	834	(66)
Accrued liabilities and other noncurrent liabilities	(2,884)	8,265
Deferred revenues	(8,184)	(6,825)
Net cash provided by operating activities	95,294	109,588
Cash flow from investing activities:
Purchases of marketable securities	(78,469)	(55,525)
Sales and maturities of marketable securities	73,760	50,532
Purchases of property and equipment	(1,667)	(2,038)
Net cash used in investing activities	(6,376)	(7,031)
Cash flow from financing activities:
Repurchase of common stock	(53,509)	(39,653)
Proceeds from exercise of stock options	325	2,599
Payments for taxes related to net share settlement of equity awards	(10,375)	(10,831)
Proceeds from issuance of common stock through employee stock purchase plan	3,851	3,817
Net cash used in financing activities	(59,708)	(44,068)
Net increase in cash, cash equivalents and restricted cash	29,210	58,489
Cash, cash equivalents and restricted cash at beginning of period	251,458	233,382
Cash, cash equivalents and restricted cash at end of period	$280,668	$291,871
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	35,730	$36	$731,788	$(4,012)	$(166,659)	$561,153
Net income	—	—	—	—	50,643	50,643
Other comprehensive loss, net of tax	—	—	—	(800)	—	(800)
Issuance of common stock upon exercise of stock options	10	—	325	—	—	325
Repurchase of common stock	(505)	(1)	(3,028)	—	(51,252)	(54,281)
Issuance of common stock upon vesting of restricted stock units	182	—	—	—	—	—
Taxes related to net share settlement of equity awards	(81)	—	(10,375)	—	—	(10,375)
Issuance of common stock through employee stock purchase plan	43	—	3,851	—	—	3,851
Stock-based compensation	—	—	19,357	—	—	19,357
Balances at March 31, 2026	35,379	$35	$741,918	$(4,812)	$(167,268)	$569,873

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	36,503	$37	$664,879	$1,417	$(189,217)	$477,116
Net income	—	—	—	—	47,534	47,534
Other comprehensive loss, net of tax	—	—	—	(1,281)	—	(1,281)
Issuance of common stock upon exercise of stock options	56	—	2,599	—	—	2,599
Repurchase of common stock	(292)	(1)	(1,753)	—	(37,985)	(39,739)
Issuance of common stock upon vesting of restricted stock units	172	—	—	—	—	—
Taxes related to net share settlement of equity awards	(78)	—	(10,831)	—	—	(10,831)
Issuance of common stock through employee stock purchase plan	37	—	3,817	—	—	3,817
Stock-based compensation	—	—	18,820	—	—	18,820
Balances at March 31, 2025	36,398	$36	$677,531	$136	$(179,668)	$498,035
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1.                              Description of Business and Summary of Significant Accounting Policies
Description of Business
Qualys, Inc. (the “Company”, “we”, “us”, “our”) was incorporated in the state of Delaware on December 30, 1999. The Company is headquartered in Foster City, California and has wholly-owned subsidiaries throughout the world. The Company is a leading provider of cloud-based information technology (“IT”), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. The Company’s cloud solutions address the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between internal and external IT infrastructures and web environments, the rapid adoption of cloud computing and the proliferation of geographically dispersed IT assets. Organizations can use the Company’s integrated suite of solutions delivered on Qualys' Enterprise TruRisk Platform to cost-effectively obtain a unified view of their security and compliance posture across globally-distributed IT infrastructures.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2026 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025. The Company adopted this ASU during the first quarter of fiscal year 2026 on a prospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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
There have been no material changes to the Company’s significant accounting policies set forth in “Note 1” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$386	$—	$386
Commercial paper	—	1,473	1,473
U.S. Treasury and government agencies	—	333,004	333,004
Corporate bonds	—	146,575	146,575
Asset-backed securities	—	797	797
Foreign currency forward contracts	—	2,430	2,430
Total assets	$386	$484,279	$484,665
Foreign currency forward contracts	$—	$4,170	$4,170
Total liabilities	$—	$4,170	$4,170

	December 31, 2025
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$205	$—	$205
U.S. Treasury and government agencies	—	330,163	330,163
Corporate bonds	—	147,101	147,101
Asset-backed securities	—	1,240	1,240
Foreign currency forward contracts	—	58	58
Total assets	$205	$478,562	$478,767
Foreign currency forward contracts	$—	$4,697	$4,697
Total liabilities	$—	$4,697	$4,697
There were no transfers between Level 1, Level 2 and Level 3 categories during the three months ended March 31, 2026 and 2025.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$386	$—	$—	$386
U.S. Treasury and government agencies	31,969	—	(1)	31,968
Total	32,355	—	(1)	32,354
Short-term marketable securities:
Commercial paper	1,475	—	(2)	1,473
Corporate bonds	54,140	132	(7)	54,265
U.S. Treasury and government agencies	136,042	128	(29)	136,141
Total	191,657	260	(38)	191,879
Long-term marketable securities:
Corporate bonds	92,415	107	(212)	92,310
Asset-backed securities	790	7	—	797
U.S. Treasury and government agencies	165,364	54	(523)	164,895
Total	258,569	168	(735)	258,002
Total	$482,581	$428	$(774)	$482,235
(1)Excludes cash of $247.1 million.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$205	$—	$—	$205
U.S. Treasury and government agencies	31,952	3	—	31,955
Total	32,157	3	—	32,160
Short-term marketable securities:
Corporate bonds	59,531	273	—	59,804
U.S. Treasury and government agencies	135,649	238	(10)	135,877
Total	195,180	511	(10)	195,681
Long-term marketable securities:
Corporate bonds	86,826	483	(12)	87,297
Asset-backed securities	1,227	13	—	1,240
U.S. Treasury and government agencies	162,035	396	(100)	162,331
Total	250,088	892	(112)	250,868
Total	$477,425	$1,406	$(122)	$478,709
(2)Excludes cash of $218.1 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Commercial paper	$1,473	$(2)	$—	$—	$1,473	$(2)
Corporate bonds	56,884	(219)	—	—	56,884	(219)
U.S. Treasury and government agencies	217,164	(553)	—	—	217,164	(553)
Total	$275,521	$(774)	$—	$—	$275,521	$(774)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$10,735	$(12)	$1,791	$—	$12,526	$(12)
U.S. Treasury and government agencies	92,419	(110)	—	—	92,419	(110)
Total	$103,154	$(122)	$1,791	$—	$104,945	$(122)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At March 31, 2026 and December 31, 2025, the unrealized losses related to its marketable securities were due to market factors other than credit. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three months ended March 31, 2026 and 2025.
The following summarizes the fair value of marketable securities by contractual maturity:

	March 31, 2026
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$224,011	$224,233
Due after One Year through Five Years	257,780	257,205
Asset-backed securities	790	797
Total	$482,581	$482,235
Non-Marketable Securities
During the fiscal year ended December 31, 2018, the Company invested $2.5 million in preferred stock of a privately-held company. The fair value of the investment is not readily available, and there are no quoted market prices for the investment. The Company accounts for the investment at cost less impairment and will measure the investment at fair value when the Company identifies observable price changes. The investment is assessed for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than carrying value. During the second quarter of 2023, the Company identified an observable price change in the investment and recognized an immaterial unrealized loss in other income (expense), net of the condensed consolidated statement of operations. During the first quarter of 2026, the Company identified indicators of impairment related to the investment and recognized a full impairment charge of $2.0 million in other income (expense), net of the condensed consolidated statement of operations. The investment is included in other noncurrent assets on the condensed consolidated balance sheets. The Company has not received any dividends from the investment.
Derivative Financial Instruments
Designated cash flow hedges
The Company enters into foreign currency forward contracts to reduce the risk of variability in future cash flow due to foreign currency exchange rate fluctuation from certain forecasted subscription revenue orders billed in British Pound (“GBP”) and Euro (“EUR”) and operating expenses incurred in Indian Rupee (“INR”), which are designated as cash flow hedges. Hedge effectiveness is assessed at inception and at each reporting period utilizing regression analysis. Unrealized foreign exchange gains or losses related to those designated cash flow hedge contracts are recorded in accumulated other comprehensive income (“AOCI”) and will be reclassified into revenues or operating expenses, respectively, in the same periods when the hedged transactions are recognized in earnings.
As of March 31, 2026, the Company had designated cash flow hedge forward contracts with notional amounts of €51.8 million, £23.9 million and Rs.5,999.3 million. As of December 31, 2025, the Company had designated cash flow hedge forward contracts with notional amounts of €54.3 million, £24.1 million and Rs.5,526.0 million.
As of March 31, 2026, the amount of net unrealized loss of $2.8 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of March 31, 2026, the amount of net unrealized loss of $3.9 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of March 31, 2026, the Company had non-designated forward contracts with notional amounts of €22.0 million, £8.5 million, and Rs.2,903.0 million and Canadian Dollar (“C$” or “CAD”) C$2.0 million. As of December 31, 2025, the Company had non-designated forward contracts with notional amounts of €24.4 million, £6.8 million, Rs.2,723.0 million, and C$2.5 million.
The following summarizes the fair value of derivative financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$1,404	$55
Foreign currency forward contracts not designated as hedging instruments	1,026	3
Total	$2,430	$58
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$4,072	$4,579
Foreign currency forward contracts not designated as hedging instruments	98	118
Total	$4,170	$4,697

The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts was $2.4 million as of March 31, 2026 and immaterial as of December 31, 2025. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net gains (losses) from non-designated forward contracts	$2,364	$(1,617)
Other foreign currency transactions gains (losses)	(2,553)	1,877
Total foreign exchange gains (losses), net	$(189)	$260
NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2025	$990	$(5,002)	$(4,012)
Change in unrealized losses during the period	(1,629)	(721)	(2,350)
Amount reclassified into income during the period	(1)	1,416	1,415
Tax effect	296	(161)	135
Net change during the period	(1,334)	534	(800)
Balances at March 31, 2026	$(344)	$(4,468)	$(4,812)

Balances at December 31, 2024	$391	$1,026	$1,417
Change in unrealized gains (losses) during the period	366	(2,230)	(1,864)
Amount reclassified into income during the period	20	170	190
Tax effect	(90)	483	393
Net change during the period	296	(1,577)	(1,281)
Balances at March 31, 2025	$687	$(551)	$136

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$(1,010)	$179
Cost of revenues	(91)	(82)
Research and development	(253)	(217)
Sales and marketing	(28)	(20)
General and administrative	(34)	(30)
Total	$(1,416)	$(170)
There was no reclassification of AOCI to other income (expense), net related to available-for-sale debt securities during the three months ended March 31, 2026, and an immaterial amount during the same period in 2025.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Computer equipment	$190,185	$189,173
Computer software	26,237	26,237
Leasehold improvements	23,889	23,751
Scanner appliances	19,606	19,234
Furniture, fixtures and equipment	5,521	5,262
Total property and equipment	265,438	263,657
Less: accumulated depreciation and amortization	(243,457)	(240,491)
Property and equipment, net	$21,981	$23,166
As of March 31, 2026 and December 31, 2025, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $7.9 million and $8.6 million, respectively, including assets that had not been placed in service of $3.9 million and $4.2 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $2.4 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
During the first quarter of 2026, the Company identified indicators of impairment related to certain property and equipment and recognized an immaterial impairment charge in cost of revenue in the condensed consolidated statement of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $157.8 million and $142.7 million were recognized during the three months ended March 31, 2026 and 2025, respectively, which amounts were included in the deferred revenue balances of $417.4 million and $395.7 million as of December 31, 2025 and 2024, respectively.

The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of March 31, 2026:

(in thousands)
2026 (remaining nine months)	$211,774
2027	176,010
2028	69,401
2029	6,717
2030	2,339
2031 and thereafter	194
Total	$466,435
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
Revenues by sales channel are as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Direct	$83,898	$81,728
Partner	91,740	78,171
Total	$175,638	$159,899
The Company utilizes partners to enable and accelerate the adoption of its cloud platform by increasing its distribution capabilities and market awareness of its cloud platform as well as by targeting geographic regions outside the reach of its direct sales force. The Company's channel partners maintain relationships with their customers throughout the territories in which they operate and provide their customers with services and third-party solutions to help meet those customers’ evolving security and compliance requirements. As such, these partners may offer the Company's IT security and compliance solutions in conjunction with one or more of their own products or services and act as a conduit through which the Company can connect with these prospective customers to offer its solutions. For sales involving a channel partner, the channel partner engages with the prospective customer directly and involves the Company's sales team as needed to assist in developing and closing an order. When a channel partner secures a sale, the Company sells the associated subscription to the channel partner who in turn resells the subscription to the customer. Sales to channel partners are made at a discount and revenues are recorded at this discounted price over the subscription terms. The Company does not have any influence or specific knowledge of its partners' selling terms with their customers. See Note 11, “Segment and Geographic Area Information” for disaggregation of revenue by geographic area.

Deferred costs to obtain contracts are as follows:

	March 31, 2026	December 31, 2025

	(in thousands)
Current	$8,948	$8,705
Noncurrent	$17,784	$17,560
For the three months ended March 31, 2026 and 2025, the Company recognized $2.4 million and $2.0 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
As of December 31, 2024, the net carrying value of the Company’s accounts receivable, current deferred revenues, and noncurrent deferred revenues were $164.6 million, $371.5 million and $24.3 million, respectively.
NOTE 6.                              Intangible Assets, Net
Intangible assets consist primarily of developed technology and patent licenses acquired from business or asset acquisitions. Acquired intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets.
The carrying values of intangible assets are as follows:

		March 31, 2026
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(36,566)	$3,575
Total intangibles subject to amortization		$40,141	$(36,566)	$3,575
Intangible assets not subject to amortization				40
Total intangible assets, net				$3,615

		December 31, 2025
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(35,926)	$4,215
Total intangibles subject to amortization		$40,141	$(35,926)	$4,215
Intangible assets not subject to amortization				40
Total intangible assets, net				$4,255
Intangible asset amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of March 31, 2026, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2026 (remaining nine months)	$1,837
2027	1,738
Total expected future amortization expense	$3,575
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2034. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.2 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash payments included in the measurement of lease liabilities	$3,007	$3,616
Lease liabilities arising from obtaining right-of-use assets	$2,666	$3,226
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	5.6	5.8
Weighted average discount rate	7.9%	8.0%
Maturities of the Company's operating lease liabilities as of March 31, 2026 are as follows:

(in thousands)
2026 (remaining nine months)	$8,089
2027	13,073
2028	12,922
2029	11,254
2030	6,149
2031 and thereafter	13,600
Total minimum lease payments	65,087
Less: interest	(12,858)
Present value of net minimum lease payments	$52,229
The operating lease payments in the table above exclude approximately $4.1 million of legally binding minimum lease payments for a lease signed during the three months ended March 31, 2026 that has yet to commence.

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
NOTE 9.                              Stockholders' Equity and Stock-based Compensation
Equity Incentive Plans
Restated 2012 Equity Incentive Plan
On June 8, 2022 (“Effective Date”), the Company's stockholders approved the Amended and Restated 2012 Equity Incentive Plan (the “Restated 2012 Plan”). Under the Restated 2012 Plan, the Company is authorized to grant to eligible participants incentive stock options, nonstatutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units and performance shares. Pursuant to the relevant plan provisions, 3,072 thousand shares were available for grant under the Restated 2012 Plan on the Effective Date. In addition, any outstanding awards or options granted under the previous version of the 2012 Equity Incentive Plan (“Previous 2012 Plan”) will be added back to the shares available for grant under the Restated 2012 Plan if they expire unexercised or are otherwise forfeited after the Effective Date. Any remaining shares available for grant under the Previous 2012 Plan as of the Effective Date were no longer available for future grants under the Restated 2012 Plan.
On June 12, 2024, the Company's stockholders approved an amendment and restatement to the Restated 2012 Plan to increase the number of shares of the Company's common stock reserved for issuance by 1,092 thousand shares.
As of March 31, 2026, 1,487 thousand shares are available for future grants under the Restated 2012 Plan.
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
During the three months ended March 31, 2026, 43 thousand shares were issued in connection with the purchase of common stock by participating employees. As of March 31, 2026, 328 thousand shares were available for future purchase.

Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the “Plans”) generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the three months ended March 31, 2026 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2025	1,186	$127.50	7.0	$13,453
Granted	62	$127.52
Exercised	(10)	$33.24
Canceled	(23)	$136.49
Balance as of March 31, 2026	1,215	$128.09	6.9	$1,252
Vested and expected to vest as of March 31, 2026	1,107	$127.54	6.7	$1,252
Exercisable as of March 31, 2026	774	$124.19	5.8	$1,252
Restricted Stock Units
RSUs granted under the Plans generally only contain a service-based vesting condition that is typically satisfied over four years.
The Company, at times, grants performance-based restricted stock units (“PRSU”) under the Plans, to its executive officers and certain other members of its senior leadership team. These PRSUs include both service-based and performance-based vesting conditions. During the fourth quarter each year, the Company’s board of directors (the “Board”) or the Compensation and Talent Committee (“CTC”) approves the target value for the PRSUs. The target PRSUs are scheduled to vest in three equal annual installments over a three-year period, beginning the year after approval. The performance-based vesting condition is satisfied upon the achievement of certain Company annual performance metrics, including revenue growth and adjusted EBITDA margin, which are approved annually by the Board or the CTC. Each annual installments at 200% of the annual target will be considered granted when the performance metrics for the corresponding performance year is determined and approved. The actual number of the PRSUs earned and eligible to vest ranges from 0% to 200% of the annual target, based on the weighted-average achievement of such Company annual performance metrics set for the corresponding annual performance period. Up to 100% of the first and second installment will vest and be released upon completion of the respective performance period following the certification by the Audit and Risk Committee (“ARC”), with cumulative achievement over 100%, if any, to be vested and released at the end of the third year performance period, along with the third installment, following the certification by the ARC. Under the Plan, any unvested PRSU award may be accelerated in part or in full upon the occurrence of certain events, such as death or disability, or a change in control, as defined in the grant agreement.
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the three months ended March 31, 2026 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2025	1,148	(1)	$133.74
Granted	242	(2)	$127.52
Vested	(182)	(3)	$137.56
Forfeited	(86)	(4)	$138.74
Balance as of March 31, 2026	1,122	(5)	$131.39
Outstanding and expected to vest as of March 31, 2026	863		$131.58
(1)Included 165 thousand PRSUs granted to certain executive officers in 2025, 2024 and 2022.
(2)Included 201 thousand PRSUs granted to certain executive officers in the three months ended March 31, 2026.
(3)Included 91 thousand PRSUs granted to certain executive officers in 2025 and 2022.
(4)Included 53 thousand PRSUs granted to certain executive officers in 2025.
(5)Included 222 thousand PRSUs granted to certain executive officers in 2026, 2025 and 2024.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenues	$2,061	$2,090
Research and development	4,608	5,104
Sales and marketing	4,189	3,200
General and administrative	8,482	8,426
Total stock-based compensation, net of amounts capitalized (1)	$19,340	$18,820
(1)Total stock-based compensation expense capitalized was de minimis during the three months ended March 31, 2026 and 2025.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $3.4 million and $3.3 million during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the Company had unrecognized stock-based compensation expenses of $14.6 million, $86.1 million, $12.5 million, and $0.8 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.5 years, 2.7 years, 0.9 years, and 0.4 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
February 6, 2025	200.0
February 5, 2026	200.0
Total as of March 31, 2026	$1,600.0
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
During the three months ended March 31, 2026 and 2025, the Company repurchased 505 thousand shares and 292 thousand shares of its common stock for approximately $53.9 million and $39.6 million, respectively. As of March 31, 2026, approximately $306.6 million remained available for share repurchases pursuant to the Company's share repurchase program.
During the three months ended March 31, 2026 and 2025, the Company made no excise tax payments on stock repurchases, net of issuances. As of March 31, 2026 and December 31, 2025, excise tax payable on stock repurchases, net of issuances was $1.4 million and $1.0 million, respectively.
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
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pretax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, tax law developments and possible outcomes of audits. The Company's estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, the benefit of U.S. federal income tax credits, enacted tax legislation, and the benefits related to the Foreign-Derived Deduction-Eligible Income (“FDDEI”) Deduction.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Beginning in 2026, the OBBBA changes to the FDDEI deduction and Net CFC Tested Income (“NCTI”) became effective. The Company has recognized the effects of these OBBBA provisions in its financial results for the three months ended March 31, 2026.

The Company recorded an income tax provision of $14.3 million and $10.8 million for the three months ended March 31, 2026 and 2025, respectively, resulting in an effective tax rate of 22.1% and 18.5%, respectively. The increase in income tax provision for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily due to an increase in non-deductible stock-based compensation, a decrease in the federal R&D credit, and an increase in tax expense arising from discrete adjustments in the period, partially offset by the increase in the tax benefit from FDDEI rules that became effective in 2026 under OBBBA.
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

The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues	$175,638	$159,899
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	27,289	26,196
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	24,412	24,050
Sales and marketing (exclusive of stock-based compensation)	34,571	29,460
General and administrative (exclusive of stock-based compensation)	8,501	8,978
Add: Other segment items (1)	(2,071)	317
Less: Stock-based compensation	19,340	18,820
Less: Amortization of intangible assets	640	640
Add: Interest income	6,176	6,235
Less: Income tax provision	14,347	10,773
Condensed consolidated net income	$50,643	$47,534

(1)Other segment items included in segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions, and impairment of non-marketable securities.
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
United States	$96,760	$91,227
Foreign	78,878	68,672
Total revenues	$175,638	$159,899
The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	March 31, 2026	December 31, 2025

	(in thousands)
United States	$47,802	$50,183
India	18,870	16,937
Rest of world	1,960	2,047
Total long-lived assets	$68,632	$69,167

NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share data)
Numerator:
Net income	$50,643	$47,534
Denominator:
Basic weighted average shares	35,608	36,466
Effect of potentially dilutive shares:
Stock options	39	210
Restricted stock units	24	103
Employee stock purchase plan	8	5
Diluted weighted average shares	35,679	36,784
Net income per share:
Basic	$1.42	$1.30
Diluted	$1.42	$1.29
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Stock options	1,021	813
Restricted stock units	612	220
Employee stock purchase plan	—	1
Total anti-dilutive shares	1,633	1,034

Item 2.                                  Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with (1) our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report, and (2) the audited consolidated financial statements and the related notes and section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, it is possible to identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “would,” “estimates,” “expects,” “future,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “forecasts,” “seek,” “should,” “target,” or “will,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
Overview
We are a leading provider of a cloud-based platform delivering information technology (“IT”), security and compliance solutions that enable organizations to identify security risks to their IT infrastructures, help protect their IT systems and applications from ever-evolving cyber-attacks and achieve compliance with internal policies and external regulations. Our cloud platform addresses the growing security and compliance complexities and risks that are amplified by the dissolving boundaries between IT infrastructures and web environments, the rapid adoption of cloud computing, containers and serverless IT models, and the proliferation of geographically dispersed IT assets. Our integrated suite of IT, security and compliance solutions delivered on Qualys' Enterprise TruRisk Platform enables our customers to identify and manage their IT and operational technology (“OT”) assets, collect and analyze large amounts of IT security data, discover and prioritize vulnerabilities, quantify cyber risk exposure, recommend and implement remediation actions and verify the implementation of such actions. Organizations use our integrated suite of solutions to cost-effectively obtain a unified view of their internal and external IT and OT asset inventory as well as security and compliance posture across globally-distributed IT infrastructures as our solution offers a single platform for IT, information security, application security, endpoint, developer security and cloud teams.
We were founded and incorporated in December 1999 with a vision of transforming the way organizations secure and protect their IT infrastructure and applications and initially launched our first cloud solution, Vulnerability Management (“VM”), in 2000. As VM gained acceptance, we introduced additional solutions to help customers manage increasing IT, security and compliance requirements. Today, the suite of solutions that we offer on our cloud platform and refer to as the Qualys Cloud Apps help our customers detect, measure, prioritize and remediate cyber risk spanning a range of assets across on-premises, endpoints, cloud, containers, and mobile environments.
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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the three months ended March 31, 2026 and 2025, approximately 55% and 57%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
Other Income (Expense), Net
Our other income (expense), net consists primarily of interest and returns from our cash equivalent, short-term and long-term marketable securities, non-marketable securities gains, losses and impairments of non-marketable securities, and foreign exchange gains and losses.
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of March 31, 2026, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
On July 4, 2025, OBBBA was signed into law. Beginning in 2026, the OBBBA changes to FDDEI Deduction and NCTI become effective. We have recognized the effects of these OBBBA provisions in our financial results for the three months ended March 31, 2026. These changes generally resulted in a decrease to our income tax provision for the period. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended March 31,
	2026	2025
Revenues	100%	100%
Cost of revenues	17	18
Gross profit	83	82
Operating expenses:
Research and development	17	18
Sales and marketing	21	21
General and administrative	10	11
Total operating expenses	48	50
Income from operations	35	32
Total other income, net	2	4
Income before income taxes	37	36
Income tax provision	8	6
Net income	29%	30%

Comparison of Three Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Revenues	$175,638	$159,899	$15,739	10%
Revenues increased by $15.7 million for the three months ended March 31, 2026 compared to the same period in 2025, driven by increased demand for our subscription services by our end customers. Of the total increase of $15.7 million in revenues, 96% was from revenues from customers existing prior to January 1, 2026, and the remaining 4% was from new customers added in the three months ended March 31, 2026. Of the total increase of $15.7 million, 35% was from customers in the United States and the remaining 65% was from customers in foreign countries. Of the total increase of $15.7 million, 14% was from direct customers and the remaining 86% was from partners. In the three months ended March 31, 2026, 48% of total revenue was direct and the remaining 52% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenues	$29,990	$28,926	$1,064	4%
Cost of revenues increased by $1.1 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in personnel costs of $0.9 million, driven by additional employees hired to support the growth of our business, an impairment of our property and equipment of $0.6 million, an increase in shared cloud platform cost of $0.2 million, partially offset by a decrease in depreciation and amortization expense of $0.6 million resulting from certain of our assets that became fully depreciated or amortized.
Research and Development Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development	$29,020	$29,154	$(134)	—%
Research and development expenses remained relatively flat for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to lower average personnel costs, including stock-based compensation, driven by lower average grant-date fair value and geographic mix of the increased headcount to support product development, resulting in cost savings of $0.6 million, partially offset by an increase in overhead allocations of $0.5 million.

Sales and Marketing Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$38,760	$32,660	$6,100	19%
Sales and marketing expenses increased by $6.1 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in personnel costs, including stock-based compensation, of $5.8 million, driven by an increase in headcount and higher sales commissions and incentive compensation, an increase in sales event and sponsorship of $0.5 million, an increase in travel expenses of $0.5 million, and an increase in overhead allocations of $0.6 million, partially offset by a decrease in marketing expenses of $1.3 million, primarily related to digital advertising.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$16,983	$17,404	$(421)	(2%)
General and administrative expenses decreased by $0.4 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a decrease in overhead allocations to other expense categories of $1.0 million, partially offset by an increase in license expenses and professional service expenses of $0.4 million, and an increase in personnel costs, including stock-based compensation, of $0.2 million, driven by an increase in headcount.
Total other income, net

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Total other income, net	$4,105	$6,552	$(2,447)	(37)%
Total other income, net decreased by $2.4 million for the three months ended March 31, 2026, compared to the same periods in 2025, primarily due to an impairment to our non-marketable security of $2.0 million, and unfavorable changes in foreign currency of $0.4 million.
Income tax provision

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Income tax provision	$14,347	$10,773	$3,574	33%
Income tax provision increased by $3.6 million for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to an increase in non-deductible stock-based compensation, a decrease in benefit from the R&D credit, and an increase in tax expense arising from discrete adjustments in the period, partially offset by an increase in the tax benefit from FDDEI rules that became effective in 2026 under OBBBA.

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
Our net dollar expansion rates were 104% and 103% as of March 31, 2026 and March 31, 2025, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except percentages)
Net income	$50,643	$47,534
Net income as a percentage of revenues	29%	30%
Depreciation and amortization of property and equipment	2,403	3,537
Amortization of intangible assets	640	640
Income tax provision	14,347	10,773
Stock-based compensation	19,340	18,820
Total other income, net	(4,105)	(6,552)
Adjusted EBITDA	$83,268	$74,752
Adjusted EBITDA as a percentage of revenues	47%	47%
Liquidity and Capital Resources
As of March 31, 2026, our principal source of liquidity was cash, cash equivalents and marketable securities of $729.3 million, including $190.8 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$95,294	$109,588
Net cash used in investing activities	(6,376)	(7,031)
Net cash used in financing activities	(59,708)	(44,068)
Net increase in cash, cash equivalents and restricted cash	$29,210	$58,489
Operating Activities
During the three months ended March 31, 2026, we generated $77.1 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense, impairment of non-marketable securities, and deferred taxes, as compared to $65.3 million during the three months ended March 31, 2025. In addition, we also generated $18.2 million of cash from changes in working capital during the three months ended March 31, 2026, of which $27.8 million was related to a net favorable change in accounts receivable and deferred revenue due to the timing of billings and collections, partially offset by an $9.6 million net unfavorable change in prepaid expenses and payables and accrued liabilities primarily due to the timing of payments. During the three months ended March 31, 2025, we generated $44.3 million of cash from changes in working capital, of which $36.0 million was attributed to a net favorable change in accounts receivable and deferred revenue due to the timing of collections and billings, and a $8.3 million net favorable change in payables and accrued liabilities primarily driven by the timing of payments.

Investing Activities
During the three months ended March 31, 2026, we used $4.7 million of cash for purchases of marketable securities net of sales and maturities, and used $1.7 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $5.0 million of cash for purchases of marketable securities net of sales and maturities, and $2.0 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development and leasehold improvements for expansion of our office spaces during the three months ended March 31, 2025.
Financing Activities
During the three months ended March 31, 2026, we used $53.5 million of cash for share repurchases, $10.4 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $3.9 million of proceeds from issuance of common stock through our ESPP, and $0.3 million of proceeds from employee exercise of stock options, as compared to $39.7 million of cash used for share repurchases, and $10.8 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $3.8 million of proceeds from issuance of common stock through our ESPP, and $2.6 million of proceeds from employee exercise of stock options during the three months ended March 31, 2025.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $69.2 million as of March 31, 2026, with $13.8 million expected to be paid within the next 12 months.
Purchase Commitments
As of March 31, 2026, other than the changes described above in this section entitled “Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2026 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 5, 2026, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.6 billion. As of March 31, 2026, approximately $306.6 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
Recent Accounting Pronouncements
See Note 1 “Description of Business and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of March 31, 2026, we had designated cash flow hedge forward contracts with notional amounts of €51.8 million, £23.9 million and Rs.5,999.3 million and non-designated forward contracts with notional amounts of €22.0 million, £8.5 million, Rs.2,903.0 million and C$2.0 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $729.3 million in cash, cash equivalents and short-term and long-term marketable securities as of March 31, 2026. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of March 31, 2026, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2026, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
We compete with large and small public companies, such as CrowdStrike, Palo Alto Networks, Rapid7 and Tenable Holdings, as well as privately held security providers including Invicti, Tanium, and Wiz (which was acquired by Google in March 2026). We also seek to replace IT, security and compliance solutions that organizations have developed internally. As we continue to extend our cloud platform’s functionality by further developing IT, security and compliance solutions, such as Cybersecurity Asset Management, Patch Management, and Enterprise TruRisk Management, we expect to face additional competition in these new markets. Our competitors may also attempt to further expand their presence in the IT, security and compliance market and compete more directly against one or more of our solutions.
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
Our success depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the three months ended March 31, 2026, we derived approximately 52% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of March 31, 2026, approximately 79% of our employees were located outside of the United States, with 71% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the three months ended March 31, 2026, we incurred approximately 27% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the three months ended March 31, 2026, approximately 26% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $554.5 million in 2023 to $669.1 million in 2025, and headcount increasing from 2,143 employees at the beginning of 2023 to 2,683 employees as of March 31, 2026. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2026, we had approximately 35.4 million shares of our common stock outstanding.
In addition, as of March 31, 2026, there were approximately 1.2 million options and 1.1 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of March 31, 2026, we had an aggregate of 1.5 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.3 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024, and February 6, 2025, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program. On February 5, 2026 we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.6 billion as of March 31, 2026. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our net share repurchases are subject to the 1% excise tax introduced in the Inflation Reduction Act, which could increase the cost to us of share repurchases. During the three months ended March 31, 2026, we repurchased 0.5 million shares of our common stock for approximately $53.9 million. As of March 31, 2026, approximately $306.6 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2026	119,830	$132.12	119,830	$144,688,335
February 1 - February 28, 2026	203,000	$103.93	203,000	$323,590,888
March 1 - March 31, 2026	182,000	$93.39	182,000	$306,594,473
Total	504,830		504,830
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021,

May 4, 2022, February 7, 2024, February 6, 2025 and February 5, 2026, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.6 billion as of March 31, 2026. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers

On February 20, 2026, Wendy M. Pfeiffer, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 23, 2027, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in February 2026, Ms. Pfeiffer's previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.
On February 25, 2026, Jeffrey P. Hank, the chair of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 940 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 27, 2026, Thomas P. Berquist, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,450 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 27, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 27, 2026, Sumedh S. Thakar, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 98,400 shares of our common stock, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the Company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 30, 2027, or earlier if all transactions under the trading arrangement are completed. This trading arrangement will not commence until the termination of his previous trading arrangement by its terms on April 30, 2026.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on May 5, 2026.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)