Form 10-Q
period 2026-09-30
QUALYS, INC.
filed 2026-11-09
CIK 1107843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of the registrant's common stock outstanding as of October 23, 2026 was 34,909,416.

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

PART I. FINANCIAL INFORMATION
Item 1.                                 Financial Statements
Qualys, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$357,191	$250,258
Short-term marketable securities	163,552	195,681
Accounts receivable, net of allowance of $1,895 and $1,581 as of September 30, 2026 and December 31, 2025, respectively	148,863	170,991
Prepaid expenses and other current assets	53,413	40,686
Total current assets	723,019	657,616
Long-term marketable securities	287,296	250,868
Property and equipment, net	21,873	23,166
Operating leases - right of use asset	45,762	46,001
Deferred tax assets, net	66,404	74,518
Intangible assets, net	2,357	4,255
Goodwill	7,447	7,447
Noncurrent restricted cash	1,200	1,200
Other noncurrent assets	27,748	30,010
Total assets	$1,183,106	$1,095,081
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,568	$1,202
Accrued liabilities	49,013	57,694
Deferred revenues, current	411,958	401,127
Operating lease liabilities, current	9,213	7,315
Total current liabilities	473,752	467,338
Deferred revenues, noncurrent	14,432	16,285
Operating lease liabilities, noncurrent	42,028	44,959
Other noncurrent liabilities	6,115	5,346
Total liabilities	536,327	533,928
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 20,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock: $0.001 par value; 1,000,000 shares authorized, 34,924 and 35,730 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	35	36
Additional paid-in capital	833,149	731,788
Accumulated other comprehensive loss	(4,873)	(4,012)
Accumulated deficit	(181,532)	(166,659)
Total stockholders’ equity	646,779	561,153
Total liabilities and stockholders’ equity	$1,183,106	$1,095,081
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$188,049	$169,882	$545,862	$493,843
Cost of revenues	31,362	27,798	91,596	85,601
Gross profit	156,687	142,084	454,266	408,242
Operating expenses:
Research and development	30,222	28,927	89,927	88,330
Sales and marketing	40,948	35,280	120,732	103,750
General and administrative	19,227	17,922	54,530	53,045
Total operating expenses	90,397	82,129	265,189	245,125
Income from operations	66,290	59,955	189,077	163,117
Other income (expense), net:
Interest income	6,769	6,264	19,186	18,906
Other income (expense), net	(409)	(937)	(3,560)	379
Total other income, net	6,360	5,327	15,626	19,285
Income before income taxes	72,650	65,282	204,703	182,402
Income tax provision	15,476	14,936	44,481	37,232
Net income	$57,174	$50,346	$160,222	$145,170
Net income per share:
Basic	$1.64	$1.40	$4.56	$4.00
Diluted	$1.62	$1.39	$4.53	$3.97
Weighted average shares used in computing net income per share:
Basic	34,817	36,037	35,135	36,250
Diluted	35,321	36,293	35,347	36,530
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$57,174	$50,346	$160,222	$145,170
Other comprehensive income (loss), net of tax
Net change in unrealized gains (losses) on available-for-sale debt securities, net of tax	(3,110)	317	(5,609)	584
Net change in unrealized gains (losses) on cash flow hedges, net of tax	1,521	(441)	4,748	(6,211)
Other comprehensive loss, net of tax	(1,589)	(124)	(861)	(5,627)
Comprehensive income	$55,585	$50,222	$159,361	$139,543
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income	$160,222	$145,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,522	11,353
Provision for credit losses	536	1,110
Impairment of property and equipment	624	—
Impairment of non-marketable securities	1,967	—
Stock-based compensation, net of amounts capitalized	58,373	56,313
Accretion of discount on marketable securities, net	(1,117)	(2,799)
Deferred income taxes	6,989	6,724
Changes in operating assets and liabilities:
Accounts receivable	21,592	35,023
Prepaid expenses and other assets	(8,563)	(13,402)
Accounts payable	2,102	591
Accrued liabilities and other noncurrent liabilities	(4,541)	1,568
Deferred revenues	8,978	(7,910)
Net cash provided by operating activities	256,684	233,741
Cash flow from investing activities:
Purchases of marketable securities	(203,815)	(275,379)
Sales and maturities of marketable securities	194,114	182,322
Purchases of property and equipment	(7,182)	(4,266)
Net cash used in investing activities	(16,883)	(97,323)
Cash flow from financing activities:
Repurchase of common stock	(185,628)	(138,754)
Proceeds from exercise of stock options	65,615	8,856
Payments for taxes related to net share settlement of equity awards	(19,506)	(20,200)
Proceeds from issuance of common stock through employee stock purchase plan	6,651	6,751
Net cash used in financing activities	(132,868)	(143,347)
Net increase (decrease) in cash, cash equivalents and restricted cash	106,933	(6,929)
Cash, cash equivalents and restricted cash at beginning of period	251,458	233,382
Cash, cash equivalents and restricted cash at end of period	$358,391	$226,453
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Qualys, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2025	35,730	$36	$731,788	$(4,012)	$(166,659)	$561,153
Net income	—	—	—	—	50,643	50,643
Other comprehensive loss, net of tax	—	—	—	(800)	—	(800)
Issuance of common stock upon exercise of stock options	10	—	325	—	—	325
Repurchase of common stock	(505)	(1)	(3,028)	—	(51,252)	(54,281)
Issuance of common stock upon vesting of restricted stock units	182	—	—	—	—	—
Taxes related to net share settlement of equity awards	(81)	—	(10,375)	—	—	(10,375)
Issuance of common stock through employee stock purchase plan	43	—	3,851	—	—	3,851
Stock-based compensation	—	—	19,357	—	—	19,357
Balances at March 31, 2026	35,379	$35	$741,918	$(4,812)	$(167,268)	$569,873
Net income	—	—	—	—	52,405	52,405
Other comprehensive income, net of tax	—	—	—	1,528	—	1,528
Issuance of common stock upon exercise of stock options	9	—	609	—	—	609
Repurchase of common stock	(797)	—	(4,783)	—	(72,732)	(77,515)
Issuance of common stock upon vesting of restricted stock units	99	—	—	—	—	—
Taxes related to net share settlement of equity awards	(39)	—	(3,490)	—	—	(3,490)
Stock-based compensation	—	—	18,813	—	—	18,813
Balances at June 30, 2026	34,651	$35	$753,067	$(3,284)	$(187,595)	$562,223
Net income	—	—	—	—	57,174	57,174
Other comprehensive loss, net of tax	—	—	—	(1,589)	—	(1,589)
Issuance of common stock upon exercise of stock options	520	1	64,681	—	—	64,682
Repurchase of common stock	(330)	(1)	(1,978)	—	(51,111)	(53,090)
Issuance of common stock upon vesting of restricted stock units	90	—	—	—	—	—
Taxes related to net share settlement of equity awards	(39)	—	(5,641)	—	—	(5,641)
Issuance of common stock through employee stock purchase plan	32	—	2,800	—	—	2,800
Stock-based compensation	—	—	20,220	—	—	20,220
Balances at September 30, 2026	34,924	$35	$833,149	$(4,873)	$(181,532)	$646,779

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	36,503	$37	$664,879	$1,417	$(189,217)	$477,116
Net income	—	—	—	—	47,534	47,534
Other comprehensive loss, net of tax	—	—	—	(1,281)	—	(1,281)
Issuance of common stock upon exercise of stock options	56	—	2,599	—	—	2,599
Repurchase of common stock	(292)	(1)	(1,753)	—	(37,985)	(39,739)
Issuance of common stock upon vesting of restricted stock units	172	—	—	—	—	—
Taxes related to net share settlement of equity awards	(78)	—	(10,831)	—	—	(10,831)
Issuance of common stock through employee stock purchase plan	37	—	3,817	—	—	3,817
Stock-based compensation	—	—	18,820	—	—	18,820
Balances at March 31, 2025	36,398	$36	$677,531	$136	$(179,668)	$498,035
Net income	—	—	—	—	47,290	47,290
Other comprehensive loss, net of tax	—	—	—	(4,222)	—	(4,222)
Issuance of common stock upon exercise of stock options	57	—	2,978	—	—	2,978
Repurchase of common stock	(375)	—	(2,253)	—	(47,291)	(49,544)
Issuance of common stock upon vesting of restricted stock units	85	—	—	—	—	—
Taxes related to net share settlement of equity awards	(35)	—	(4,436)	—	—	(4,436)
Stock-based compensation	—	—	18,066	—	—	18,066
Balances at June 30, 2025	36,130	$36	$691,886	$(4,086)	$(179,669)	$508,167
Net income	—	—	—	—	50,346	50,346
Other comprehensive loss, net of tax	—	—	—	(124)	—	(124)
Issuance of common stock upon exercise of stock options	67	—	3,279	—	—	3,279
Repurchase of common stock	(366)	—	(2,193)	—	(47,550)	(49,743)
Issuance of common stock upon vesting of restricted stock units	86	—	—	—	—	—
Taxes related to net share settlement of equity awards	(36)	—	(4,933)	—	—	(4,933)
Issuance of common stock through employee stock purchase plan	27	—	2,934	—	—	2,934
Stock-based compensation	—	—	19,477	—	—	19,477
Balances at September 30, 2025	35,908	$36	$710,450	$(4,210)	$(176,873)	$529,403
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited financial statements as of that date but does not include all disclosures, including notes required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations expected for the entire year ending December 31, 2026 or for any other future annual or interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 20, 2026.
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

The following table sets forth by level within the fair value hierarchy the fair value of the Company's financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$373	$—	$373
U.S. Treasury and government agencies	—	340,271	340,271
Corporate bonds	—	146,722	146,722
Foreign currency forward contracts	—	2,375	2,375
Total assets	$373	$489,368	$489,741
Foreign currency forward contracts	$—	$1,766	$1,766
Total liabilities	$—	$1,766	$1,766

	December 31, 2025
	Level 1	Level 2	Fair Value

	(in thousands)
Money market funds	$205	$—	$205
U.S. Treasury and government agencies	—	330,163	330,163
Corporate bonds	—	147,101	147,101
Asset-backed securities	—	1,240	1,240
Foreign currency forward contracts	—	58	58
Total assets	$205	$478,562	$478,767
Foreign currency forward contracts	$—	$4,697	$4,697
Total liabilities	$—	$4,697	$4,697
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and nine months ended September 30, 2026 and 2025.

Cash equivalent and investments
The Company's cash equivalents and marketable securities consist of the following:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (1)
Money market funds	$373	$—	$—	$373
U.S. Treasury and government agencies	36,148	—	(3)	36,145
Total	36,521	—	(3)	36,518
Short-term marketable securities:
Corporate bonds	41,066	10	(71)	41,005
U.S. Treasury and government agencies	122,804	7	(264)	122,547
Total	163,870	17	(335)	163,552
Long-term marketable securities:
Corporate bonds	107,049	5	(1,337)	105,717
U.S. Treasury and government agencies	184,547	1	(2,969)	181,579
Total	291,596	6	(4,306)	287,296
Total	$491,987	$23	$(4,644)	$487,366
(1)Excludes cash of $320.7 million.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(in thousands)
Cash equivalents: (2)
Money market funds	$205	$—	$—	$205
U.S. Treasury and government agencies	31,952	3	—	31,955
Total	32,157	3	—	32,160
Short-term marketable securities:
Corporate bonds	59,531	273	—	59,804
U.S. Treasury and government agencies	135,649	238	(10)	135,877
Total	195,180	511	(10)	195,681
Long-term marketable securities:
Corporate bonds	86,826	483	(12)	87,297
Asset-backed securities	1,227	13	—	1,240
U.S. Treasury and government agencies	162,035	396	(100)	162,331
Total	250,088	892	(112)	250,868
Total	$477,425	$1,406	$(122)	$478,709
(2)Excludes cash of $218.1 million.

The following table summarizes the gross unrealized losses and fair value of the Company's marketable securities that were in an unrealized loss position aggregated by length of time:

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$122,438	$(1,408)	$—	$—	$122,438	$(1,408)
U.S. Treasury and government agencies	290,222	(3,113)	7,435	(123)	297,657	(3,236)
Total	$412,660	$(4,521)	$7,435	$(123)	$420,095	$(4,644)

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Corporate bonds	$10,735	$(12)	$1,791	$—	$12,526	$(12)
U.S. Treasury and government agencies	92,419	(110)	—	—	92,419	(110)
Total	$103,154	$(122)	$1,791	$—	$104,945	$(122)
The Company considered the extent to which any unrealized losses on its marketable securities were driven by credit risk and other factors, including market risk, and if it is more-likely-than-not that the Company would have to sell the security before the recovery of the amortized cost basis. At September 30, 2026 and December 31, 2025, the unrealized losses related to its marketable securities were due to market factors other than credit. The Company does not believe the unrealized losses represent credit risk, and the Company does not intend to sell any of the securities in an unrealized loss position and it is not likely that the Company would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. Thus, no credit loss was recognized for the Company's marketable securities for the three and nine months ended September 30, 2026 and 2025.
The following summarizes the fair value of marketable securities by contractual maturity:

	September 30, 2026
	Amortized Cost	Fair Value

	(in thousands)
Due within One Year	$200,391	$200,070
Due after One Year through Five Years	291,596	287,296
Total	$491,987	$487,366
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
As of September 30, 2026, the Company had designated cash flow hedge forward contracts with notional amounts of €53.3 million, £25.9 million and Rs.6,422.3 million. As of December 31, 2025, the Company had designated cash flow hedge forward contracts with notional amounts of €54.3 million, £24.1 million and Rs.5,526.0 million.
As of September 30, 2026, the amount of net unrealized gain of $0.5 million before tax on the foreign currency forward contracts for GBP and EUR reported in AOCI is expected to be reclassified into revenue within the next 12 months. As of September 30, 2026, the amount of net unrealized loss of $1.6 million before tax on the foreign currency forward contracts for INR reported in AOCI is expected to be reclassified into operating expenses within the next 12 months.
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
As of September 30, 2026, the Company had non-designated forward contracts with notional amounts of €20.0 million, £7.5 million, and Rs.3,978.0 million, Canadian Dollar (“C$” or “CAD”) C$3.0 million and Australian Dollar (“A$” or “AUD”) A$1.8 million. As of December 31, 2025, the Company had non-designated forward contracts with notional amounts of €24.4 million, £6.8 million, Rs.2,723.0 million, and C$2.5 million.
The following summarizes the fair value of derivative financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(in thousands)
Assets
Foreign currency forward contracts designated as cash flow hedge	$2,299	$55
Foreign currency forward contracts not designated as hedging instruments	76	3
Total	$2,375	$58
Liabilities
Foreign currency forward contracts designated as cash flow hedge	$1,728	$4,579
Foreign currency forward contracts not designated as hedging instruments	38	118
Total	$1,766	$4,697
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The potential offset to both assets and liabilities under the right of set-off associated with the Company's foreign currency exchange contracts was $1.8 million as of September 30, 2026 and immaterial as of December 31, 2025. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts. The counterparties to these derivatives are large, global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
The following summarizes the gains (losses) recognized from forward contracts and other foreign currency transactions in other income (expense), net in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net gains (losses) from non-designated forward contracts	$258	$729	$2,411	$(3,755)
Other foreign currency transactions gains (losses)	(861)	(1,665)	(4,291)	4,079
Total foreign exchange gains (losses), net	$(603)	$(936)	$(1,880)	$324

NOTE 3.                              Accumulated Other Comprehensive Income (Loss)
The components and changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Available-for-Sale Debt Securities	Cash Flow Hedges	Total

	(in thousands)
Balances at December 31, 2025	$990	$(5,002)	$(4,012)
Change in unrealized losses during the period	(1,629)	(721)	(2,350)
Amount reclassified into income during the period	(1)	1,416	1,415
Tax effect	296	(161)	135
Net change during the period	(1,334)	534	(800)
Balances at March 31, 2026	$(344)	$(4,468)	$(4,812)
Change in unrealized gains (losses) during the period	(1,165)	991	(174)
Amount reclassified into income during the period	—	2,507	2,507
Tax effect	—	(805)	(805)
Net change during the period	(1,165)	2,693	1,528
Balances at June 30, 2026	$(1,509)	$(1,775)	$(3,284)
Change in unrealized losses during the period	(3,110)	(80)	(3,190)
Amount reclassified into income during the period	—	2,055	2,055
Tax effect	—	(454)	(454)
Net change during the period	(3,110)	1,521	(1,589)
Balances at September 30, 2026	$(4,619)	$(254)	$(4,873)

Balances at December 31, 2024	$391	$1,026	$1,417
Change in unrealized gains (losses) during the period	366	(2,230)	(1,864)
Amount reclassified into income during the period	20	170	190
Tax effect	(90)	483	393
Net change during the period	296	(1,577)	(1,281)
Balances at March 31, 2025	$687	$(551)	$136
Change in unrealized losses during the period	(41)	(5,426)	(5,467)
Amount reclassified into income during the period	—	(2)	(2)
Tax effect	12	1,235	1,247
Net change during the period	(29)	(4,193)	(4,222)
Balances at June 30, 2025	$658	$(4,744)	$(4,086)
Change in unrealized gains (losses) during the period	410	(948)	(538)
Amount reclassified into income during the period	—	377	377
Tax effect	(93)	130	37
Net change during the period	317	(441)	(124)
Balances at September 30, 2025	$975	$(5,185)	$(4,210)

The effects on income before income taxes of amounts reclassified from AOCI to the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Reclassification of AOCI - Cash flow hedges
Revenues	$(1,033)	$8	$(3,289)	$367
Cost of revenues	(238)	(89)	(612)	(213)
Research and development	(663)	(239)	(1,700)	(567)
Sales and marketing	(79)	(25)	(197)	(56)
General and administrative	(42)	(32)	(180)	(76)
Total	$(2,055)	$(377)	$(5,978)	$(545)
There was no reclassification of AOCI to other income (expense), net related to available-for-sale debt securities during the three and nine months ended September 30, 2026, or the three months ended September 30, 2025, and an immaterial amount during the nine months ended September 30, 2025.
NOTE 4.                              Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Computer equipment	$194,132	$189,173
Computer software	26,236	26,237
Leasehold improvements	24,293	23,751
Scanner appliances	19,930	19,234
Furniture, fixtures and equipment	5,358	5,262
Total property and equipment	269,949	263,657
Less: accumulated depreciation and amortization	(248,076)	(240,491)
Property and equipment, net	$21,873	$23,166
As of September 30, 2026 and December 31, 2025, physical scanner appliances and other computer equipment that are or will be subject to leases by customers had a net carrying value of $4.9 million and $8.6 million, respectively, including assets that had not been placed in service of $1.9 million and $4.2 million, respectively.
Depreciation and amortization expenses relating to property and equipment were $2.8 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $7.6 million and $9.4 million for the nine months ended September 30, 2026 and 2025, respectively, which were mainly recorded in cost of revenues in the condensed consolidated statements of operations.
During the first quarter of 2026, the Company identified indicators of impairment related to certain property and equipment and recognized an immaterial impairment charge in cost of revenue in the condensed consolidated statement of operations.
NOTE 5.                              Revenue from Contracts with Customers
The Company records deferred revenue when cash payments are received or due in advance of its performance obligations offset by revenue recognized in the period. Revenues of $80.2 million and $76.1 million were recognized during the three months ended September 30, 2026 and 2025, respectively, and $360.8 million and $330.2 million for the nine months ended September 30, 2026 and 2025, respectively, which amounts were included in the deferred revenue balances of $417.4 million and $395.7 million as of December 31, 2025 and 2024, respectively.
The Company's payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. In certain circumstances, based on the credit quality of the customer, the Company requires payment before the products or services are delivered to the customer.
The following table sets forth the expected revenue from all remaining performance obligations as of September 30, 2026:

(in thousands)
2026 (remaining three months)	$84,279
2027	246,891
2028	115,678
2029	28,098
2030	4,721
2031 and thereafter	1,090
Total	$480,757
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
Revenues by sales channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Direct	$84,004	$85,722	$252,101	$251,304
Partner	104,045	84,160	293,761	242,539
Total	$188,049	$169,882	$545,862	$493,843
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

Deferred costs to obtain contracts are as follows:

	September 30, 2026	December 31, 2025

	(in thousands)
Current	$9,788	$8,705
Noncurrent	$19,536	$17,560
For the three months ended September 30, 2026 and 2025, the Company recognized $2.7 million and $2.2 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recognized $7.7 million and $6.3 million, respectively, of amortization expense relating to deferred costs to obtain contracts in sales and marketing expense in the condensed consolidated statements of operations. During the same periods, there was no impairment loss related to the deferred costs to obtain contracts.
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
The carrying values of intangible assets are as follows:

		September 30, 2026
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(37,824)	$2,317
Total intangibles subject to amortization		$40,141	$(37,824)	$2,317
Intangible assets not subject to amortization				40
Total intangible assets, net				$2,357

		December 31, 2025
(in thousands)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	4.6	$40,141	$(35,926)	$4,215
Total intangibles subject to amortization		$40,141	$(35,926)	$4,215
Intangible assets not subject to amortization				40
Total intangible assets, net				$4,255
Intangible asset amortization expense was $0.6 million for both the three months ended September 30, 2026 and 2025, respectively, and $1.9 million for both the nine months ended September 30, 2026 and 2025, respectively. Intangible asset amortization expenses were primarily recorded in cost of revenues in the condensed consolidated statements of operations.

As of September 30, 2026, the Company expects amortization expense in future periods to be as follows:

(in thousands)
2026 (remaining three months)	$579
2027	1,738
Total expected future amortization expense	$2,317
NOTE 7.                              Leases
The Company leases certain offices, computer equipment and its shared cloud platform facilities under non-cancelable operating leases for varying periods through 2034. While under the Company's lease agreements the Company has options to extend its certain leases, the Company has not included renewal options in determining the lease terms for calculating its lease liabilities, as these options are not reasonably certain of being exercised. Lease expense was $3.6 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively, and $10.4 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Cash payments included in the measurement of lease liabilities	$9,934	$9,413
Lease liabilities arising from obtaining right-of-use assets	$6,558	$14,559
The weighted average remaining lease term and the weighted average discount rate of the Company's operating leases were as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	5.1	5.8
Weighted average discount rate	7.7%	8.0%
Maturities of the Company's operating lease liabilities as of September 30, 2026 are as follows:

(in thousands)
2026 (remaining three months)	$2,285
2027	14,012
2028	13,813
2029	12,167
2030	6,540
2031 and thereafter	13,595
Total minimum lease payments	62,412
Less: interest	(11,171)
Present value of net minimum lease payments	$51,241

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
As of September 30, 2026, 2,303 thousand shares are available for future grants under the Restated 2012 Plan.
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
During the nine months ended September 30, 2026, 75 thousand shares were issued in connection with the purchase of common stock by participating employees. As of September 30, 2026, 297 thousand shares were available for future purchase.

Stock Options
Stock options granted under the Restated 2012 Plan and Previous 2012 Plan (collectively, the “Plans”) generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of the Company’s stock option activity during the nine months ended September 30, 2026 is as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Balance as of December 31, 2025	1,186	$127.50	7.0	$13,453
Granted	180	$119.81
Exercised	(539)	$121.77
Canceled	(71)	$135.10
Balance as of September 30, 2026	756	$129.04	7.5	$43,945
Vested and expected to vest as of September 30, 2026	650	$129.32	7.2	$37,635
Exercisable as of September 30, 2026	337	$128.61	5.9	$19,720
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
A summary of the Company’s RSU activity, inclusive of PRSU activity, during the nine months ended September 30, 2026 is as follows:

	Outstanding RSUs		Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Balance as of December 31, 2025	1,148	(1)	$133.74
Granted	547	(2)	$127.53
Vested	(371)	(3)	$136.13
Forfeited	(188)	(4)	$135.59
Balance as of September 30, 2026	1,136	(5)	$130.26
Outstanding and expected to vest as of September 30, 2026	872		$129.64
(1)Included 165 thousand PRSUs granted to certain executive officers in 2025, 2024 and 2022.
(2)Included 201 thousand PRSUs granted to certain executive officers in the nine months ended September 30, 2026.
(3)Included 91 thousand PRSUs granted to certain executive officers in 2025 and 2022.
(4)Included 59 thousand PRSUs granted to certain executive officers in 2025.
(5)Included 216 thousand PRSUs granted to certain executive officers in 2026, 2025 and 2024.
Stock-based Compensation
The following table shows a summary of the stock-based compensation expenses included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of revenues	$2,038	$2,172	$6,040	$6,242
Research and development	4,879	5,207	13,998	15,274
Sales and marketing	3,887	3,490	11,788	9,773
General and administrative	9,416	8,578	26,547	25,024
Total stock-based compensation, net of amounts capitalized (1)	$20,220	$19,447	$58,373	$56,313
(1)Total stock-based compensation expense capitalized was de minimis during the three and nine months ended September 30, 2026 and 2025.
Of the total stock-based compensation expense in the table above, the Company recognized stock-based compensation expenses related to all PRSUs of $4.2 million and $3.5 million during the three months ended September 30, 2026 and 2025, respectively, and $11.2 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the Company had unrecognized stock-based compensation expenses of $13.3 million, $83.8 million, $7.0 million, and $1.2 million related to options, RSUs, PRSUs, and ESPP purchase rights, respectively, which are expected to be recognized over weighted-average periods of 2.6 years, 2.8 years, 0.8 years, and 0.4 years, respectively.

Share Repurchase Program
The Company's share repurchase program was authorized by the board of directors as follows:

Announcement Date	Authorized Dollar Value
(in millions)
February 12, 2018	$100.0
October 30, 2018	100.0
October 30, 2019	100.0
May 7, 2020	100.0
February 10, 2021	100.0
November 3, 2021	200.0
May 4, 2022	200.0
February 9, 2023	100.0
February 7, 2024	200.0
February 6, 2025	200.0
February 5, 2026	200.0
Total as of September 30, 2026	$1,600.0
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
During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,632 thousand shares and 1,033 thousand shares of its common stock for approximately $184.4 million and $138.2 million, respectively. As of September 30, 2026, $176.1 million remained available for share repurchases pursuant to the Company's share repurchase program.
During the nine months ended September 30, 2026 and 2025, the Company made excise tax payments on stock repurchases, net of issuances of $1.0 million and $0.5 million, respectively. As of September 30, 2026 and December 31, 2025, excise tax payable on stock repurchases, net of issuances was $0.5 million and $1.0 million, respectively.
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
The Company's quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pretax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, tax law developments and possible outcomes of audits. The Company's estimated effective tax rate for the year differs from the U.S. federal statutory rate of 21% primarily due to non-deductible stock-based compensation expense, state taxes, the benefit of U.S. federal income tax credits, enacted tax legislation, and the benefits related to the Foreign-Derived Deduction-Eligible Income (“FDDEI”) Deduction.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Beginning in 2026, the OBBBA changes to the FDDEI deduction and Net CFC Tested Income (“NCTI”) became effective. The Company has recognized the effects of these OBBBA provisions in its financial results for the nine months ended September 30, 2026.

The Company recorded an income tax provision of $15.5 million and $14.9 million for the three months ended September 30, 2026 and 2025, respectively, resulting in an effective tax rate of 21.3% and 22.9%, respectively. The increase in income tax provision for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily attributable to higher pretax income and a higher tax expense from discrete items in the period, primarily related to return-to-provision adjustments. These increases were partially offset by a higher tax benefit from FDDEI provision that became effective in 2026 under OBBBA.
The Company recorded an income tax provision of $44.5 million and $37.2 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in an effective tax rate of 21.7% and 20.4%, respectively. The increase in income tax provision for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily attributable to higher pretax income, higher tax expense from discrete items in the period, primarily related to higher return-to-provision adjustments and lower excess tax benefits from share-based compensation, and a decrease in the U.S. federal R&D credit. These increases were partially offset by a higher tax benefit from FDDEI provision that became effective in 2026 under OBBBA.
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

The CODM manages the business using consolidated expense information. The following table sets forth the Company's reported segment revenue, segment profit or loss, and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues	$188,049	$169,882	$545,862	$493,843
Less: Significant segment expenses
Cost of revenues (exclusive of stock-based compensation and amortization of intangible assets)	28,705	24,987	83,658	77,441
Research and development (exclusive of stock-based compensation and amortization of intangible assets)	25,343	23,720	75,929	73,056
Sales and marketing (exclusive of stock-based compensation)	37,061	31,790	108,944	93,977
General and administrative (exclusive of stock-based compensation)	9,811	9,344	27,983	28,021
Add: Other segment items (1)	(409)	(937)	(3,560)	379
Less: Stock-based compensation	20,220	19,447	58,373	56,313
Less: Amortization of intangible assets	619	639	1,898	1,918
Add: Interest income	6,769	6,264	19,186	18,906
Less: Income tax provision	15,476	14,936	44,481	37,232
Condensed consolidated net income	$57,174	$50,346	$160,222	$145,170

(1)Other segment items included in segment net income includes interest expense, realized and unrealized gain/loss on foreign exchange transactions, impairment of non-marketable securities, and other non-operating income and expense items that are not individually material.
Revenue by geographic area, based on the customer's billing address, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
United States	$102,483	$95,629	$299,516	$279,649
Foreign	85,566	74,253	246,346	214,194
Total revenues	$188,049	$169,882	$545,862	$493,843
The measure of segment assets is reported on the balance sheet as total consolidated assets. Long-lived assets, which consist of Property and equipment, net and Operating leases - right of use asset, by geographic area, are as follows:

	September 30, 2026	December 31, 2025

	(in thousands)
United States	$48,822	$50,183
India	17,220	16,937
Rest of world	1,593	2,047
Total long-lived assets	$67,635	$69,167

NOTE 12.                            Net Income Per Share
The computations for basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Numerator:
Net income	$57,174	$50,346	$160,222	$145,170
Denominator:
Basic weighted average shares	34,817	36,037	35,135	36,250
Effect of potentially dilutive shares:
Stock options	152	144	71	175
Restricted stock units	344	109	136	102
Employee stock purchase plan	8	3	5	3
Diluted weighted average shares	35,321	36,293	35,347	36,530
Net income per share:
Basic	$1.64	$1.40	$4.56	$4.00
Diluted	$1.62	$1.39	$4.53	$3.97
Potentially dilutive shares not included in the calculation of diluted net income per share because doing so would be anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Stock options	198	758	784	801
Restricted stock units	—	35	465	149
Employee stock purchase plan	13	4	15	10
Total anti-dilutive shares	211	797	1,264	960

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
We market and sell our solutions to enterprises, government entities and small and medium-sized businesses across a broad range of industries, including education, financial services, government, healthcare, insurance, manufacturing, media, retail, technology and utilities. For the nine months ended September 30, 2026 and 2025, approximately 55% and 57%, respectively, of our revenues were derived from customers in the United States based on our customers' billing addresses. We sell our solutions to enterprises and government entities primarily through our field sales force and to small and medium-sized businesses through our inside sales force. We generate a significant portion of sales through our channel partners, including managed security service providers, leading cloud providers, value-added resellers and consulting firms in the United States and internationally.
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
Income Tax Provision
We are subject to federal, state and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our income tax provision and deferred tax assets. Earnings from our non-U.S. activities are subject to income taxes in the local countries at rates which are generally similar to the U.S. statutory tax rate. We regularly assess the realizability of our net deferred tax assets. As of September 30, 2026, valuation allowances remain in certain jurisdictions where we believe it is necessary to see positive evidence, such as sustained achievement of sufficient profits, to meet a more likely than not stance that the valuation allowance should be reversed. The exact timing and amount of the valuation allowance release is subject to change based on the level of profitability achieved in future periods. Release of the valuation allowance would result in the recognition of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
On July 4, 2025, OBBBA was signed into law. Beginning in 2026, the OBBBA changes to FDDEI Deduction and NCTI become effective. We have recognized the effects of these OBBBA provisions in our financial results for the nine months ended September 30, 2026. These changes generally resulted in a decrease to our income tax provision for the period. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on facts in each year and anticipated guidance from the U.S. Department of the Treasury.
Results of Operations
The following table sets forth selected condensed consolidated statements of operations data for each of the periods presented as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100%	100%	100%	100%
Cost of revenues	17	16	17	17
Gross profit	83	84	83	83
Operating expenses:
Research and development	16	17	16	18
Sales and marketing	22	21	22	21
General and administrative	10	11	10	11
Total operating expenses	48	49	48	50
Income from operations	35	35	35	33
Total other income, net	3	3	3	4
Income before income taxes	38	38	38	37
Income tax provision	8	8	9	8
Net income	30%	30%	29%	29%

Comparison of Three and Nine Months Ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$188,049	$169,882	$18,167	11%	$545,862	$493,843	$52,019	11%
Revenues increased by $18.2 million for the three months ended September 30, 2026 compared to the same period in 2025, driven by increased demand for our subscription services by our end customers. Of the total increase of $18.2 million in revenues, 96% was from revenues from customers existing prior to July 1, 2026, and the remaining 4% was from new customers added in the three months ended September 30, 2026. Of the total increase of $18.2 million, 38% was from customers in the United States and the remaining 62% was from customers in foreign countries. Of the total increase of $18.2 million, $19.9 million increase was from partners, offset by $1.7 million decrease from direct, which is reflective of our partner-first go-to-market strategy. In the three months ended September 30, 2026, 45% of total revenue was direct and the remaining 55% was from partners.
Revenues increased by $52.0 million for the nine months ended September 30, 2026 compared to the same period in 2025, driven by increased demand for our subscription services by our end customers. Of the total increase of $52.0 million in revenues, 86% was from revenues from customers existing prior to January 1, 2026, and the remaining 14% was from new customers added in the nine months ended September 30, 2026. Of the total increase of $52.0 million, 38% was from customers in the United States and the remaining 62% was from customers in foreign countries. Of the total increase of $52.0 million, $51.2 million increase was from partners and the remaining $0.8 million increase was from direct, which is reflective of our partner-first go-to-market strategy. In the nine months ended September 30, 2026, 46% of total revenue was direct and the remaining 54% was from partners.
With our strong market position driving further demand for our solutions, we expect revenue growth from new and existing customers to continue.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$31,362	$27,798	$3,564	13%	$91,596	$85,601	$5,995	7%
Cost of revenues increased by $3.6 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in shared cloud platform costs of $1.6 million, an increase in personnel costs of $1.0 million, driven by additional employees hired to support the growth of our business, an increase in license expenses and professional service expenses of $0.5 million, an increase of $0.2 million in depreciation and amortization expense, and an increase of $0.3 million primarily attributable to overhead allocations and other costs.
Cost of revenues increased by $6.0 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in personnel costs of $2.8 million, driven by additional employees hired to support the growth of our business, an increase in shared cloud platform cost of $2.2 million, an impairment of our property and equipment of $0.6 million, an increase in license expenses and professional service expenses of $0.5 million, and an increase of $0.8 million primarily attributable to overhead allocations and other costs. The increase was partially offset by a decrease in depreciation and amortization expense of $0.9 million resulting from certain of our assets that became fully depreciated or amortized.

Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$30,222	$28,927	$1,295	4%	$89,927	$88,330	$1,597	2%
Research and development expenses increased by $1.3 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in overhead allocations of $0.8 million, an increase in payroll related costs of $0.6 million, driven by additional employees hired to support product development, and the remaining increase of $0.3 million was primarily attributable to license expenses, shared cloud platform and other costs, partially offset by a decrease in stock-based compensation of $0.4 million driven by geographic mix of the increased headcount.
Research and development expenses increased by $1.6 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in overhead allocations of $2.2 million, an increase in personnel costs of $0.7 million driven by additional employees hired to support product development, and an increase of $0.7 million in license expenses, partially offset by a decrease in stock-based compensation of $1.4 million driven by lower average grant-date fair value and geographic mix of the increased headcount, and the remaining decrease of $0.6 million was primarily attributable to shared cloud platform cost, and professional service expenses.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$40,948	$35,280	$5,668	16%	$120,732	$103,750	$16,982	16%
Sales and marketing expenses increased by $5.7 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in personnel costs, including stock-based compensation, of $3.8 million, driven by an increase in headcount and higher sales commissions and incentive compensation, an increase in sales events and sponsorships of $1.3 million, and the remaining increase of $0.6 million was primarily attributable to overhead allocations, professional service and travel expenses.
Sales and marketing expenses increased by $17.0 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in personnel costs, including stock-based compensation, of $14.2 million, driven by an increase in headcount and higher sales commissions and incentive compensation, an increase in sales events and sponsorships of $2.1 million, an increase in overhead allocations of $1.1 million, an increase in travel expenses of $0.9 million, and an increase in professional service expenses of $0.2 million. The increase was partially offset by a decrease in marketing expenses of $1.5 million.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$19,227	$17,922	$1,305	7%	$54,530	$53,045	$1,485	3%
General and administrative expenses increased by $1.3 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in stock-based compensation of $0.8 million, an increase in depreciation and amortization expense of $0.7 million as more property and equipment was placed in service, and the remaining increase of $0.6 million was primarily attributable to lease expenses, professional service expenses, license expenses, and other expenses. The increase was partially offset by an increase in overhead allocations to other expense categories of $0.8 million.
General and administrative expenses increased by $1.5 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to an increase in personnel costs, including stock-based compensation of $1.9 million, driven by an increase in headcount, and an increase in incentive compensation compared to the same period in 2025, an increase in professional service expenses of $0.5 million, an increase in license expenses of $0.5 million, an increase in lease expenses of $0.4 million, an increase in depreciation and amortization expense of $0.3 million as more property and equipment was placed in service, and the remaining increase of $0.9 million was primarily attributable to travel expenses, and other expenses. The increase was partially offset by an increase in overhead allocations to other expense categories of $2.4 million, and a decrease in provision for credit losses of $0.6 million.
Total other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Total other income, net	$6,360	$5,327	$1,033	19%	$15,626	$19,285	$(3,659)	(19)%
Total other income, net increased by $1.0 million for the three months ended September 30, 2026, compared to the same periods in 2025, primarily due to favorable changes in foreign currency of $0.5 million, and an increase in interest income of $0.5 million.
Total other income, net decreased by $3.7 million for the nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to unfavorable changes in foreign currency of $2.0 million, an impairment to our non-marketable security of $2.0 million, partially offset by an increase in interest income of $0.3 million.
Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$15,476	$14,936	$540	4%	$44,481	$37,232	$7,249	19%
Income tax provision increased by $0.5 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily attributable to higher pretax income and a higher tax expense from discrete items in the period, primarily related to return-to-provision adjustments. These increases were partially offset by a higher tax benefit from FDDEI provision that became effective in 2026 under OBBBA.

Income tax provision increased by $7.2 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily attributable to higher pretax income, higher tax expense from discrete items in the period, primarily related to higher return-to-provision adjustments and lower excess tax benefits from share-based compensation, and a decrease in the U.S. federal R&D credit. These increases were partially offset by a higher tax benefit from FDDEI provision that became effective in 2026 under OBBBA.
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
Our net dollar expansion rates were 105% and 104% as of September 30, 2026 and September 30, 2025, respectively.
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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income, cash flows from operating activities and our financial results presented in accordance with U.S. GAAP. The following unaudited table presents the reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages)		(in thousands, except percentages)
Net income	$57,174	$50,346	$160,222	$145,170
Net income as a percentage of revenues	30%	30%	29%	29%
Depreciation and amortization of property and equipment	2,798	2,559	7,624	9,435
Amortization of intangible assets	619	639	1,898	1,918
Income tax provision	15,476	14,936	44,481	37,232
Stock-based compensation	20,220	19,447	58,373	56,313
Total other income, net	(6,360)	(5,327)	(15,626)	(19,285)
Adjusted EBITDA	$89,927	$82,600	$256,972	$230,783
Adjusted EBITDA as a percentage of revenues	48%	49%	47%	47%
Liquidity and Capital Resources
As of September 30, 2026, our principal source of liquidity was cash, cash equivalents and marketable securities of $808.0 million, including $180.3 million of cash held outside of the United States. The following summary of cash flows for the periods indicated has been derived from our condensed consolidated financial statements included elsewhere in this report:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$256,684	$233,741
Net cash used in investing activities	(16,883)	(97,323)
Net cash used in financing activities	(132,868)	(143,347)
Net increase (decrease) in cash, cash equivalents and restricted cash	$106,933	$(6,929)
Operating Activities
During the nine months ended September 30, 2026, we generated $237.1 million of cash from our net income, as adjusted for non-cash items mainly related to stock-based compensation expense, depreciation and amortization expense, impairment of non-marketable securities, and deferred taxes, as compared to $217.9 million during the nine months ended September 30, 2025. In addition, we also generated $19.6 million of cash from changes in working capital during the nine months ended September 30, 2026, of which $30.6 million was related to a net favorable change in accounts receivable and deferred revenue due to the timing of billings and collections, partially offset by an $11.0 million net unfavorable change in prepaid expenses and payables and accrued liabilities primarily due to the timing of payments. During the nine months ended September 30, 2025, we generated $15.9 million of cash from changes in working capital, of which $27.1 million was related to the net favorable change in accounts receivable and deferred revenue due to the growth in billings and collections, partially offset by an $11.2 million net unfavorable change in prepaid expenses and payables and accrued liabilities primarily due to the timing of payments.

Investing Activities
During the nine months ended September 30, 2026, we used $9.7 million of cash for purchases of marketable securities net of sales and maturities, and used $7.2 million of cash in capital expenditures mainly related to purchases of computer equipment to support our growth and development, as compared to $93.1 million of cash for purchases of marketable securities net of sales and maturities, and $4.3 million of cash used in capital expenditures mainly related to purchases of computer equipment to support our growth and development and leasehold improvements for expansion of our office spaces during the nine months ended September 30, 2025.
Financing Activities
During the nine months ended September 30, 2026, we used $185.6 million of cash for share repurchases, $19.5 million of cash in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $65.6 million of proceeds from employee exercise of stock options, and $6.7 million of proceeds from issuance of common stock through our ESPP, as compared to $138.8 million of cash used for share repurchases, and $20.2 million of cash used in payment of employee withholding taxes upon vesting of restricted stock units, partially offset by $8.9 million of proceeds from employee exercise of stock options, and $6.8 million of proceeds from issuance of common stock through our ESPP, during the nine months ended September 30, 2025.
Material Cash Requirements
We believe our existing cash and cash equivalents, marketable securities and our expected cash flow generated from operations will be sufficient to fund our operations for the next twelve months and beyond. If we repatriate funds from our foreign subsidiaries, we could be subject to foreign withholding taxes.
Operating lease obligations
Our material cash requirements include our operating lease obligations to make payments under our non-cancelable lease agreements for our facilities and shared cloud platforms. We had fixed operating lease payment obligations of $62.4 million as of September 30, 2026, with $12.9 million expected to be paid within the next 12 months.
Purchase Commitments
As of September 30, 2026, other than the changes described above in this section entitled “Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q, there have been no other material changes to our cash requirements for purchase commitments as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Share Repurchases
We expect to continue to use cash to repurchase shares in 2026 under our share repurchase program authorized by our board of directors on February 5, 2018. On February 5, 2026, we announced that our board of directors authorized an additional $200.0 million to the share repurchase program authorization, increasing the total amount of authorized repurchase to $1.6 billion. As of September 30, 2026, approximately $176.1 million remained available under our share repurchase program. Shares will be repurchased from time to time in privately negotiated transactions or on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act.
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
Foreign Currency Risk
Our results of operations and cash flows have been and will continue to be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. Dollar and the EUR, GBP, INR and CAD, the currencies of countries where we currently have our most significant international operations. We enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations related to forecasted subscription revenue, operating expenses and foreign currency denominated assets or liabilities. As of September 30, 2026, we had designated cash flow hedge forward contracts with notional amounts of €53.3 million, £25.9 million and Rs.6,422.3 million and non-designated forward contracts with notional amounts of €20.0 million, £7.5 million, Rs.3,978.0 million, C$3.0 million, and A$1.8 million. With our hedging strategy applied, the effect of an immediate 10% adverse change in foreign exchange rates would not be material to our financial condition, operating results or cash flows.
Interest Rate Sensitivity
We had $808.0 million in cash, cash equivalents and short-term and long-term marketable securities as of September 30, 2026. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are held in money market funds, fixed-income U.S. Treasury and government agency securities, commercial paper, corporate bonds and asset-backed securities. The primary objectives of our investment activities are the preservation of principal and support of our liquidity requirements. We do not invest for trading or speculative purposes. Our marketable securities are subject to market risk due to changes in interest rates, which may affect the interest income we earn and the fair market value of our securities. As of September 30, 2026, a hypothetical 100 basis point increase in interest rate would not result in a material decrease in the fair value of our marketable securities.
Item 4.                                Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1.                                  Legal Proceedings
From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2026, there has not been at least a reasonable possibility that the Company has incurred a material loss from any ongoing legal proceedings, individually or taken together. However, litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond the Company's control. Should any of these estimates and assumptions change or prove to have been incorrect, the Company could incur significant charges related to legal matters which could have a material impact on its results of operations, financial position and cash flows.
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
Our success depends to a significant extent on establishing and maintaining relationships with a variety of channel partners and we anticipate that we will continue to depend on these partners in order to grow our business. For the nine months ended September 30, 2026, we derived approximately 54% of our revenues from sales of subscriptions for our solutions through channel partners, and the percentage of revenues derived from channel partners may increase in future periods. Our agreements with our channel partners are generally non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and many of our channel partners have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors, do not effectively market and sell our solutions, or fail to meet the needs of our customers, then our ability to grow our business and sell our solutions may be adversely affected. In addition, the loss of one or more of our larger channel partners, who may cease marketing our solutions with limited or no notice, and our possible inability to replace them, could adversely affect our sales. Moreover, our ability to expand our distribution channels depends in part on our ability to educate our channel partners about our solutions, which can be complex. Our failure to effectively manage our relationship with channel partners, or any reduction or delay in their sales of our solutions or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Even if we are successful, these relationships may not result in greater customer usage of our solutions or increased revenues.
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
In addition, as of September 30, 2026, approximately 80% of our employees were located outside of the United States, with 72% of our employees located in India. Accordingly, we are exposed to changes in laws governing our employee relationships in various U.S. and foreign jurisdictions, including laws and regulations regarding wage and hour requirements, fair labor standards, employee data privacy, unemployment tax rates, workers’ compensation rates, citizenship requirements and payroll and other taxes which may have a direct impact on our operating costs. We may continue to expand our international operations and international sales and marketing activities. Expansion in international markets has required, and will continue to require, significant management attention and resources. We may be unable to scale our infrastructure effectively or as quickly as our competitors in these markets and our revenues may not increase to offset any increased costs and operating expenses, which would cause our results to suffer.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenues in U.S. dollars. However, for the nine months ended September 30, 2026, we incurred approximately 29% of our expenses in foreign currencies, primarily the Euro, British Pound, and Indian Rupee, principally with respect to salaries and related personnel expenses associated with our European and Indian operations. Additionally, for the nine months ended September 30, 2026, approximately 26% of our revenues were generated in foreign currencies. Accordingly, changes in exchange rates may have a material adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in the Euro, British Pound and Indian Rupee. The result of our operations may be adversely affected by foreign exchange fluctuations.
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
We have continued to grow over the last several years, with revenues increasing from $554.5 million in 2023 to $669.1 million in 2025, and headcount increasing from 2,143 employees at the beginning of 2023 to 2,738 employees as of September 30, 2026. We rely on information technology systems to help manage critical functions such as order processing, revenue recognition and financial forecasts. To manage any future growth effectively we must continue to improve and expand our IT systems, financial infrastructure, and operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner.
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
Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Furthermore, certain jurisdictions, such as the U.K. and France, have enacted a digital services tax, which is generally a tax on gross revenue generated from users or customers located in those jurisdictions, and other jurisdictions are considering enacting similar laws. Additionally, on June 29, 2026, California enacted Senate Bill 122, which, among other changes, extends California sales and use tax to digital prewritten software beginning January 1, 2027. While these rules do not impact our results of operations in the current year, additional taxes associated with the sale of our platform and with our purchases of third-party software could increase our compliance costs and operating expenses and adversely affect our results of operations. We could also be subject to audits with respect to state and international jurisdictions for which we may not have accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our solutions or otherwise harm our business and operating results.
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
Additionally, significant judgment is required in evaluating our tax positions and our worldwide tax provisions. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Organisation for Economic Cooperation and Development (OECD) has issued model rules in connection with the Base Erosion and Profit Shifting integrated framework that determine multi-jurisdictional taxing rights (Pillar One) and the minimum rate of tax applicable to certain types of income (Pillar Two). Many countries have enacted legislation to apply the Pillar Two directive, which generally provides for a minimum effective tax rate of 15% on the income arising in certain jurisdictions where the Company operates. However, on January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S. multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, including sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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
The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2026, we had approximately 34.9 million shares of our common stock outstanding.
In addition, as of September 30, 2026, there were approximately 0.8 million options and 1.1 million restricted stock units outstanding. If such options are exercised and restricted stock units are released, these additional shares will become available for sale. As of September 30, 2026, we had an aggregate of 2.3 million shares of our common stock reserved for future issuance under our Restated 2012 Equity Incentive Plan and 0.3 million shares reserved for future purchase under our 2021 Employee Stock Purchase Plan, which can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance stockholder value, and any share repurchases we make could affect the price of our common stock.
On February 12, 2018, we announced that our board of directors had authorized a $100.0 million repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024, February 6, 2025, and February 5, 2026, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.6 billion as of September 30, 2026. Although our board of directors authorized the share repurchase program, we are not obligated to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock. Finally, our net share repurchases are subject to the 1% excise tax introduced in the Inflation Reduction Act, which could increase the cost to us of share repurchases. During the nine months ended September 30, 2026, we repurchased 1.6 million shares of our common stock for approximately $184.4 million. As of September 30, 2026, approximately $176.1 million remained available for share repurchases pursuant to our share repurchase program.
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
Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our repurchases of common stock during the three months ended September 30, 2026 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plan or Program
July 1 - July 31, 2026	154,977	$147.49	154,977	$206,924,233
August 1 - August 31, 2026	78,385	$178.93	78,385	$192,898,464
September 1 - September 30, 2026	96,274	$174.10	96,274	$176,137,339
Total	329,636		329,636
(1) On February 12, 2018, we announced that our board of directors authorized a $100.0 million share repurchase program. On each of October 30, 2018, October 30, 2019, May 7, 2020, February 10, 2021 and February 9, 2023, we announced that our board of directors had authorized an increase of $100.0 million, and on each of November 3, 2021, May 4, 2022, February 7, 2024, February 6, 2025 and February 5, 2026, we announced that our board of directors had authorized an increase of $200.0 million to the share repurchase program, resulting in an aggregate authorization of $1.6 billion as of September 30, 2026. Shares may be repurchased from time to time on the open market in accordance with Rule 10b-18 of the Exchange Act of 1934. We have entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act to effect repurchases under our share repurchase program. All share repurchases have been made using cash resources. Our share repurchase program does not have an expiration date.
Item 3.                                  Defaults upon Senior Securities
None.
Item 4.                                  Mine Safety Disclosures
None.
Item 5.                                  Other Information
Securities Trading Plans of Directors and Executive Officers
On August 10, 2026, Joo Mi Kim, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 28,280 shares of our common stock, consisting of (i) 17,235 shares of our common stock currently held by Ms. Kim and (ii) 11,045 shares of our common stock issuable upon the vesting and settlement of PRSUs, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in August 2026, Ms. Kim’s previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.
On August 21, 2026, Bruce Posey, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 25,183 shares of our common stock, consisting of (i) 10,300 shares of our common stock currently held by Mr. Posey and (ii) 14,883 shares of our common stock issuable upon the vesting and settlement of RSUs and PRSUs, which represents the gross number of shares authorized to be sold during the duration of the plan, before excluding any shares withheld by the company to satisfy its income tax withholding in connection with the net settlement of the equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 1, 2027, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in August 2026, Mr. Posey's previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.
On August 26, 2026, Jeffrey P. Hank, the chair of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,314 shares of our common stock, consisting of (i) 3,000 shares of our common stock currently held by Mr. Hank and (ii) 1,314 shares of our common stock issuable upon the vesting and settlement of RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in August 2026, Mr. Hank's previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.
No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2026.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Foster City, State of California on November 9, 2026.

QUALYS, INC.

By:	/s/ JOO MI KIM
Name: Joo Mi Kim
Title: Chief Financial Officer
(principal financial and accounting officer)